Form 10-K
period 1996-03-31
MICROS TO MAINFRAMES INC
filed 1996-06-27
CIK 906282

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 1996

                         Commission file number: 0-22122

                           MICROS-TO-MAINFRAMES, INC.
             (Exact name of Registrant as specified in Its charter)

         New York                                              13-3354896
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

614 Corporate Way, Valley Cottage, New York                       10989
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code: (914) 268-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 19, 1996, was $10,930,645 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

         The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of June 19, 1996, was 3,450,374.

         Documents Incorporated by Reference: None.

                                             Exhibit Index is located at page 29

ITEM 1. BUSINESS

GENERAL

         Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc. and Data.Com RESULTS, Inc. (collectively, the "Company" or "MTM") serve as a "one-stop" organization for data processing solutions by providing computer hardware and software sales, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is primarily an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, by integrating into a single working system, for a client, a group of hardware and software products from more than 35 major computer vendors including Compaq, Hewlett Packard, AST, IBM, Dell, Lotus, NEC, Conner Peripherals, Apple, Cisco, Canon, Novell, Microsoft, Bay Networks, Toshiba, 3COM, Cubix, Fore Systems, Madge and numerous others.

         Since 1991, MTM has provided its customers, some Fortune 500 corporations and others mostly considered to be in the Fortune 2000 category (hereinafter referred to as "Fortune 2000 corporations") in the tri-state New York Metropolitan area, with a wide range of related outsourced customer support services, including network analysis and design, systems configuration, physical installation, software loading, application training, continuing education, maintenance and repair services. A network is the integration of two or more computers and their components into a system that allows multiple users to share the same information, communicate with the mainframe (a computer with large capacity used primarily for massive data storage and processing) or central networking system and all other computers and peripheral equipment.

         The outsourcing of computer services is a rapidly growing trend whereby a client company obtains all or a portion of its data processing requirements from a systems integrator, such as MTM, that specializes in the computer service, product or application required by the client. Outsourcing is a fast growing component of the data processing industry. The focus of the Company's growth revolves around the Company's outsourced support services, which include contract programming, network consulting and staff leasing in addition to systems integration. Since 1991, the Company has been providing customer support services and is focusing its current marketing efforts in such areas. Such services account for about 10% of the Company's current revenues, including a small amount of revenues derived from maintenance and repair services.

         On May 6, 1996, the Company acquired the business of Data.Com RESULTS, Inc. ("Data.Com"), a data communication and networking consultant and advanced technology solutions provider primarily serving clients located in Connecticut. This acquisition complements the Company's existing business by expanding its client base throughout Connecticut and New England. The Company expects to continue to expand its operations either internally or through strategic acquisitions, with emphasis on its support services.

         The Company's software support services include network and mainframe connectivity (communication between computers and networks) consulting, hardware and software maintenance agreements, network management, network planners, 1-800 Network Consultant (a toll-free network consultation), MTM Network Connectivity and Communications Lab (a multi-vendor laboratory environment to test and implement connectivity networks), Network Diagnostics (dial-in access for trouble-shooting network problems), MTM technical database and a 1-800-4-MTM-SVC Service Hotline (a toll-free support line). The Company's clients have access to person-to-person support services administered by a staff of highly trained support engineers, generally via a toll-free 800 telephone call. Most of the Company's support engineers have been trained by the major computer vendors. They receive additional training from courses given by computer vendors, as well as by the Company's head technicians on an as-needed basis and with a view to maintaining their certifications with such vendors. The Company's clients also have access to MTM's consulting services for LAN and WAN planning, detailed systems design, gateway (a device which allows computer users to access data from networks to the mainframes or by telephone), bridge (a device which allows computer users to communicate between networks and provides an expansion route for the existing network) and security/disaster recovery, among other services.

         The Company's products and services are sold by a direct sales force of 31 technical salespersons who maintain and service a base of active business customers and regularly call on sales executives primarily of Fortune 2000 corporations with solutions for their computer problems. While the Company's activities are focused on Fortune 2000 corporations located in the tri-state Metropolitan New York area and throughout Connecticut and New England, it sells its products and services to branch offices of its customers located throughout the United States. The Company also relies on customer referrals from its major suppliers and manufacturers who request systems integrators to design and install their systems.

INDUSTRY

         The microcomputer industry has become a multi-billion dollar industry since its development in the late 1970's. Management believes that this is attributable to rapid technological advances leading to the development of significantly more powerful microcomputers at substantially lower prices than larger minicomputers. The use of microcomputers has become widespread throughout the workplace also because of the smaller size of microcomputers, as compared to minicomputers, and the microcomputer's versatility and ability to connect to and share information with mainframe systems. The Company believes, based on its knowledge of the industry and industry data, that the microcomputer industry experienced a compound annual growth rate of almost 50% from 1984 to 1988 and a more modest rate ranging from 10% to 17% since 1988. The Company believes that the industry will continue to grow at this modest rate in the future, although there can be no assurance that it will.

         Corporations purchase their computer hardware from a number of sources, including manufacturer authorized dealers and value-added resellers, such as MTM, retail stores and, with increasing importance, directly from manufacturers through direct telemarketing and mail order organizations. Direct sales have benefited from microcomputer users becoming more computer literate, the emergence of industry standards and increased inter-changeability of peripherals. As a result of the foregoing, the microcomputer dealer distribution channel is currently undergoing additional market segmentation into dealers such as the Company, which are systems integrators which offer a one-stop total solution for outsourcing.

PRODUCTS

         The Company markets microcomputers, printers, displays, LAN and WAN products, plotters, software and other peripheral products. MTM is an authorized sales and service dealership of microcomputer equipment and related products supplied primarily by major manufacturers, including, but not limited to, Compaq Computer Corporation, IBM Corporation, Dell Computer Corporation, Hewlett-Packard Company, Apple Computer, Inc., AST Research, Inc., Conner Peripherals, Inc., Cisco Systems, Inc., Canon USA, Inc., Novell, Inc. and Toshiba American Information. The Company offers a variety of products manufactured by other companies, including NEC Technologies, Inc., Bay Networks, 3COM Corporation, Cubix Corporation, Madge Development Corp. and others, and software products from major suppliers, including Lotus Development Corp., Microsoft Corporation, IBM and others.

         MTM purchases certain products from MicroAge Computer Centers, Inc. ("MicroAge") and Intelligent Electronics, Inc. ("IE"), as described below, which are distributors selling to other dealers, at prices generally lower than the Company could obtain directly from suppliers. The Company also obtains products from a number of suppliers, including independent distributors, on an individual purchase order basis rather than through dealership agreements. MTM will also order specific products from other manufacturers to satisfy a particular customer requirement. The Company regularly evaluates new products, both internally and through evaluations with its customers.

         The microcomputer industry is characterized by numerous hardware systems that utilize different and often incompatible standards for hardware and software. The Company has the capability to design systems and support services which include products or components manufactured by numerous manufacturers that address most applicable industry standards.

         The Company is an authorized dealership for the various standardized LAN systems, including Novell, 3COM, Microsoft LAN Manager, the IBM Token Ring Network, Ethernet and compatible alternatives. In addition, the Company sells and services LAN and WAN products produced by the various manufacturers which it represents. LAN and WAN systems allow various microcomputers to communicate with other computers in a group and with other microcomputers in other LANs and WANs. The Company's clients have access to the Company's Connectivity and Communication Laboratory described below where they can test, design and create LANs and WANs.

OUTSOURCED SUPPORT SERVICES

         MTM Support Services include a wide range of services designed for its customers' corporate planners and management needing a single source for technical support issues, such as local and wide area networks, gateways, bridges, system conversion planning, hardware and software specifications, database and database server development and implementation, and security/disaster recovery.

         The outsourcing of computer services is a rapidly growing trend in which a client company obtains all or a portion of its data processing requirements from a systems integrator, such as the Company, that specializes in the computer service, product or application required by the client.

         The Company believes that it is generally more cost-effective and more efficient for its clients to purchase outsourcing services from the Company than for them to provide equivalent services by hiring their own service and support personnel.

         The following services provide the Company's clients with the ability to outsource virtually all of their support issues with one company for a wide variety of microcomputer hardware and software products. These services generally provide the Company's clients with access via an 800 telephone call to person-to-person support services administered by a staff of highly trained support engineers in the Company's Advanced Technology Group. The Advanced Technology Group and Technical Support consists of 44 technical support persons under the supervision of a Data Communications Manager. This group is responsible for systems design and the implementation of technology and the management of advanced technology projects including LANs, WANs and data communications problem solving for clients.

         NETWORK AND MAINFRAME CONNECTIVITY CONSULTING

         MTM and its staff of networking consultants offer experience at all levels of computers to provide management information services (MIS) departments with consulting services ranging from connectivity to enhancements, feasibility and implementation. These services address critical issues such as performance, reliability and compatibility with proven strategies and products. MTM offers research and planning insight at all levels of information flow from mainframes to minis to micros and within each system. These consulting services provide clients with access to a variety of options in designing and maintaining systems.

         CONNECTIVITY AND COMMUNICATION LABORATORY

         The Company's Advanced Technology Group seeks to serve customers' increasing communications requirements, including their need to share data and resources using LANs and WANs. The Company offers an array of connectivity services, including LAN and WAN system design and configuration, consulting, user training and installation. In addition, the Company has established a Connectivity and Communication Laboratory in its executive offices. This state-of-the-art facility provides a multi-vendor environment to test connectivity networks, create multi-vendor LANs and WANs and solution prototypes, perform feasibility studies, perform pre-release and new connectivity product testing, perform product compatibility testing, product bulletproofing, procedures development, product evaluation and optimization, replication, diagnosis and solution of service problems and to generally provide a basis to address support issues.

         The Company's lab features several different LAN and WAN operating systems from such manufacturers as Novell, IBM, SCO, Microsoft Lan Manager and 3COM and includes the entire spectrum of computer sizes.

         NETWORK MANAGEMENT AND FINE-TUNING

         The Company's Advanced Technology Group provides services designed to resolve complex network and data communications management issues for clients with existing multiple networks and/or sites currently utilizing communication servers, gateways to host computers and bridges linking multiple servers (a primary storage device, normally a PC in a network). These services include network security planning and implementation, data integrity and redundancy, network fine-tuning and auditing, performance testing, evaluation and optimization, corporate electronic mail and site management.

         1-800-PRODUCT SUPPORT

         The Company's experienced support engineers provide product support to resolve specific operating system and application problems. The Company's toll-free 800 telephone support line can be used for such problems as application software, installation assistance, error message handling or shared device problems. The applications supported include spread sheets, word processing packages, communications, network and PC operating systems, graphics, databases and various utilities.

         The Company provides its clients with instant access to the latest product support resources for known problems and resolutions, updates and release information.

         NETWORK TRAINING AND CONSULTING

         The Company's Advanced Technology Group provides the Company's clients and their corporate management, as well as its own engineering and sales personnel, with technical support and training. The Company's support engineers have generally been trained by the major computer vendors and receive additional training from courses given by computer vendors, as well as by the Company's Data Communications Manager, on an as needed basis and also in order to maintain their certifications with the respective vendors. The Company offers comprehensive training sessions for its customers featuring instruction by manufacturer-trained customer support representatives. This department assists in post-sale customer inquiries and network consultation and support via a toll-free 800 telephone number. The Company offers customer training seminars for various microcomputer hardware and software products at its own facilities and at customer sites.

         PRODUCT MAINTENANCE

         The Company offers contracts to its customers for both on-site and off-site complete product maintenance and repair services. These maintenance contracts generally provide for the Company to maintain microcomputer equipment at the customer's location during regular business hours. Most maintenance contracts are renewable annually. In addition, the Company provides authorized warranty service and repair for equipment sold by it and by others. The service department fulfills warranty requirements and offers extended maintenance and repair agreements after the expiration of manufacturers' warranties. The service department maintains complete parts inventories for the products distributed by the Company and is staffed by manufacturer-certified field engineers.

         DIAGNOSTICS

         The Company will ship one of its trouble-shooting tools (e.g., HP Advisor, Novell(R) LANalyzer or Network Analyzer) to a client to allow dial-in access for trouble-shooting network hardware and software related problems. By displaying and capturing network traffic, the Company's experienced systems engineers can analyze and determine the network problem. In addition, through a remote dial-in system, the Company's systems engineers can access a client's network problems.

DATABASE

         MTM has access to state-of-the-art technical databases which provide it with information concerning technological advances from major vendors. This assists the Company in trouble-shooting as it receives up-to-date product information from a wide variety of vendors. The Company has either been licensed, contracted or authorized to use the following databases: Novell's technical database which Novell engineers use for research and network diagnosis, as well as technical information from IBM, Compaq, Cisco, Microsoft, NEC, 3COM, and Fore Systems, Inc. These databases provide the Company with technological advances from major vendors as soon as the information is published. These, in turn, allow the Company its flexibility to shift rapidly to vendors whose products are expected to increase in demand as a result of technological advances.

ACCESSORY PRODUCTS

         The Company has formed new purchasing relationships with several computer supply vendors, through which it resells diskettes, data tape, compact disks, toner, ribbons and other related computer supplies. The Company does not believe that it is dependent on any one vendor of computer supplies, and the loss of any such vendor would not have a material adverse impact on the Company.

MARKETING AND SALES

         The Company's marketing efforts are focused on Fortune 500 corporations and, to a greater degree, what may be categorized as Fortune 2000 corporations, professional firms and governmental and educational institutions. Except for major corporate accounts, these customers generally do not have internal computer support personnel. Management believes that the increasing complexity of microcomputer systems, increased usage of microcomputers in the workplace and the trend toward network interconnecting will cause business and institutional customers to require significant levels of outsourced customer support services, such as those provided by the Company. The Company believes that these customers are increasingly relying on their dealers and suppliers to provide, in addition to competitive pricing, a one-stop solution-based approach to their data processing requirements. The Company uses such an approach which addresses purchasing, compatibility, maintenance, support, training and obsolescence.

         The Company has approximately 500 active clients. The Company's customers are well diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution, law and accounting firms. For the fiscal years ended March 31, 1996, 1995 and 1994 ("Fiscal 1996", "Fiscal 1995" and "Fiscal 1994"), approximately 16%, 11%, and 21%, respectively, of the Company's total revenues were derived from sales to PaineWebber, Incorporated ("PaineWebber"). During Fiscal 1996 and Fiscal 1995, A.I. Credit Corp. ("AI") accounted for approximately 18% and 29%, respectively, of the Company's revenues. During Fiscal 1994, American Cyanamid Company/Lederle Laboratories accounted for approximately 12% of the Company's revenues. Although the Company's customer base has increased, the loss of PaineWebber or AI as well as, to a lesser extent, the loss of any other principal customer, would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

         As of June 30, 1996, the Company employed 31 salespersons who are paid salaries, commissions and/or a combination of both. The Company's sales executives regularly call on sales management at companies with solutions for their computer problems. While the Company's marketing activities are focused on Fortune 2000 corporations located in the tri-state Metropolitan New York area and throughout New England, the Company sells its products and services to branch offices of its customers, including Fortune 500 corporations, throughout the United States. The Company also relies on customer referrals from its major suppliers and manufacturers who often receive requests for a systems integrator to design and install their systems.

         The Company's sales executives generally participate in approximately five hours of training per week concerning various topics, including product knowledge, industry information and sales techniques. The Company's ability to successfully expand its business will depend, in part, on its ability to attract, hire and retain highly skilled and motivated marketing and sales personnel, of which there can be no assurance.

         MTM also makes joint sales presentations with certain of the Company's major suppliers to existing and prospective customers. Certain of these suppliers' customer fulfillment option programs allow customers who purchase directly from the supplier to apply purchases from MTM to their purchase obligations under those agreements. As a result, these customers have the flexibility of purchasing products from the Company to take advantage of MTM's added services and its ability to integrate multiple manufacturers' products. Most major manufacturers have instituted either a moratorium or a selective authorization procedure on the approval of additional authorized dealership locations. While in effect, such policies may preclude the Company and its competitors from becoming authorized dealers for new vendors.

SUPPLIERS

         The Company purchases microcomputers and related products directly from numerous suppliers as either an authorized dealer or a value added reseller. The Company has entered into authorization agreements with its major suppliers. Typically, these agreements provide that MTM has been appointed, on a non-exclusive basis, as an authorized dealer and systems integrator of specified products of the supplier at specified locations. Most of the authorization agreements provide that the supplier may terminate the agreement with or without cause upon 30 to 90 days notice or immediately upon the occurrence of certain events. In addition, although each agreement is generally subject to renewal on an annual basis, there can be no assurance that such agreements will be renewed. The Company believes that its relationships with its major suppliers are excellent.

         Sales of Dell Computer products have accounted for approximately 24%, 31% and 20%, respectively, of the Company's revenues during Fiscal 1996, Fiscal 1995 and Fiscal 1994. Sales of IBM products accounted for approximately 13% of the Company's revenues during Fiscal 1994. No other supplier's products accounted for 10% or more of the Company's revenues during Fiscal 1996, Fiscal 1995 or Fiscal 1994. The Company's sales of products purchased through MicroAge accounted for approximately 20%, 33% and 30% of the Company's total revenues in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively, and sales of products purchased through IE accounted for approximately 10% of total revenues in Fiscal 1996. The material provisions of the MicroAge contract are described below under "MicroAge and IE". Except for Dell and IBM, management does not believe that a termination of any one supplier's agreement would have a material adverse effect on the Company.

         The Company's future results of operations are dependent upon continued demand for microcomputer products. Distributors in the microcomputer industry currently face a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. During the past four years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross margins for many microcomputer distributors and may result in a reduction in existing vendor subsidies. Management of the Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.

         Pursuant to the terms of most of its authorized dealership agreements, the Company furnishes firm purchase orders 30 to 90 days in advance of shipment. Under the terms of these agreements, the Company is generally liable for up to a 5% restocking fee to many manufacturers for the return of previously received merchandise. The Company has not experienced any significant cancellation penalties or restocking fees.

         The Company receives certain discretionary cost subsidies, typical for the industry, from certain major suppliers to promote sales and support activities relating to their products. The Company will typically earn about
1 1/2% of its aggregate purchases. It has used these funds to subsidize marketing, advertising and its Connectivity and Communication Laboratory, where the Company has been able to expand into areas relating to these suppliers' products and sales, such as LAN sales and support.

         MTM's current arrangements with major suppliers generally provide protection for up to two months against declines in the wholesale price of microcomputers and related products in the Company's inventory. These arrangements typically take the form of a cash payment or a credit against future purchases in an amount equal to the difference between the price actually paid by the Company for its inventory of that supplier's products and the new dealer price.

         The Company's suppliers permit the Company to pass through to its customers all warranties and return policies applicable to the suppliers' products. To date, the Company has experienced little return of product and has been reimbursed by the suppliers for most warranty work done for its customers. All service work after the expiration of the warranty period is at the customer's expense. The Company offers service contracts of varying lengths under which the Company agrees to be responsible for all service costs for a fixed term in exchange for a set fee paid by the customer.

         Software and other related products are purchased from numerous industry suppliers. As is customary, the Company does not have any long-term agreements or commitments with these suppliers, because competitive sources of supply are generally available for such products.

         In response to discounted pricing by certain microcomputer manufacturers, all major CPU hardware suppliers have instituted aggressive price reductions. The heightened price competition among hardware suppliers has resulted in declining gross margins for many microcomputer resellers. Although discounted prices have enabled the Company to increase its sales volume over the past two years, it has resulted in lower gross margins for the Company. Moreover, additional discounting by manufacturers will in all probability adversely affect the Company's profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MICROAGE and IE

         The Company operates as a reseller for MicroAge and IE. MicroAge and IE are master resellers and distributors which market and distribute information, technology, products and services through a network of franchisees and affiliated resellers, such as MTM. Such products include microcomputer systems, workstations, networking and telecommunications equipment, software and related products. As a reseller, the Company has purchased products and services through MicroAge since March 1993 and through IE since 1995.

         The Company purchases products from MicroAge and IE on a cost-plus basis (consisting of MicroAge's or IE's cost of the products from a supplier plus a mark-up) generally at lower prices than could be obtained independently from suppliers. In certain instances, the Company has access to suppliers through MicroAge and IE for which it is not otherwise an authorized dealer. The Company is obligated to purchase a minimum of $100,000 of products from MicroAge in each calendar quarter. The Company's agreement with MicroAge may be terminated by either party on 60 days' notice, and its agreement with IE may be terminated upon 30 days' notice by the Company and upon 3 days' notice by IE. The Company does not believe that it is dependent on either supplier, and that if it were to suffer the loss of either supplier, adequate alternatives would exist.

DATA.COM RESULTS, INC.

         On May 6, 1996, a newly formed subsidiary of MTM acquired substantially all of the assets of Data.Com. RESULTS, Inc. ("Seller"). After the closing of the acquisition, the Company's subsidiary changed its name to Data.Com RESULTS, Inc. The acquired business is a data communications, WAN and LAN consultant and advanced technology solutions provider primarily serving clients located in the State of Connecticut. The acquisition was effective as of May 1, 1996.

         The net purchase price for the assets and business was approximately $1,820,000 in assumed liabilities, of which $1,343,000 was paid at the closing of the acquisition, and 87,000 shares of the Company's common stock, $.001 par value ("Common Stock"). Additional consideration is payable in Common Stock, contingent upon Data.Com's achieving certain levels of earnings before taxes, depreciation and amortization through Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000 and 35,000 in Fiscal 1997, 1998 and 1999,
respectively. On the first anniversary of the closing of the transaction, there may also be some additional consideration given by the Company based on accounts receivable claims and sales of written down inventory.

         Simultaneous with the closing of the acquisition, the Company and Mr. Fries entered into a three year employment agreement. See "Item 11. Executive Compensation--Employment Agreements."

COMPETITION

         The microcomputer market is highly competitive. The Company is in direct competition with local, regional and national distributors of microcomputer products and related services. Several of these competitors offer most of the same basic products as does the Company. The Company competes with other resellers and believes its prices and delivery terms are competitive. Many competitors may sell their products at lower prices than the Company, but generally do not offer the same range of support services after installation of equipment that the Company offers to its customers.

         In addition, the tri-state Metropolitan New York area and New England, to which the Company markets its products and services, are particularly characterized by highly discounted pricing on microcomputer products from various sources of competition. The Company faces competition from microcomputer suppliers that sell their products through direct sales forces and from manufacturers and distributors that emphasize mail order and telemarketing.

         Depending on the customer, the principal areas of competition may include price, pre-sales and post-sales technical support and service, availability of inventory and breadth of product line. The Company has an insignificant market share of sales in the microcomputer industry and the service markets which the Company serves. Certain of the Company's competitors at the regional and national level are substantially larger, have more personnel, have materially greater financial and marketing resources than the Company and operate within a larger geographic area than does the Company.

         Management believes that the Company will continue to be able to compete effectively against the various aforementioned distribution methods on the basis of its being able to combine competitive pricing with its wide range of customer support services designed to provide its customers with high-end technological services, multi-vendor technical support, maintenance of their computer product needs, a dedicated, trained staff of salespersons and technicians, complete solutions for single user, multi-user or network systems and specialized vertical market software.

BACKLOG

         The Company generally delivers products from inventory to its customers within one to two weeks of its receipt of purchase orders. As a result, the Company believes that its backlog of unfilled customer orders is not material.

PROPRIETARY INFORMATION

         The Company holds no patents and has no trademarks registered in the United States Patent and Trademark Office or in any state. If the Company believes that trademark registration is significant in protecting its product or service recognition, the Company may apply for registration of various trademarks or service marks, including, but not limited to, the names Micros-to-Mainframes, Data.Com and The Technology Group, in which it believes that it has certain common-law rights. The Company may also affix copyright notice on its support service, training and service manuals. While such protection may become important to the Company, it is not considered essential to the success of its business. The Company relies on the know-how, experience and capabilities of its management, sales and service personnel. The Company requires some of its employees to sign confidentiality or non-competition agreements.

EMPLOYEES

         As of June 30, 1996, the Company employed 96 persons, all but three of whom are full-time personnel. Of these employees, five are responsible for management, 31 are responsible for marketing and sales, 42 for technical support, three for distribution, six for finance and nine for purchasing and administration. None of the Company's personnel is represented by a union, and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

         The Company's executive offices and warehouse are located in approximately 11,000 square feet of space at a two-story facility leased at 614 Corporate Way, Valley Cottage, New York. Approximately 35% of such space is devoted to marketing and telephone sales, 15% to service and customer support, 10% to administration, 10% to the Connectivity and Communication Lab and 30% to warehouse space. The Company does not maintain a retail showroom. The monthly payment is currently $6,400 under a lease, expiring on August 31, 1997, as amended.

         The Company also leases 4,000 square feet of office space in the Chrysler Building in New York City, which space is devoted to high technology sales. The monthly payment is currently $5,100 under a lease expiring on February 28, 1997. In addition, the Company also leases a 2,560 square foot office space in Bridgewater, New Jersey, which space is devoted to sales in the New Jersey area. The monthly rental payment of $3,413 under the lease expires on February 13, 1997. The Company also leases approximately 8,100 square feet of office and warehouse space (only about 10% of this property is devoted to warehouse space) in Rocky Hill, Connecticut. The monthly payment on this lease is currently $4,442.71, which will increase to $4,853.81 on August 1, 1996. The lease is terminable on six months' notice after July 31, 1997.

         The Company is also responsible for real estate taxes, insurance, utilities, and maintenance expenses concerning these premises.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, other than customer claims arising, from time to time, in the ordinary course of the Company's business, except as described below.

         In July 1995, the Company was served with a subpoena to produce documents to a grand jury convened in the United States District Court for the Southern District of New York. The subpoena sought documents relating to insurance claims filed by the Company and claims made by the Company to manufacturers of computer equipment based upon the manufacturers' warranties. The Company complied with the subpoena by delivering the documents to the office of the U.S. Attorney in August 1995. The Company believes that the inquiry will not have a material adverse effect on its financial condition. No further inquiry has been made by the U.S. Attorney's office since the Company's response to the subpoena.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended March 31, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on NASDAQ/NMS under the symbol "MTMC", and warrants of the Company were listed on NASDAQ/NMS until December 22, 1995 under the symbol "MTMCW," when the warrants were removed from trading.

         The following table sets forth the high and low closing bid prices of Common Stock and warrants for the last two years, as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


                                                                              Bid
                                                                   --------------------------
Security                Period                                      High                 Low
- --------                ------                                      ----                 ---
COMMON    FISCAL YEAR ENDED MARCH 31, 1995
STOCK     --------------------------------

           April 1 - June 30, 1994                               $2.75                   $1.75
           July 1 - September 30, 1994                           $2.375                  $1.375
           October 1 - December 31, 1994                         $2.0625                 $1.25
           January 1 - March 31, 1995                            $4.375                  $1.00

           FISCAL YEAR ENDED MARCH 31, 1996
           --------------------------------

           April 1 - June 30, 1995                               $5.75                   $3.125
           July 1 - September 30, 1995                           $8.625                  $4.875
           October 1 - December 31, 1995                         $7.00                   $4.50
           January 1 - March 31, 1996                            $6.75                   $4.50

WARRANTS   FISCAL YEAR ENDED MARCH 31, 1995
           --------------------------------

           April 1 - June 30, 1994                               $0.6875                 $0.375
           July 1 - September 30, 1994                           $0.5625                 $0.3125
           October 1 - December 31, 1994                         $0.50                   $0.1875
           January 1 - March 31, 1995                            $1.125                  $0.25

           FISCAL YEAR ENDED MARCH 31, 1996
           --------------------------------

           April 1 - June 30, 1995                               $4.75                   $0.625
           July 1 - September 30, 1995                           $4.75                   $1.25
           October 1 - December 22, 1995                         $3.00                   $0.25

         On June 18, 1996, the closing bid and asked prices of a share of Common Stock were $4 7/8 and $5, respectively, and the Company had in excess of 500 beneficial holders of Common Stock.

         The Company has not paid any cash dividends on Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data for the fiscal year ended June 30, 1992, the Nine Months Ended March 31, 1993, and the three fiscal years ended March 31, 1994,1995 and 1996, are derived from the financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.



Income Statement Data:                                                                     Nine
                                                                                          Months          Year
                                                                                           Ended          Ended
                                                        Year Ended March 31              March 31        June 30
                                                ---------------------------------        --------        -------
                                                1996           1995          1994           1993          1992
                                                           (In thousands; except earnings per share)

Net sales................................      $47,326         $43,043       $29,028        $15,322       $18,560
Cost of products sold                           40,452          37,530        24,862         12,742        15,283
  Technical personnel
    salaries.............................        1,109             778           562            242           177
  Selling, general and
    administrative
      expenses...........................        4,070           3,276         2,690          1,590         2,406
  Compensatory stock
    arrangement..........................        4,655              --            --             --            --
  Interest expenses .....................           13              40            94             86           159
Income (loss) from
  operations and before
  provisions for income
  taxes..................................       (2,907)          1,514           820            662           535
Net income (loss) .......................       (3,614)            878           478            387           295
Net income (loss) per
  share:
    Primary (1) .........................       $(1.10)           $.40          $.30           $.33          $.25
    Fully diluted (2)                               --           ($.22)        ($.57)            --            --
Weighted average number
  of common and common
  equivalent shares used
  in calculation:
    Primary (1)..........................        3,251           2,194         1,605          1,175         1,175
    Fully diluted (2) ...................           --           3,183         2,104             --            --


Balance Sheet Data:                                                At March 31                           June 30
                                                      ------------------------------------               -------
                                                1996           1995          1994           1993          1992
                                                           (In thousands; except earnings per share)

Working Capital..........................      $10,684          $4,648        $3,771        $   773       $   775
Total Assets.............................       16,209           9,420         8,486          5,247         4,066
Total Liabilities........................        5,208           4,554         4,501          4,307         3,513
Retained Earnings (Deficit) .............       (1,379)          2,235         1,357            879           492
Shareholders' Equity ....................       11,000           4,866         3,985            940           553

- ----------

(1) Share and per share data do not include 1,400,000 shares of the Company's Preferred Stock issued in September 1993 (the "Preferred Stock") or the 1,400,000 shares of Common Stock issuable upon conversion of the Preferred Stock. The Shares of Preferred Stock are considered common stock equivalents; however, conversion is contingent on the achievement of specified performance criteria. These shares were excluded from primary earnings per share calculations prior to January 1, 1996, as such performance levels had not been achieved in the applicable periods.

(2) Assumes (i) that the Preferred Stock was converted to Common Stock for all periods, (ii) that earnings were adjusted to reflect the necessary earnings requirements for convertibility of the Preferred Stock and (iii) that the charge to income for the compensatory element of the Preferred Stock was recognized for each period in the three year period ended March 31, 1996 based on the current market price at the end of each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Operations expressed as a percentage of sales for that period:

                                                              Years Ended March 31,
                                                 1994                  1995                 1996
                                                               (Percentage of Sales)
                                                 ------------------------------------------------
Net sales............................            100.00%             100.00%              $100.00%
Cost of products sold................             85.65               87.19                 85.48
  Technical personnel salaries.......              1.94                1.81                  2.34
  Selling, general and
    administrative expenses..........              9.27                7.61                  8.60
  Compensatory stock arrangement                     --                  --                  9.84(1)
  Interest expenses..................               .32                 .09                   .03
Income (loss) from operations
  and before provision for
  income taxes.......................              2.83                3.52                 (6.14)
Net income (loss)....................              1.65                2.04                 (7.64)

- ----------
(1) Reflects the non-cash non-recurring charge of $4,655,000 described below.

The Year Ended March 31, 1996 as compared to the Year Ended March 31, 1995.

         The Company had net sales of approximately $47,326,000 for the Year Ended March 31, 1996 ("Fiscal 1996"), as compared with approximately $43,043,000 for the Year Ended March 31, 1995 ("Fiscal 1995"). This increase in sales of approximately 10% was attributable to increased sales of equipment to both new and existing customers in Fiscal 1996, as well as to increased revenues from support services, which the Company began to offer in 1991.

         As a percentage of net sales, the cost of products sold for Fiscal 1996 decreased by 1.71% as compared to Fiscal 1995, due to increased service revenues, which have higher margins than equipment sales, offset by competitive market pressures on product sales.

         Service revenue in Fiscal 1996 increased 98% to $4,537,000 from $2,290,000 in Fiscal 1995. Because of the increase in the Company's service business, the Company hired additional technical personnel. Technical personnel salaries as a percentage of net sales increased by 0.53% in fiscal 1996 as compared to Fiscal 1995. On an aggregate basis, technical personnel salaries in Fiscal 1996 increased 43% to $1,109,000 from $778,000 in Fiscal 1995. Technical personnel salaries as a percentage of service revenues were 24% in Fiscal 1996 and 34% in Fiscal 1995. This decrease was due to greater utilization of technical personnel on customer service contracts. The Company is expected to continue to hire additional professional technicians and engineers for the Advanced Technology Group in order to meet the expected demand in the outsourcing business for the coming year.

         Selling, general and administrative ("SG&A") expenses were approximately $4,070,000 for Fiscal 1996, as compared to approximately $3,276,000 in Fiscal 1995. SG&A expenses as a percentage of net sales increased to 8.60% in Fiscal 1996 from 7.61% in Fiscal 1995. This increase was primarily attributable to the Company's overall increase in overhead expenses. As a whole, SG&A expenses increased by approximately $794,000 in Fiscal 1996. This increase resulted primarily from expenses related to increased sales volume, including increases in sales commissions and salaries of $416,000, and other employee payroll, benefits and payroll taxes of $71,000. The increase was also due to increases in accounting and administrative salaries of $49,000, legal, accounting and other professional fees of $104,000, and insurance of $102,000.

         The Company recognized a one-time charge against earnings in Fiscal 1996 in the amount of $4,655,000 relating to the compensatory nature of the Preferred Stock. The charge was required to be recognized at such time as the convertibility of the Preferred Stock is deemed probable, as previously disclosed by the Company in its prospectus dated October 26, 1993. The Preferred Stock is convertible into Common Stock, on a one for one basis, solely if the Company met certain revenue and earnings thresholds. Such thresholds for convertibility were considered probable in the fourth quarter of Fiscal 1996. In conjunction with this determination, the Company and the holders of the Preferred Stock committed to accelerate the convertibility and fix the amount of compensation expense to be charged to earnings. The Board of Directors and the holders of the Preferred Stock agreed, subject to receipt of the necessary consent of the Company's shareholders and an independent appraisal as to the equivalent value of the Preferred Stock and the Common Stock, to the conversion of the Preferred Stock into Common Stock. The appraisal concluded that the 1,400,000 shares of Preferred Stock were equivalent to 980,000 shares of Common Stock. Based on the market value of the Company's Common Stock at March 31, 1996, the Company recognized the non-recurring, non-cash charge of $4,655,000 shown on the income statement as "Compensatory stock arrangement".

         Interest expense decreased to approximately $13,000 in Fiscal 1996 from approximately $40,000 in Fiscal 1995. This represents a decrease of 68% from Fiscal 1996 primarily due to faster turn-around in inventory, resulting in fewer borrowings, as well as avoiding higher interest rates charged by the floor planners described below in "Liquidity and Capital Resources."

         Excluding the charge for the compensatory stock arrangement, for which there is no tax benefit, the effective income tax rates for Fiscal 1996 and Fiscal 1995 were approximately 42%. See Note 4 of the Consolidated Financial Statements for a discussion of income taxes.

         Accordingly, net income (loss) decreased to approximately ($3,614,000) in Fiscal 1996 from $878,000 in Fiscal 1995.

The Year Ended March 31, 1995 as compared to the Year Ended March 31, 1994.

         The Company had net sales of approximately $43,043,000 for Fiscal 1995 as compared with approximately $29,028,000 for the fiscal year ended March 31, 1994 ("Fiscal 1994"). This increase in sales of approximately 48% was attributable to the increased sales to both new and existing customers in Fiscal 1995 and includes increased volumes of equipment sales, as well as increased support service revenues, which the Company began to offer in 1991.

         Net sales of computer supplies decreased approximately $670,000 or 30% to $1,565,000 in Fiscal 1995 from approximately $2,235,000 for Fiscal 1994. This decrease was due to the reduction in sales to two significant computer supply customers believed by the Company to be caused by their budget constraints. In January 1995, one customer discontinued purchasing computer supplies from the Company, resulting in a loss of this major customer in 1995. In March 1995, the Company sold the franchise rights of Richard Young Products North, Inc. back to its franchisor for $108,000, resulting in a gain, net of expenses, of $94,275, or $.025 per common share, after taxes. The Company formed new purchasing relationships with other computer supply vendors designed to allow the Company to purchase computer supplies on more favorable terms and prices and to enable the Company to better compete within the computer supply market by allowing the Company to be more competitive in its pricing.

         As a percentage of net sales, the cost of products sold for Fiscal 1995 increased by 1.54% as compared to Fiscal 1994. These changes were due to competitive market pressures which resulted in lower realizations on product sales that were not in proportion to changes in product costs.

         Technical personnel salaries as a percentage of net sales decreased by 0.13% as compared to Fiscal 1994. However, on an aggregate basis, technical personnel salaries in Fiscal 1995 increased 38% to $778,000 from $562,000 in Fiscal 1994. Service revenue in Fiscal 1995 increased 107% to $2,290,000 from $1,106,000 in Fiscal 1994. Technical personnel salaries as a percentage of service revenues were 33.9% in Fiscal 1995 and 50.8% in Fiscal 1994. The decrease was due to the increase in service revenues due to higher utilization of technical personnel on customer service contracts.

         Selling, general and administrative ("SG&A") expenses were approximately $3,276,000 for Fiscal 1995, as compared to approximately $2,690,000 in Fiscal 1994. SG&A expenses as a percentage of net sales decreased to 7.61% in Fiscal 1995 from 9.27% in Fiscal 1994. This decrease was primarily attributable to the Company's increased sales levels. As a whole, SG&A expenses increased by approximately $586,000 in Fiscal 1995. The increase is partly due to increases in Messrs. Pavony and Rothman's compensation, each of whom received $123,750 in Fiscal 1994 and $185,000 in Fiscal 1995. Furthermore, legal, accounting and other professional related fees increased by $136,000 in Fiscal 1995. In addition, the increase in SG&A expenses resulted from expenses related to increased sales volume including increases in sales commissions and salaries of $152,000, and other employee payroll, benefits and payroll taxes of $83,000.

         Interest expense decreased to approximately $40,000 in Fiscal 1995 from approximately $94,000 in Fiscal 1994. This represents a decrease of 58% from Fiscal 1994 primarily due to the Company utilizing the proceeds from the Company's initial public offering to temporarily reduce the balance of the Company's revolving line of credit, faster turn-around in inventory and faster collection of accounts receivable (resulting in additional debt paydowns), as well as avoiding higher interest rates charged by the floor planners.

         The effective income tax rates for Fiscal 1995 and Fiscal 1994 were approximately 42%. See Note 4 of the Consolidated Financial Statements for a discussion of income taxes.

          Accordingly, net income increased to approximately $878,000 in Fiscal 1995 from $478,000 in Fiscal 1994.

INFLATION

         Management does not believe that inflation has had a significant effect on the Company's operations to date. The cost of computer products is largely affected by new product introductions and decreasing prices of older products, which are not affected by inflation. Those costs which are normally affected by inflation, such as wages and transportation, are a relatively small part of the Company's total operations, and the Company has been able to offset these increases, in part, by increases in its sales volume and service business.

LIQUIDITY AND CAPITAL RESOURCES

         The Company measures its liquidity in a number of ways, including the following:


                                                                            March 31,
                                                         1996                  1995                 1994
                                                      (Dollars in thousands, except current ratio data)
                                                      -------------------------------------------------
Cash and cash equivalents........                    5,285                    1,167               2,091
Working capital..................                   10,685                    4,648               3,771
Current ratio....................                   3.05:1                   2.02:1              1.84:1
Secured notes payable............                        5                        5               1,506
Working capital line available...                    8,759                    7,373                   0


         The Company had working capital of $10,684,000, $4,648,000 and $3,771,000 for Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively. The increase of approximately $6,036,000 or 130% in 1996 was primarily due to the proceeds received for the issuance of common stock upon exercise of options and warrants amounting to $5,093,000.

         During Fiscal 1996, the Company used approximately $827,000 in cash from operating activities. The cash used in operating activities resulted from a net loss of $3,614,000, offset by the non-cash charge for the compensatory stock arrangement of $4,655,000, an increase in accounts payable of $802,000, offset by an increase in accounts receivable of $2,122,000, an increase in inventory of $279,000, an increase in prepaid expenses and other current assets of $159,000 and a decrease of income taxes payable of $147,000. The Company used approximately $149,000 in investing activities for the purchase of property and equipment primarily for the Advanced Technology Group. The Company had net cash provided by financing activities of $5,093,000 from the exercise of warrants. As a result of the foregoing, the Company increased its cash by $4,118,000 during Fiscal 1996.

         During Fiscal 1995, the Company had net cash provided from operating activities of $567,000, derived primarily from $878,000 of net income, a decrease in inventory of $71,000, an increase in accounts payable and accrued expenses of $1,443,000 and income taxes payable of $111,000, offset, in part, by an increase in accounts receivable of $1,865,000, and an increase in prepaid expenses and other assets of $68,000. The Company had net cash provided from investing activities of $10,000 relating to the sale of franchise rights, net of expenses, of $103,000, offset by purchases of equipment of $93,000 primarily for its Advanced Technology Group. The Company used cash for financing activities in the amount of approximately $1,501,000 for the repayment in part of the bank's secured loan resulting in a net decrease in cash of $924,000 during Fiscal 1995.

         The Company makes capital expenditures from time to time as required to enhance its operational efficiency.

         The Company finances much of its business through "floor-plan" financings, which are alternate credit lines provided by manufacturers or through lines of credit provided by vendors. The financing arrangements have aggregate credit limits of approximately $6,300,000 and allow the Company to borrow for between 30 and 60 days, interest-free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable and liens against all assets of the Company. The Company also has a $5,000,000 revolving credit facility from a bank, expiring on July 31, 1996, which the Company intends to renew. See "Item 13. Certain Relationships and Related Transactions." All of the floor-plan borrowings are subordinated to the Company's bank revolver except as to inventory and equipment, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. At March 31, 1996 and 1995, the Company's total outstanding debt under the floor-plan arrangements was approximately $2,536,000 and $1,922,000, respectively, and the revolver balance was $5,000 at the end of each year.

         The Company's current ratio increased to 3.05:1 at March 31, 1996 from 2.02:1 at March 31, 1995.

         The Company believes that expected cash flow from its operations combined with available financing arrangements and funds from the warrant conversions will be sufficient to satisfy its expected cash requirements for the next 12 months.

ACQUISITION OF DATA.COM

         On May 6, 1996, a newly formed subsidiary of MTM acquired substantially all of the assets of Data.Com. RESULTS, Inc. The net purchase price for the assets was approximately $1,820,000 in assumed liabilities, of which $1,343,000 was paid at the closing of the acquisition, and 87,000 shares of Common Stock. Additional consideration is payable in Common Stock, contingent upon Data.Com's achieving certain levels of earnings before taxes, depreciation and amortization through Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000 and 35,000 in Fiscal 1997, 1998 and 1999, respectively. On the first anniversary of the closing of the transaction, there may also be some additional consideration given by the Company based on accounts receivable claims and sales of written down inventory.

NEW ACCOUNTING PRONOUNCEMENT

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The Company does not intend to adopt the recognition and measurement provisions of that Statement, which the Company expects would result in increased compensation expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information appears in Part IV, immediately following Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

    Name                 Age            Position
    ----                 ---            --------

Howard Pavony            45             President and a Director

Steven H. Rothman        47             Vice President and a Director

Frank T. Wong            49             Vice President-Finance, Secretary
                                         and a Director

Robert A. Fries          44             Vice President and a Director

Ramon Mota               34             Vice President-Technology
                                         and a Director

Joseph J. Farley*        72             Director

William Lerner*          62             Director

- ----------
* Member of the Audit Committee and Compensation Committee.

         Howard Pavony has served as the Company's President and a Director since the Company's inception in May 1986. He has also served as Vice President of MTM Advanced Technology, Inc. since 1986. From 1977 until 1986, Mr Pavony was employed by Data Research Associates ("DRA"), a computer hardware and accessories company, rising to the positions of Vice President of Sales and member of the Executive Board of DRA. Mr. Pavony holds a B.A. degree in pre-law from the City University of New York.

         Steven H. Rothman has served as the Company's Vice President, and a Director since the Company's inception in May 1986. Mr. Rothman was the Company's Secretary from May 1986 to September 1995. He has also served as President of MTM Advanced Technology, Inc. since 1986. From 1976 until 1986, Mr. Rothman was employed by DRA, rising to the positions of Director of Marketing and member of the Executive Board. Mr. Rothman holds a B.A. in psychology and a B.S. degree in pre-medicine from Long Island University and a Masters degree in Guidance and Counseling from Long Island University.

         Frank Wong has served as the Company's Vice President-Finance since February 1992, as a Director since June 1993 and as the Secretary since September 1995. Prior thereto, from 1975 to September 1991, he served as Chief Accountant of the Carvel Corporation, a franchise ice cream distributor.

         Robert A. Fries has served as a Vice President and a Director of the Company since May 6, 1996, when he joined the Company as a result of the acquisition of Data.Com. He has been President of Data.Com RESULTS, Inc. since June 1986 and now serves as Co-President of Data.Com. See "Item 1. Business-- Data.Com RESULTS, Inc."

         Ramon Mota has served as a Director of the Company since May 6, 1996. He joined the Company in October 1991, acting as a technical salesperson for the Company and was promoted to Director of Technology in June 1992. He became Vice President-Technology of the Company in April 1993. He also has been Co-President of Data.Com since May 1996. Prior thereto, from 1989 until September 1991, Mr. Mota served as an engineer with Multitech System, Inc. a modem manufacturing and data communications company.

         Joseph J. Farley has served as a Director of the Company since September 1995. From January 1982 to November 1990, Mr. Farley served as a Vice President and Director of Marketing for Helm Resources, Inc. ("Helm"), an American Stock Exchange listed company engaged in providing financial services and management assistance to small and mid-market companies. Mr. Farley continues to serve as a director of Helm. Prior thereto, Mr. Farley was employed with International Business Machines, Inc. ("IBM") for thirty-two years. Mr. Farley held various positions with IBM in engineering, marketing and field engineering.

         William Lerner has served as a Director of the Company since September 1995. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania since 1991. From 1990 to 1991, Mr. Lerner was Vice President and general counsel to Hon Development Company, a California real estate development company. From 1986 to 1990, Mr. Lerner was a Vice President and general counsel of The Geneva Companies, a California based business valuation and mergers and acquisitions firm specializing in privately owned middle-market companies. Mr. Lerner previously served as the Director of Compliance with the American Stock Exchange and as a Branch Chief, Enforcement Attorney for the Securities and Exchange Commission. Mr. Lerner serves as a director of Helm; of Seitel, Inc., a New York Stock Exchange listed company engaged in several facets of the oil and gas business; of Rent-Way, Inc., a Nasdaq listed company engaged in the rent-to-own business; and of Co-Counsel, Inc., a Nasdaq listed company that provides part-time or contract lawyers to businesses and corporations on a nationwide basis.

         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period April 1, 1995 and March 31, 1996, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during Fiscal 1996, Fiscal 1995 and Fiscal 1994 by certain executive officers of the Company. No other executive officers received compensation in excess of $100,000 during such years.




                                                                                                               Long-Term
                                      Annual Compensation                                                     Compensation
                                      -------------------                                                      ------------
                                                                                                                  Shares
Name and Principal                                                                          Other Annual        Underlying
Position                      Year              Salary($)                  Bonus($)        Compensation($)       Options(#)
- --------                      ----              ---------                  --------        ---------------       ----------
Howard Pavony                 1996              $165,000                   $20,000               (1)               10,000
  President and Co-CEO        1995              $165,000                   $20,000               (1)                  0
                              1994              $123,750(2)                   0                  (1)               50,000

Steven H. Rothman             1996              $165,000                   $20,000               (1)               10,000
  Vice President              1995              $165,000                   $20,000               (1)                  0
  and Co-CEO                  1994              $123,750(2)                   0                  (1)               50,000

Ramon Mota                    1996              $95,000                    $10,500               (1)                  0
  Vice President-
  Technology


- ----------
(1) The above compensation figures do not include the cost to the Company of the use of automobiles leased by the Company, the cost to the Company of benefits, including premiums for life and health insurance and any other personal benefits provided by the Company to such persons in connection with the Company's business. The figures also do not reflect the receipt by each of Messrs. Pavony and Rothman of 490,000 shares of Common Stock, upon the conversion of their Preferred Stock, which the Company values at $2,327,500, each, based on the market price of the Common Stock on March 31, 1996.

(2) Messrs. Pavony and Rothman did not receive compensation for the three months ended June 30, 1993. Since July 1993, these officers' salaries have been $165,000 per annum. During Fiscal 1994, these officers each received aggregate cash advances of approximately $34,000.

         OPTION GRANTS IN LAST FISCAL YEAR

         The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended March 31, 1996, exercise information and potential realizable value.

                          Individual Grants                                                          Potential Realizable
                  -------------------------------------                                                Value at Assumed
                  Number of               Percent of                                                 Annual Rates of Stock
                  Securities              Total Options                                                Price Appreciation
                  Underlying              Granted to                                                     for Option Term
                  Options                 Employees in            Exercise        Expiration        --------------------------
Name              Granted(#)              Fiscal Year             Price($/sh)     Date              5%($)               10%($)
- ----              ----------              -----------             -----------     -----------       -----              -------
Steven H. Rothman   10,000                   28.6%                  $6.125         10/19/2005      $38,598             $97,617

Howard Pavony       10,000                   28.6%                  $6.125         10/19/2005      $38,598              97,617

Ramon Mota               0                      0                      --              --                0                   0


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

                                                                                    Value of
                                                              Number of            Unexercised
                                                             Unexercised           In-The-Money
                           Shares                              Options                Options
                          Acquired                           at FY-End(#)          at FY-End($)
                          on Exer-           Value           Exercisable/          Exercisable/
      Name                cise (#)          Realized         Unexercisable        Unexercisable
      ----                --------          --------         -------------         -------------

Steven H. Rothman           -0-                -0-              60,000/0           $68,750/0
Howard Pavony               -0-                -0-              60,000/0           $68,750/0
Ramon Mota                  -0-                -0-              7,500/12,500       $20,937.50/$38,437.50


      DIRECTOR FEES

      The Company's independent directors receive an annual fee of $9,000 payable quarterly in advance. In addition, each independent director receives $1,500 for attendance in person at each Board meeting and $250 for participating in each telephonic board meeting held. Each independent director also received ten-year options to purchase 2,500 shares of Common Stock, exercisable, beginning September 16, 1995, at $7.00 per share. See "1993 Employee Stock Option Plan" below, for the terms of stock options granted to the Company's directors. Members of the Audit Committee and Compensation Committee are appointed annually and serve at the discretion of the Board of Directors. Each member of the Audit Committee will receive $1,000 for each meeting attended in excess of five committee meetings per year. These directors receive no additional fees for serving on the Compensation Committee.

      Management/Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Each of the Company's directors has received stock options from the Company. See "1993 Employee Stock Option Plan" below.

      EMPLOYMENT AGREEMENTS

      The Company has entered into identical three-year employment agreements with Howard Pavony, President, and Steven Rothman, Vice President, respectively. The agreements provide that Messrs. Pavony and Rothman shall devote all of their business time to the Company, each in consideration of an annual salary of $165,000 for the three-year period commencing on October 26, 1993. Messrs. Pavony and Rothman shall each be entitled to an annual bonus not to exceed $20,000 per person in the one-year period commencing on January 1, 1994. A bonus at such time, as well as in future years shall be based upon the performance of the Company and determined at the discretion of the Board of Directors (or a Compensation Committee).

      On April 1, 1996, the Company and Mr. Mota entered into a three-year employment agreement providing for a base salary of $98,000 in the first year, $105,000 in the second year and $115,000 in the third year; a bonus depending upon the earnings generated by the Advanced Technology Group; grants of five-year options to purchase up to 5,000 shares of Common Stock in each of the first two years of the term; and a $300 to $400/month car allowance. The Company further agreed to use its best efforts to designate Mr. Mota as a member of the Board from and after the next annual meeting of the Company's shareholders through the initial term of his employment with the Company.

      Simultaneously with the acquisition of Data.Com, on May 6, 1996, the Company and Mr. Fries entered into a three-year employment agreement providing for a base salary of $140,000; a bonus of 6% of earnings of Data.Com, but in no event more than $60,000 with respect to a fiscal year; grants of up to a total of 20,000 incentive stock options over the three years, subject to Data.Com's earning certain minimum amounts; and a $400/month car allowance. The Company further agreed to use its best efforts to designate Mr. Fries as a member of the Board from and after the next annual meeting of the Company's shareholders through the initial term of his employment agreement with the Company.

      STOCK OPTIONS

      Messrs. Pavony and Rothman have each been granted five-year incentive stock options to purchase 50,000 of the Company's Common Shares at $3.375 per share. Their agreements provide that during the term of employment with the Company and for a period of two years following termination of employment, Messrs. Pavony and Rothman will be prohibited from engaging in activities which are competitive with those of the Company.

      1993 EMPLOYEE STOCK OPTION PLAN

      In May 1993, the Company adopted the 1993 Employee Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company, and its subsidiaries, independent contractors, consultants and other individuals to purchase an aggregate of 250,000 Common Shares. The Option Plan may be administered by the Board of Directors or a committee of at least two disinterested members of the Board of Directors (the "Compensation Committee"). The Board or the Compensation Committee has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Option Plan. Options granted under the Option Plan may or may not be "incentive stock options" as defined in Section 422 of the Code ("Incentive Options"), and non-qualified stock options may be granted in tandem with Stock Appreciation Rights ("SARs") or Stock Depreciation Rights ("SDRs"), depending upon the terms established by the Board or the Compensation Committee at the time of grant, but the exercise price of options may not be less than 100% of the fair market value of the Company's Common Shares as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the outstanding Common Shares). Options may not be exercised more than 10 years after the grant. An option may be exercised by tendering payment of the purchase price to the Company or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of Common Stock having a fair market value equal to the exercise price or through a cashless exercise involving the cancellation of a portion of the Option Shares having a fair market value equal to the exercise price of the Option Shares issued. Options granted under the Option Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the Option Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

      As of the date of this Report, the Company has granted an aggregate of 250,000 stock options under the Option Plan. Of these, 175,000 are currently exercisable, and 7,500 have been exercised to date. 17,500 options have been cancelled to date and are available for regrant under the Option Plan.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Until September 15, 1995, the Company did not have a compensation committee or another Board committee performing equivalent functions, and the then entire Board of Directors, consisting of Howard Pavony, Steven Rothman and Frank Wong participated in deliberations of the Board of Directors concerning executive compensation. On September 15, 1995, a Compensation Committee consisting of Mr. Lerner and Mr. Farley was appointed and took over the responsibility of setting executive compensation. There are no compensation committee (or Board of directors) interlock relationships with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of the date hereof, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Shares and Preferred Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Shares and Preferred Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group. The table does not give effect to the planned conversion of the Preferred Stock.



                            Amount and Nature
                         of Beneficial Ownership                 Percent of Class (1)
                         -------------------------        -------------------------------
Name and Address         Preferred           Common       Preferred     Common   Combined
of Beneficial Owner         Stock            Shares         Stock       Shares   Power(2)
- -------------------      ----------          ------         -----       ------   --------

Steven H. Rothman(3)      700,000(5)    648,625(4)(5)      50.0%      18.5%    27.5%

Howard Pavony(3)          700,000(6)    647,500(4)(6)      50.0%      18.4%    27.4%

Frank T. Wong(3)                0         8,555(4)(7)       0           *

Robert A. Fries
71 Peria Drive
Rocky Hill, CT  06061           0        87,000             0          2.5%     1.8%

Ramon Mota(3)                   0         7,565(4)          0           *        *

Joseph J. Farley
78 Sawmill Road
Stamford, CT 06903              0             0(4)          0          0        0

William Lerner
423 East Beau Street
Washington, PA  15301           0             0(4)          0          0        0

All Directors and
executive officers
as a group (7 persons)    1,400,000   1,399,245(4)(5)     100.0%      39.0%    56.1%
                                               (6)(7)

- ----------
* Represents less than 1%.

(1) Based on 3,450,374 Common Shares and 1,400,000 shares of Preferred Stock issued and outstanding as of the date of this Report.

(2) After conversion of the Preferred Stock to Common Stock (on a .7-for-1 basis), each of Messrs. Pavony and Rothman would beneficially hold approximately 25% of the voting power of the Company.

(3) The address of this person is c/o the Company, 614 Corporate Way, Valley Cottage, New York 10989.

(4) Includes options held by Steven Rothman and Howard Pavony to each purchase 60,000 Common Shares and options to purchase 7,500 shares held by each of Frank Wong and Ramon Mota which are currently exercisable, but does not include options held by Mr. Wong to purchase 7,500 Common Shares and Mr. Mota to purchase 12,500 Common Shares which are not currently exercisable. Also does not include options held by Joseph J. Farley and William Lerner to each purchase 2,500 Common Shares which are not currently exercisable.

(5) Includes 1,125 Common Shares held by the wife of Mr. Rothman. Also includes an aggregate of 92,222 Common Shares and 109,882 shares of Preferred Stock held in trust for Mr. Rothman's three children. Mr. Rothman disclaims beneficial ownership of all of such shares held in trust.

(6) Includes an aggregate of 89,444 Common Shares and 106,572 shares of Preferred Stock held in trust for Mr. Pavony's two children. Mr. Pavony disclaims beneficial ownership of all of such shares.

(7)  Includes 1,000 Common Shares held by the wife of Mr. Wong.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In June 1992, the Company entered into a Revolving Credit Line Agreement with The Bank of New York (the "Bank"), which was replaced in August 1994 and amended in March 1995 (the "Revolver"). The Revolver provides for the Company to borrow up to $5,000,000 with interest payable at (i) the higher of (a) the prime commercial lending rate, as announced by the Bank from time to time, or
(b) the Federal Funds Rate plus 1/2%, or, at the Company's option after meeting certain restrictions, (ii) at the then current Eurodollar Rate plus 2%. The Revolver is secured by a first lien on substantially all of the Company's assets and the guarantee of a Company subsidiary. Currently the rate is 8.5%. Only $5,000 is currently outstanding under the Revolver, which expires on July 31, 1996. The Company intends to renew this credit line.

        The Company has entered into several financing agreements for the purchase of inventory, termed floor plan financings. These agreements provide for security interests in the related inventory and/or accounts receivable, and liens against all assets of the Company. All such borrowings are subordinated to the Revolver described above, except with respect to inventory and equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        The Company believes that the terms for each of the foregoing transactions are on terms no less favorable than could be obtained from unrelated third parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements.

               Independent Auditors' Report                              F-1

               Consolidated Balance Sheets at March 31, 1996 and 1995    F-2

               Consolidated Statements of Income for
                 the years ended March 31, 1996, 1995 and 1994           F-3

               Consolidated Statements of Changes in Shareholders'
                 Equity for the years ended March 31, 1996, 1995
                 and 1994                                                F-4

               Consolidated Statements of Cash Flows for the
                 the years ended March 31, 1996, 1995 and 1994           F-5

               Notes to Consolidated Financial Statements                F-6

         (2) Financial Statement Schedules

                  Financial Statement Schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the Consolidated Financial Statements or the notes thereto.

         (3) Exhibits

         2.1 Asset Purchase Agreement, dated as of May 1, 1996, by and among Data.Com, Mr. Fries, the Company and the Company's wholly-owned subsidiary.(5)

         3.1      Certificate of Incorporation of the Company, as amended.(1)

         3.2      By-Laws of the Company.(1)

         10.1     Revised 1993 Employee Stock Option Plan.(1)

         10.2 Form of Employment Agreement between the Company and Steven H. Rothman.(1)

         10.3 Form of Employment Agreement between the Company and Howard Pavony.(1)

         10.4 Lease Agreement between the Company and Associates of Rockland County dated July 30, 1989.(1)

         10.5 Independent Computer Dealer Agreement between the Company and MicroAge Computer Centers, Inc. dated February 23, 1993.(1)

         10.6 Revolving Credit Line Agreement between The Bank of New York and the Company.(1)

         10.7 Modification and Extension Agreement dated November 12, 1992 between the Bank of New York and the Company.(1)

         10.8 Remarketer/Integrator Agreement between Dell Marketing L.P. and Company, as amended.(1)

         10.9 Amendment to Lease between the Company and Associates of Rockland County dated as of July 23, 1992.(1)

         10.10 Dealer Addendum, as amended, to IBM Agreement for Authorized Dealers and Industry Remarketers.(1)

         10.11 Master Purchase Agreement between Paine Webber Incorporated and the Company.(1)

         10.12 Agreement for Wholesale Financing between Deutsche Financial Service (f/k/a/ ITT Commercial Finance Corp.) and the Company.(1)

         10.13 September 13, 1993 amendment to Paine Webber Incorporated agreement.(1)

         10.14 Extension Agreement between the Bank of New York and the Company dated March 3, 1994.(2)

         10.15 Agreement of Cancellation and Termination of Franchise Agreement and General Release, dated March 28, 1995.(3)

         10.16 Amendment to Revolving Loan Agreement between the Company and the Bank of New York, dated March 28, 1995.(3)

         10.17 Lease Agreement with Cooke Properties Inc. dated February 13, 1995.(4)

         10.18 Pledge and Escrow Agreement dated as of May 6, 1996 by and among the Company, Data.Com and Mr. Fries.(5)

         10.19 Employment Agreement dated as of May 6, 1996 by and between the Company and Mr. Fries.(5)

         10.20 Lease Extension between the Company and Associates of Rockland County dated as of February 29, 1996.

         11.1   Statement Re: Computation of Per Share Earnings.

         21.1   Subsidiaries of the Company.

         27.1   Financial Data Schedule.
- ----------

1. Incorporated by reference from the Company's Registration Statement on Form SB-2 for October 26, 1993 (No. 33-62932-NY).

2. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994.

3. Incorporated by reference from the Company's Current Report on Form 8-K dated March 28, 1995.

4. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

5. Incorporated by reference from the Company's Current Report on Form 8-K dated May 6, 1996.

   (b) Reports on Form 8-K.

        The Company did not file any Current Reports on Form 8-K during the last quarter of Fiscal 1996.

                         Report of Independent Auditors

Board of Directors and Shareholders
Micros-To-Mainframes, Inc.

We have audited the accompanying consolidated balance sheets of Micros-To-Mainframes, Inc. as of March 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micros-To-Mainframes, Inc. at March 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
June 7, 1996

                           Micros-To-Mainframes, Inc.
                           Consolidated Balance Sheets

                                                                      March 31,

                                                                1996             1995
                                                            -----------------------------
Assets
Current assets:
    Cash and cash equivalents                               $  5,284,587    $  1,167,008
    Accounts receivable - trade, less
       allowance of $41,000                                    8,844,204       6,722,459
    Inventory                                                  1,331,000       1,052,049
    Prepaid expenses and other current assets                    412,460         253,781
    Deferred income taxes                                         20,000           6,000
                                                            ------------    ------------
Total current assets                                          15,892,251       9,201,297
Property and equipment:
    Leasehold improvements                                        24,363          15,412
    Furniture, fixtures and other equipment                      641,385         501,032
    Transportation equipment                                      39,275          39,275
                                                            ------------    ------------
                                                                 705,023         555,719
    Less accumulated depreciation and amortization               457,884         367,613
                                                            ------------    ------------
                                                                 247,139         188,106

Other assets                                                      69,162          30,279
                                                            ------------    ------------
Total assets                                                $ 16,208,552    $  9,419,682
                                                            ============    ============

Liabilities and shareholders' equity Current liabilities:

    Secured notes payable (Note 2)                          $      5,000    $      5,000
    Accounts payable and accrued expenses                      5,083,969       4,282,192
    Income taxes payable                                         119,140         266,454
                                                            ------------    ------------
Total current liabilities                                      5,208,109       4,553,646

Shareholders' equity:

    Preferred stock, $.001 par value; authorized and issued 1,400,000 shares; liquidation

       preference, $140,000 (Note 3)                               1,400           1,400
    Common stock, $.001 par value; 10,000,000 shares
       authorized; issued and outstanding 3,363,374
       shares at March 31, 1996 and 2,177,410 shares

       at March 31, 1995 (Note 3)                                  3,363           2,178
    Additional paid-in capital (Note 3)                       12,374,774       2,627,485
    Retained earnings (deficit)                               (1,379,094)      2,234,973
                                                            ------------    ------------
Total shareholders' equity                                    11,000,443       4,866,036
                                                            ------------    ------------
Total liabilities and shareholders' equity                  $ 16,208,552    $  9,419,682
                                                            ============    ============


See accompanying notes.

                           Micros-To-Mainframes, Inc.
                        Consolidated Statements of Income

                                                            Year ended March 31
                                                   1996            1995            1994
                                               --------------------------------------------
Net revenues:
   Products                                    $ 42,789,681    $ 40,752,849    $ 27,921,848
   Services                                       4,536,656       2,290,422       1,106,501
                                               --------------------------------------------
                                                 47,326,337      43,043,271      29,028,349
   Costs and expenses:
    Cost of products sold                        40,452,206      37,530,399      24,862,090
    Technical personnel salaries                  1,108,941         777,619         562,043
    Selling, general and administrative
       expenses (Note 6)                          4,070,111       3,276,358       2,690,272
    Compensatory stock arrangement (Note 3)       4,655,000
    Interest expense                                 13,325          39,570          93,784
                                               --------------------------------------------
                                                 50,299,583      41,623,946      28,208,189
                                               --------------------------------------------
   Other income                                      66,179          94,275
                                               --------------------------------------------
   Income (loss) from operations before
    income taxes                                 (2,907,067)      1,513,600         820,160
Provision for income taxes (Note 4)                 707,000         635,200         342,500
                                               --------------------------------------------
Net income (loss)                              $ (3,614,067)   $    878,400    $    477,660
                                               ============================================
Net income (loss) per common share:
       Primary                                 $      (1.10)   $        .40    $        .30
                                               ============================================
       Fully-diluted                                           $       (.22)   $       (.57)
                                               ============================================

Weighted average number of common and common
    equivalent shares used in calculation:
       Primary                                    3,251,042       2,193,991       1,605,383
                                               ============================================
       Fully-diluted                                              3,182,508       2,104,247
                                               ============================================



See accompanying notes.

                           Micros-To-Mainframes, Inc.

                      Consolidated Statements of Changes in
                              Shareholders' Equity


                                      Preferred Stock               Common Stock
                                  -----------------------      ---------------------
                                                                                          Additional     Retained
                                  Number of                    Number of                    Paid-In      Earnings/
                                   Shares         Amount         Shares        Amount       Capital      (Deficit)       Total
                                 -------------------------------------------------------------------------------------------------

Balance at March 31, 1993         1,400,000    $     1,400      1,175,000   $     1,175   $    58,825   $   878,913    $   940,313
Initial public offering,
   less offering expenses of
   $810,000                                                     1,000,000         1,000     2,563,433                    2,564,433
Issuances of common stock as
   compensation                                                       810             1         2,429                        2,430
Net income                          477,660        477,660
                                 -------------------------------------------------------------------------------------------------
Balance at March 31, 1994         1,400,000          1,400      2,175,810         2,176     2,624,687     1,356,573      3,984,836

Issuance of common stock as
    compensation                                     1,600              2         2,798                                      2,800
Net income                          878,400        878,400
                                 -------------------------------------------------------------------------------------------------
Balance at March 31, 1995         1,400,000    $     1,400      2,177,410         2,178     2,627,485     2,234,973      4,866,036
Issuance of common stock:
   Employee options exercised                                       7,500             7        14,680                       14,687
   Underwriter Representative
     Warrants exercised                                           100,000           100       438,650                      438,750
   Warrants exercised and
     redeemed less offering
     expenses of $78,076                                        1,078,464         1,078     4,638,959                    4,640,037
Compensatory stock
    arrangement                                                                             4,655,000                    4,655,000
Net loss                                                                                                 (3,614,067)    (3,614,067)
                                 -------------------------------------------------------------------------------------------------
Balance at March 31, 1996         1,400,000    $     1,400      3,363,374   $     3,363   $12,374,774   $(1,379,094)   $11,000,443
                                 =================================================================================================


See accompanying notes.

                                            Micros-To-Mainframes, Inc.

                                       Consolidated Statements of Cash Flows


                                                                  Year ended March 31
                                                         1996          1995           1994
                                                     -----------------------------------------
Operating activities

Net income (loss)                                    $(3,614,067)   $   878,400    $   477,660
Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:

       Gain on sale of franchise rights                                 (94,275)
       Depreciation and amortization                      90,269         96,290         85,633
       Compensatory stock arrangement                  4,655,000
       Other non-cash charges (credits)                  (14,000)        10,800          9,994
       Changes in operating assets and
          liabilities:
             Accounts receivable                      (2,121,743)    (1,864,712)    (1,291,381)
             Inventory                                  (278,951)        71,164        255,913
             Prepaid expenses and other
                  current assets                        (158,679)       (68,339)       (93,139)
             Other assets                                (38,883)       (15,829)          (400)
             Accounts payable and accrued expenses       801,777      1,442,544          8,961
             Income taxes payable                       (147,314)       110,731          9,361
                                                     -----------------------------------------
Net cash provided by (used in) operating
    activities                                          (826,591)       566,774       (537,398)
Investing activities
Sale of franchise rights, net of expenses                               103,059
Purchase of property and equipment                      (149,304)       (93,465)      (131,739)
                                                     -----------------------------------------
Net cash provided by (used in) investing
    activities                                          (149,304)         9,594       (131,739)

Financing activities
Net proceeds from issuance of common stock             5,093,474
Net proceeds from initial public offering                                            2,564,433
Proceeds from (payments on) secured notes

    payable                                                          (1,500,692)       288,632
Payments on subordinated demand notes payable
    to officers/shareholders                                                          (118,283)
                                                     -----------------------------------------
Net cash provided by (used in) financing
    activities                                         5,093,474     (1,500,692)     2,734,782
                                                     -----------------------------------------
Increase (decrease) in cash                            4,117,579       (924,324)     2,065,645
Cash and cash equivalents at beginning of year         1,167,008      2,091,332         25,687
                                                     -----------------------------------------
Cash and cash equivalents at end of year             $ 5,284,587    $ 1,167,008    $ 2,091,332
                                                     =========================================


See accompanying notes.

                           Micros-To-Mainframes, Inc.

                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Micros-To-Mainframes, Inc. and its wholly-owned subsidiary, MTM Advanced Technology, Inc. (Note 6) hereafter referred to as the "Company". Significant intercompany accounts and transactions have been eliminated. The Company is an authorized direct dealer and value-added computer reseller providing hardware, software, consulting and integration services to customers primarily located in the tri-state New York metropolitan area.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories, comprised principally of computer hardware and software, are stated at the lower-of-cost or market using the first-in, first-out (FIFO) method.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit and commercial paper. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are stated at cost which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the following useful lives:

          Furniture and fixtures                                     7
          Office and computer equipment                              5
          Warehouse and Technical department equipment               3
          Computer software                                          2


Leasehold improvements are depreciated over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to operations as incurred.

                           Micros-To-Mainframes, Inc.

1. Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are provided, using the liability method, for temporary differences between financial and tax reporting, which arise principally from the deductions related to the allowances for doubtful accounts and the basis of inventory.

Revenue Recognition

The Company recognizes revenue upon the shipment of ordered merchandise and as technical services are rendered.

Fair Value of Financial Instruments

The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. All current assets and current liabilities are carried at their cost, which approximates fair value, because of their short term nature.

Stock Based Compensation

The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so.

Earnings (Loss) Per Share

Primary and fully diluted earnings (loss) per common share have been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options, warrants, and Representative's warrants that have a dilutive effect when applying the treasury stock method.

Primary earnings per share assumes, in addition to the above, that the Company's
1.4 million convertible preferred shares were converted to 980,000 common shares as of the beginning of the fourth quarter of Fiscal 1996 (see Note 3).

                           Micros-To-Mainframes, Inc.

1. Summary of Significant Accounting Policies (continued)

Fully diluted earnings per share assumes, in addition to the above, (i) that the Company's convertible preferred shares were converted to common shares for all periods, (ii) that earnings were adjusted to reflect the necessary earnings requirements for convertibility of the preferred shares, and (iii) that the charge to income for the compensatory element of the convertible preferred stock was recognized for each period in the three year period ended March 31, 1996 based on the current market price at the end of each period.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

The Company's customers are primarily mid to large size corporations in diversified industries located in the New York tri-state area. Receivables from two major customers at March 31, 1996 approximated 22% and 10%, respectively, of the Company's trade receivables. Receivables from two major customers at March 31, 1995 approximated 25% and 18%, respectively, of the Company's trade receivables. Two customers accounted for approximately 18% and 16%, respectively, of the Company's revenue for fiscal 1996, 29% and 11%, respectively, of the Company's revenue for fiscal 1995 and 21% and 12%, respectively, of the Company's revenue for fiscal 1994. The loss of either principal customer would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

Franchise Fee

The franchise fee relates to the Richard Young Products North, Inc. franchise purchased in 1986 for $62,000. This fee was amortized using the straight-line method over ten years, the term of the agreement, prior to the sale in March 1995 of the franchise rights (Note 7).

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation.

                           Micros-To-Mainframes, Inc.

2. Credit Facilities

The Company has entered into several financing agreements for the purchase of inventory. Lines of credit under these agreements aggregate approximately $6,300,000 (approximately $3,764,000 unused) at March 31, 1996 and $4,300,000
(approximately $2,378,000 unused) at March 31, 1995 and generally provide for thirty day repayment terms. These agreements are secured by the related inventory and/or accounts receivable and liens against all assets of the Company. In addition, one of these agreements provides for minimum amounts of tangible net worth and specified financial ratios. All such borrowings are subordinated to the bank financing, except as to inventory and equipment, pursuant to an intercreditor agreement (see below).

A revolving credit facility renewed in August 1994, amended in March 1995 and expiring July 31, 1996 allows the Company to borrow up to $5,000,000 with an interest rate of either (1) the bank's Alternate Base Rate (ABR); or (2) the Eurodollar rate plus 2%, depending on certain factors as stipulated in the agreement. At March 31, 1996 and 1995, the Company had $5,000 outstanding under this facility with interest payable at the bank's ABR of 8.25% and 9%, respectively.

The revolving credit facility provides, among other matters for: (i) a general security interest first lien on all of the Company's assets (a second lien to the extent a first lien on inventory and/or accounts receivable is held under the financing agreements described above); (ii) unconditional guarantees of MTM Advanced Technology, Inc. and (iii) requirements, including limitations on additional borrowings, minimum levels of shareholders' equity, restrictions on certain transactions, including the payment of dividends, and specified financial ratios.

Interest paid during fiscal 1996, 1995 and 1994 aggregated approximately $1,000, $40,000 and $100,000, respectively.

3. Shareholders' Equity

In connection with the Company's initial public offering of common stock, the Company issued 1,000,000 Warrants entitling the holders to purchase common shares, and 100,000 Representative's Warrants entitling the holders to purchase units (consisting of one common share and one warrant). The 1,000,000 Warrants entitled the holders to purchase shares of common stock at an exercise price of $4.375 per share from October 26, 1993 through October 26, 1997. The 100,000 Representative's Warrants entitled the holders to purchase units at an exercise price of $4.3875 per unit, from October 26, 1994 through October 26, 1998. During fiscal 1996, substantially all of the Company's Warrants and all of the Representative's Warrants were exercised resulting in the issuance of 1,178,464 shares of common stock.

                           Micros-To-Mainframes, Inc.

3. Shareholders' Equity (continued)

Conversion of Preferred Shares

The 1,400,000 convertible preferred shares are convertible into common stock (1 to 1) at the option of the holders, solely if the Company's net sales in any four consecutive fiscal quarters aggregates $50 million or more and its net income amounts to $1,500,000 or more, or such proportionately higher amount of net income (3% of net sales) on net sales in excess of $50 million.

In the fourth quarter of fiscal 1996, the thresholds for convertibility were considered probable. In conjunction with this determination, the Company and the holders of the preferred shares committed to accelerate the convertibility and fix the amount of compensation expense to be charged to earnings. The Board of Directors and the preferred shareholders agreed subject to the receipt of necessary stockholders' consent and an independent appraisal as to the equivalent value of the preferred stock and the common stock, to the conversion of the preferred shares into common shares. The appraisal concluded that the 1,400,000 preferred shares were equivalent to 980,000 common shares. The conversion will be consummated upon stockholder approval at the next annual meeting of Company stockholders. Based on the market value of the Company's common stock at March 31, 1996, the Company recognized a non-recurring, non-cash charge of $4,655,000.

Employee Stock Option Plan

In May 1993, the Company adopted the 1993 Employee Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting of options, including incentive stock options, non-qualified stock options and stock appreciation rights to qualified employees (including officers and directors) of the Company, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000 shares of common stock. The exercise price of options generally, may not be less than 100% of the fair market value of the Company's' common stock as of the date of grant. Options may not be exercised more than ten years after the date of grant. Options granted under the Option Plan become exercisable in accordance with different vesting schedules depending on the duration of the options.

                           Micros-To-Mainframes, Inc.

             Notes to Consolidated Financial Statements (continued)

3. Shareholders' Equity (continued)

Options granted under the Plan are summarized as follows:

                                         Number of            Option Exercise
                                          Options             Price Per Share
                                        --------------------------------------

Balance at March 31, 1993                      0
Options issued during the year           210,000              $1.25  - $3.375
Terminated and canceled                  (10,000)             $3.375
                                        ------------
Outstanding at March 31, 1994            200,000              $1.25  - $3.375

Terminated and canceled                   (5,000)             $3.375
                                        ------------
Outstanding at March 31, 1995            195,000              $1.25  - $3.375

Terminated and canceled                   (2,500)             $3.375
Options issued during the year            40,000              $5.125 - $7.00
Options exercised during the year         (7,500)             $1.25  - $3.375
                                        ------------
Outstanding at March 31, 1996            225,000              $1.25  - $7.00
                                        =============

There were 175,000 and 123,750 options exercisable at March 31, 1996 and 1995, respectively.

4. Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                           Micros-To-Mainframes, Inc.

4. Income Taxes (continued)

The provision for income taxes consists of the following:

                                        Year ended March 31
                          1996              1995               1994
                      ----------------------------------------------------

Federal:

    Current            $568,300           $476,800            $257,500
    Deferred            (14,000)             8,000               2,000
                      ----------------------------------------------------
                        554,300            484,800             259,500
                      ----------------------------------------------------
State:
    Current             152,700            150,400              83,000
                      ----------------------------------------------------
                       $707,000           $635,200            $342,500
                      ====================================================

The reconciliations of income tax computed at the federal statutory tax rates to actual income tax expense are as follows:

                                                      Year ended March 31
                                             1996          1995       1994
                                         ------------------------------------

Tax expense (benefit) at statutory rates

    applied to pretax earnings            $(988,000)     $515,000    $279,000
Compensatory stock arrangement

    without tax benefit                   1,583,000
State income taxes, net of federal

    benefit                                 101,000        99,000      55,000
Other                                        11,000        21,200       8,500
                                         ------------------------------------
                                         $  707,000      $635,200    $342,500
                                         ====================================

As of March 31, 1996, gross deferred tax assets totaled $43,000 and gross deferred tax liabilities totaled $23,000.

Income taxes paid during fiscal 1996, 1995 and 1994 aggregated approximately $871,000, $521,000 and $338,000, respectively.

                           Micros-To-Mainframes, Inc.

5. Commitments

The Company leases three locations for its administrative and operational functions under operating leases through August 1996 and February 1997. In addition, the Company leases five cars for the use of certain employees, including its officers, as well as office equipment.

Future minimum annual lease payments under operating leases are as follows:

              Twelve months ending:

                  March 31, 1997                            $263,000
                  March 31, 1998                              50,000
                  March 31, 1999                              13,000
                                                           ---------
                                                            $326,000
                                                           =========

Rental expense for operating leases approximated $210,000, $130,000 and $101,000, respectively, for fiscal 1996, 1995 and 1994.

6. Sale of Franchise Rights

In March 1995, the Company sold the franchise rights of Richard Young Products North, Inc. back to its franchisor for $108,000, resulting in a gain, net of expenses, of $94,275 which is presented as other income. The after-tax effect on net income per common share for 1995 was approximately $.025. In conjunction with this transaction, Richard Young Products North, Inc. changed its name to MTM Advanced Technologies, Inc.

7. Subsequent Events

On May 6, 1996, a subsidiary of the Company, acquired substantially all of the assets of Data.Com RESULTS, Inc. ("Data.Com"), in exchange for issuance of 87,000 shares of common stock of the company (valued at approximately $407,000), and the assumption of certain of Data.Com's payables (primarily trade). Data.Com is a data communication, wide area network (WAN) and local area network (LAN) consultant and advanced technology solutions provider primarily serving clients located in Connecticut.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $380,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

                           Micros-To-Mainframes, Inc.

7. Subsequent Events (continued)

In addition to the above consideration, contingent consideration is payable in the Company's common stock based upon defined future levels of Data.Com's earnings before taxes, depreciation, and amortization ("EBDTA") through Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000, and 35,000 in Fiscal 1997, 1998, and 1999, respectively. The contingent consideration is not included in the calculation of the acquisition cost.

In addition to the above contingent consideration, the president of Data.Com RESULTS will be issued 5,000, 5,000, and 10,000 stock options in Fiscal 1997, 1998, and 1999, respectively, if Data.Com's EBTDA is greater than $1.25 million, $1.25 million, and $1.35 million for Fiscal 1997, 1998, 1999, respectively. The option price for any option so granted shall be 110% of the fair market value of the Company's common stock as at the first day of the taxable year in which the respective options, if any, are granted. The options shall not vest until the first day of the taxable year following the year of grant, at which time all such options shall vest. Compensation expense will be recognized during the target period based on the market value of the Company's common stock.

The following summarized pro forma results of operations for the years ended March 31, 1996 and 1995 assume the acquisition occurred at the beginning of the respective periods.

                                                   1996             1995
                                              ------------------------------

Net Sales                                      $52,518,181       $50,431,919
Net Income (loss)                               (3,775,433)          813,355
Earnings (loss) per share-primary                    (1.13)              .36

                           Micros-To-Mainframes, Inc.

8. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 1996, 1995 and 1994.

                        June 30      September 30    December 31    March 31
                        ----------------------------------------------------
                              (In Thousands, except per-share data)

Fiscal 1996

Net revenues            $ 10,934       $ 11,187       $ 13,414       $ 11,791
Cost of products sold      9,274          9,694         11,552          9,869
Technical personnel
  salaries                   239            281            281            371
Net income (loss)            247            155            337         (4,353)
Net income (loss) per
  common share:
     Primary                 .11            .06            .12           (.99)
     Fully-diluted                         (.86)         (1.39)          (.90)

Fiscal 1995

Net revenues            $  8,590       $  9,596       $ 13,630       $ 11,227
Cost of products sold      7,462          8,354         12,270          9,444
Technical personnel
  salaries                   170            195            207            206
Other income-sale of
  franchise rights            94
Net income                   109            122            177            470
Net income (loss) per
  common share:
     Primary                 .05            .06            .08            .21
     Fully-diluted                         (.22)          (.05)          (.64)

Fiscal 1994

Net revenues            $  6,940       $  7,112       $  6,314       $  8,662
Cost of products sold      6,049          6,095          5,392          7,326
Technical personnel
  salaries                   131            134            145            152
Net income                    84             82             65            247
Net income (loss) per
 common share:
     Primary                 .07            .07            .03            .13
     Fully-diluted                                        (.49)          (.41)

                           Micros-To-Mainframes, Inc.

8. Quarterly Results of Operations (Unaudited) (continued)

The results for the fourth quarter include a charge of $4,655,000 relating to the conversion of the Company's preferred shares (see Note 3). Earnings per common share calculations for each of the quarters were based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 1996

                                               MICROS-TO-MAINFRAMES, INC.

                                               By: /s/ Steven H. Rothman
                                                  -----------------------------
                                                       Steven H. Rothman
                                                       Vice President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Howard Pavony
- ---------------------            President Co-Principal          June 26, 1996
Howard Pavony                    Executive Officer)
                                 and Director

/s/ Steven H. Rothman            Vice President,                 June 26, 1996
- ---------------------            (Co-Principal Executive
Steven H. Rothman                Officer) and Director


/s/ Frank Wong                   Vice President-Finance          June 26, 1996
- ---------------------            (Principal Financial and
Frank Wong                       Accounting Officer),
                                 Secretary and Director

/s/ Robert A. Fries              Vice President                  June 26, 1996
- ---------------------            and Director
Robert A. Fries


/s/ Ramon Mota                   Vice President-Technology       June 26, 1996
- ---------------------            and Director
Ramon Mota

                                 Director
- ---------------------
Joseph J. Farley

/s/ William Lerner               Director                        June 26, 1996
- ---------------------
William Lerner

                                  EXHIBIT INDEX

Exhibit No.                Description
- -----------                -----------

   10.20         Lease Extension between the Company and
                 Associates of Rockland County dated as of

                 February 29, 1996.

   11.1          Statement Re: Computation of Per Share Earnings.

   21.1          Subsidiaries of the Company.

   27.1          Financial Data Schedule.