Form 10-Q
period 1996-06-30
MICROS TO MAINFRAMES INC
filed 1996-08-13
CIK 906282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


                         Commission file number 0-22122

                           MICROS-TO-MAINFRAMES, INC.
             (Exact name of registrant as specified in its charter)

       New York                                 13-3354896
(State or other jurisdiction of       (I.R.S. Employer Identification
incorporation of organization)         No.)

                   614 Corporate Way, Valley Cottage, NY 10989
                    (Address of principal executive offices)
                                 (914) 268-5000
                        (Registrant's telephone number )

                                 Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No





Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 par value - 3,450,374 shares as of August 7, 1996

                           MICROS-TO-MAINFRAMES, INC.

                                      INDEX
                                                                 PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
June 30, 1996 (Unaudited) and March 31, 1996 .................  3

Condensed Consolidated Statements of Income (Unaudited)
Three months ended June 30, 1996 and 1995   ..................  4

Condensed Consolidated Statements of Cash Flows
Three months ended June 30, 1996 and 1995 (Unaudited)  ........ 5


Notes to Condensed Consolidated Financial
    Statements - June 30, 1996 ................................ 6-8


Item 2. Management's Discussion and Analysis of Financial
        Condition  and Results of Operations....................9-12



PART II. OTHER INFORMATION ..................................... 12

Item 6. Exhibits and Reports on Form 8-K


The following exhibits are included herein:
(11.1) Statement re: computation of earnings per share
(27.1) Financial Data Schedule

SIGNATURES ......................................................13

                           Micros-to-Mainframes, Inc.

                      Condensed Consolidated Balance Sheets

                                                        June 30      March 31,
                                                          1996          1996
                                                      (Unaudited)

                                    Assets

Current Assets
   Cash                                             $   3,038,290  $  5,284,587
   Accounts receivable, net                            11,021,691     8,844,204
   Inventory                                            1,619,118     1,331,000
   Prepaid expenses and other current assets              552,408       432,460
                                                    ----------------------------
           Total current assets                        16,231,507    15,892,251

  Property, plant and equipment                         1,213,982       705,023
   Less accumulated deprecation and amortization          511,884       457,884
                                                    ----------------------------
                                                          702,098       247,139

Other Assets                                              840,553        69,162
                                                    ----------------------------
        Total assets                                $  17,774,158  $ 16,208,552
                                                    ============================


                      Liabilities and Shareholders' Equity
Current liabilities:
   Secured notes payable                            $      --      $      5,000
   Accounts payable and accrued expenses                5,863,152     5,083,969
   Income taxes payable                                   246,537       119,140
                                                    ----------------------------
        Total current liabilities                       6,109,689     5,208,109

Shareholders'  Equity
   Preferred stock $140,000 liquidation preference          1,400         1,400
   Common stock                                             4,233         3,363
   Additional paid-in capital                          12,781,717    12,374,774
   Retained (deficit)                                  (1,122,881)   (1,379,094)
                                                    ----------------------------
      Total shareholders' equity                       11,664,469    11,000,443
                                                    ----------------------------
      Total liabilities and shareholders' equity    $  17,774,158  $ 16,208,552
                                                    ============================

See accompanying footnotes

                           Micros-to-Mainframes, Inc.

                  Condensed Consolidated Statements of Income
                                                                Unaudited
                                                             Three Months Ended
                                                        June 30        June 30
                                                          1996          1995

Net sales                                           $  13,311,382  $ 10,903,699
Costs and expenses:
     Cost of products sold                             10,999,023     9,274,274
     Technical personnel salaries                         427,445       239,348
     Selling, general and administrative expenses       1,487,682       964,950
     Interest expenses                                      2,006         1,825
                                                    ----------------------------
                                                       12,916,156    10,480,397

Other Income                                               45,987
                                                    ----------------------------
Income before income taxes                                441,213       423,302

Provision for income taxes                                185,000       176,000
                                                    ----------------------------
Net  income                                         $     256,213  $    247,302
                                                    ============================
Primary earnings per share                                  $0.06         $0.11
                                                      ============   ===========
Fully diluted (loss)  per share                            NA            ($0.86)
                                                      ============   ===========
Weighted average number of common and
 common equivalent shares used in calculation
  primary earnings per share                            4,435,272     2,233,855


Weighted average number of common and
 common equivalent shares used in calculation
 for fully diluted  (loss) per share                       NA         3,920,928








See accompanying footnotes

                           Micros-to-Mainframes, Inc.

                    Condensed Consolidated Statements of Cash Flows
                                                                Unaudited
                                                             Three Months Ended
                                                        June 30        June 30
                                                          1996          1995
Operating activities
Net income                                          $     256,213  $    247,302
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                         62,092        26,000
  Changes in operating assets and liabilities:
   Increase in accounts receivable                       (707,578)     (188,451)
   Increase in inventory                                 (256,719)     (176,188)
   Decrease in prepaid expenses and
      other current  assets                                 8,989        14,370
    Increase in other assets                              (46,585)
    Decrease in accounts payable
      and accrued expenses                               (131,338)      (96,019)
    Increase (Decrease) in income taxes payable           127,397       (72,460)
                                                      --------------------------
Net cash provided by (used in) operating activities      (687,529)     (245,446)

Investing activities
Purchase of property and equipment                       (242,750)     (116,665)
Purchase of Subsidiary, net of cash received           (1,311,018)
                                                      --------------------------
Net cash used in investing activities                  (1,553,768)     (116,665)

Financing activities
Principal payments on secured notes payable                (5,000)        -
                                                      --------------------------
Net cash (used in)  provided by financing activities       (5,000)        -
                                                      --------------------------
Increase (decrease) in cash                            (2,246,297)     (362,111)
Cash at the beginning period                            5,284,587     1,167,008
                                                    ----------------------------
                                                    $   3,038,290  $    804,897
                                                    ============================

Supplement  disclosures  of cash flow  information
Cash paid during the quarter for:
Income taxes                                              $52,362      $248,525

Noncash investing activities
Capital stock issued for acquisition (see note 2)        $407,813         -

See accompanying footnotes

                           MICROS-TO-MAINFRAMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. (the "Company") and its wholly-owned subsidiaries Data.Com RESULTS, Inc. and MTM Advanced Technology, Inc. hereafter referred to as the "Company" have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 1996.


INVENTORIES

Inventories which are comprised principally of computer hardware and software, are stated at the lower-of-cost or market using the first-in, first-out (FIFO) Method.


2. ACQUISITION OF DATA.COM RESULTS, INC.

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

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired and the closing cost was approximately $720,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

In addition to the above consideration, contingent consideration is payable in the Company's common stock based upon defined future levels of Data.Com's earnings before taxes, depreciation, and amortization ("EBDTA") through

Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000, and 35,000 in Fiscal 1997, 1998, and 1999, respectively. The contingent consideration is not included in the calculation of the acquisition cost. In addition to the above contingent consideration, the president of Data.Com will be issued 5,000, 5,000, and 10,000 stock options in Fiscal 1997, 1998, and 1999, respectively, if Data.Com's EBTDA is greater than $1.25 million, $1.25 million, and $1.35 million for Fiscal 1997, 1998, 1999, respectively. The option price for any option so granted shall be 110% of the fair market value of the Company's common stock as at the first day of the taxable year in which the respective options, if any, are granted. The options shall not vest until the first day of the taxable year following the year of grant, at which time all such options shall vest. Compensation expense will be recognized during the target period based on the market value of the Company's common stock.



3. SHAREHOLDERS' EQUITY

Capital stock consists of the following at June 30, 1996:

    * Preferred Stock, $.001 par value; 1,400,000 shares
     authorized, issued and outstanding; aggregate liquidation
     preference of $140,000 ..................................          $ 1,400

     Common Stock, $.001 par value; 10,000,000 shares authorized;
     3,450,374 shares issued and outstanding .................          $ 3,450

     * At the Annual Meeting of Shareholders which will be held on August 20, 1996, the Company intends to ratify the conversion of the 1,400,000 outstanding shares of Preferred Stock into 980,000 shares of Common Stock.

      The 1,400,000 convertible preferred shares are convertible into common stock (1 to 1) at the option of the holders, solely if the Company's net sales in any four consecutive fiscal quarters aggregates $50 million or more and its net income amounts to $1,500,000 or more, or such proportionately higher amount of net income (3% of net sales) on net sales in excess of $50 millon.

      In the fourth quarter of the year ended March 31, 1996 ("Fiscal 1997"), the thresholds for convertibility were considered probable. In conjunction with this determination, the Company and the holders of the preferred shares committed to accelerate the convertibility and fix the amount of compensation expense to be charged to earnings. The Board of Directors and the preferred shareholders agreed subject to the receipt of necessary stockholders' consent and an independent appraisal as to the equivalent value of the shares of Preferred stock and Common stock, to the conversion of the preferred shares into common shares. The appraisal concluded that the 1,400,000 preferred shares were equivalent to 980,000 common shares. Based on the market value of the Company's common stock at March 31, 1996, the Company recognized a non-recurring, non-cash charge of $4,655,000.

 The stock options granted under the Employee Stock Option Plan are summarized as follows:

                                         Number of   Option Exercise
                                          Options    Price Per Share

      March 31, 1996 balance               228,875      $1.25 - $7.00

      Options issued during the period        -
      Outstanding at June 30, 1996         228,875      $1.25 - $7.00
                                          ========


      Exercisable at June 30, 1995        123,750

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.

                                       Percentage of Sales

                                        Three Months ended
                                             June 30,
                                         1996       1995

Net Sales ...............................100.00%    100.00%
Cost of products sold ................... 82.63      85.06
Technical personnel salaries.............  3.21       2.20
Selling, general and
     administrative expenses............. 11.18       8.85
Income from operations ..................  3.31       3.88
Net Income...............................  1.92       2.27


     On May 6, 1996, a newly formed subsidiary of the Company ("Data.Com") acquired substantially all of the assets of Data.Com. RESULTS, Inc. The purchase price for the assets was approximately $1,820,000 which included the assumption of liabilities, of which $1,343,000 were paid at the closing of the acquisition, and the issuance of 87,000 shares of Common Stock valued at $407,000. Additional consideration is payable in Common Stock, contingent upon Data.Com's achieving certain levels of earnings before taxes, depreciation and amortization through Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000 and 35,000 in Fiscal 1997, 1998 and 1999, respectively. On the first anniversary of the closing of the transaction, there may also be some additional consideration given by the Company based on accounts receivable claims and sales of written down inventory. The above table and the discussion that follows includes the results of Data.Com the date of acquisition.


The Three Months Ended June 30, 1996, as compared to the Three Months Ended June 30, 1995

The Company had net sales of  approximately  $13,311,000  for the Three
Months Ended June 30, 1996 ("First Quarter 1997"), as compared with approximately $10,904,000 for the Three Months Ended June 30, 1995 ("First Quarter 1996"). The increase in sales of approximately 22% or approximately $2,408,000 in the First Quarter 1997 were attributable to the inclusion of results of Data.Com, whose sales of hardware and technology consulting services were approximately $930,000, and the increased sales of hardware and technology consulting services to both new and existing customers.

As a percentage of net sales, the cost of products sold decreased by approximately 2.4% for the First Quarter 1997. The decrease was due in part to sales of high-ended computer products relating to technical consulting services which yielded higher profit margins.

The Company increased its technical personnel salaries by approximately $188,000 or 78.6% in the First Quarter 1997 as compared to the First Quarter 1996. This increase in personnel is due to the increase in customer demand for the Company's technical and consulting services, as indicated by the continued growth of the Company's Advanced Technology Group. The revenue related to the service and consulting business was approximately $852,000 (approximately $175,000 from Data.Com) for the First Quarter 1997 compared to $578,000 for the First Quarter 1996. This is an increase of approximately $274,000 or 47%. The Company expects to hire additional professional technicians and engineers to handle the increased demand pertaining to the outsourcing business for the future.

Selling, general and administrative expenses ("SG&A") were approximately $1,487,000 in the First Quarter 1997 as compared to $965,000 in the First Quarter 1996. The SG&A expenses as a percentage of net sales were 11.2% and 8.9% in the First Quarter 1997 and the First Quarter 1996, respectively. As a whole, SG&A increased approximately 54% or $522,000. The increase is attributable to approximately $250,000 of expenses of Data.Com in the first quarter. In addition, the Company opened a new office in New Jersey in February 1996. Furthermore there was an increase in salesperson compensation due to increased sales, and other increases including employee payroll, benefits and payroll taxes, insurance, legal and accounting, and other professional fees.


The effective income tax rates for the First Quarter 1997 and the First Quarter 1996 were both approximately 42%.

As a result of the forgoing, the Company had net income of approximately $257,000 in the First Quarter 1997 compared to $247,000 in the First Quarter 1996. This represents an increase of approximately 4%. Primary earnings per share was $0.06 in the First Quarter 1997 compared to $0.11 in the First Quarter 1997. The primary earnings per share calculations are based on the total weighted average common and common equivalent shares outstanding and the net effect of dilutive stock options (4,435,272 shares in the First Quarter 1997 and 2,233,855 shares in the First Quarter 1996). In addition, in the First Quarter 1997, primary earnings per share included the effect of the conversion of 1,400,000 shares of Preferred stock into 980,000 shares of Common stock. The increase in weighted average common and common equivalent shares outstanding is primarily attributable to the inclusion of 980,000 shares of Common Stock from the assumed conversion of preferred shares and the issuance of approximately 1,200,000 share of common stock in December 1995 from the exercise of substantially all of the Company's Warrants and Representatives Warrants. The fully diluted (loss) per share was ($.86) in the First Quarter 1996 based on 3,920,928 weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:


                                            June 30,       March 31,
                                             1996            1996
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $   805        $ 5,285
Working capital ......................... $ 4,814        $10,685
Current ratio ..........................   2.10:1         3.05:1
Secured notes payable ..................  $     -        $     5
Working capital line available .......... $ 6,119        $ 8,759

The Company had working capital of approximately $10,121,000 as of June 30, 1996, a decrease of approximately $563,000, or 5%, from March 31, 1996. The decrease was due to the acquisition of Data.Com, the purchase of new office equipment and the opening of a new office in New Jersey, offset by the net profit of $256,000 for the First Quarter 1997.

During the First Quarter 1997, the Company had net cash used in operating activities of approximately $687,5290 derived primarily from $256,000 of net income, offset by an increase in inventory of approximately $257,000 an increase in accounts receivable of $708,000, a decrease in accounts payable and accrued expenses of approximately $131,000, offset by a increase in income taxes payable of approximately $127,000. The Company had net cash used in investing activities of approximately $1,554,000, resulting from the purchase of office equipment of approximately $243,000 and the acquistion of Data.Com of approximately $1,311,000.

As a result of the foregoing, the Company decreased its cash by $2,246,000.

The  Company  finances  much  of its  business  through  a  two-year  $5,000,000 revolving credit facility from a bank, and separately arranged floor-plan financing agreements aggregating $6,300,000, which are alternate credit lines provided by manufacturers or vendors. The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable, and liens against all assets of the Company. All of such borrowings are subordinated to the Company's bank revolver except as to inventory and equipment, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. On June 30, 1996, the Company's total outstanding debt under these arrangements with floor-planners was approximately $2,200,000 and a balance of $4,100,000 was available under such lines of credit. On June 30, 1996, the Company had $5,000,000 available under the bank line of credit.

The borrowing rate on the Company's  $5,000,000  credit facility is the

"Alternate Bank Rate" as defined by the Bank. At June 30, 1996 such rate was 8%. The credit facility (originally expiring on July 31, 1996) was extended to September 30, 1996. The credit facility provides, among other matters, for: (i) a general security interest first lien on substantially all of the Company's assets (a second lien to the extent a first lien on inventory and equipment is held under the financing agreements described above); (ii) unconditional guarantees of MTM Advanced Technology, Inc., and (iii) financial covenants, including minimum amounts of working capital, tangible net worth, restrictions on certain transactions, including the payment of dividends, and specified financial ratios.

The Company's current ratio decreased to 2.10:1 at June 30, 1996 from 3.05:1 at March 31, 1996.

The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months.





PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     11.1 Statement Re: Computation of Per Share Earnings.

     27.1 Financial Data Schedule


(b)  Reports on Form 8-K:
     Report on Form 8-K was filed on May 20, 1996 and Report Form 8-K/A was filed June 7, 1996 reflecting the acquisition of the assets of Data.Com RESULTS, Inc.

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                    MICROS-TO-MAINFRAMES, INC.




Date : August 9, 1996                 By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      President (Co-Principal
                                      Executive Officer) and Director





Date : August 9, 1996                 By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Vice President (Co-Principal
                                      Executive Officer) and Director






Date : August 9, 1996                 By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                       Accounting Officer) Secretary
                                       and Director