Form 10-Q
period 1996-09-30
MICROS TO MAINFRAMES INC
filed 1996-11-08
CIK 906282

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996


                         Commission file number 0-22122

                           MICROS-TO-MAINFRAMES, INC.
             (Exact name of registrant as specified in its charter)

             New York                              13-3354896
    (State or other jurisdiction of   (I.R.S. Employer Identification No.)
    incorporation of organization)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X  No




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.001 par value - 4,430,374 shares as of November 5, 1996

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                           Micros-to-Mainframes, Inc.
                     Condensed Consolidated Balance Sheets

                                                    September 30      March 31,
                                                          1996          1996
                                                      (Unaudited)

                                    Assets

Current Assets
   Cash                                             $   3,387,430  $  5,284,587
   Accounts receivable, net                            10,943,754     8,844,204
   Inventory                                            1,499,755     1,331,000
   Prepaid expenses and other current assets              794,787       432,460
                                                    ----------------------------
           Total current assets                        16,625,726    15,892,251

  Property, plant and equipment                         1,311,431       705,023
   Less accumulated deprecation and amortization          555,384       457,884
                                                    ----------------------------
                                                          756,047       247,139

Other Assets                                              845,206        69,162
                                                    ----------------------------
        Total assets                                $  18,226,979  $ 16,208,552
                                                    ============================


                      Liabilities and Shareholders' Equity
Current liabilities:
   Secured notes payable                            $       5,000  $      5,000
   Accounts payable and accrued expenses                6,381,203     5,083,969
   Income taxes payable                                    87,338       119,140
                                                    ----------------------------
        Total current liabilities                       6,473,541     5,208,109

Shareholders' Equity
   Preferred stock (See note 3)                              -            1,400
   Common stock                                             4,430         3,363
   Additional paid-in capital                          12,782,918    12,374,774
   Retained (deficit)                                  (1,033,910)   (1,379,094)
                                                    ----------------------------
      Total shareholders' equity                       11,753,438    11,000,443
                                                    ----------------------------
      Total liabilities and shareholders' equity    $  18,226,979  $ 16,208,552
                                                    ============================

See accompanying footnotes

                           Micros-to-Mainframes, Inc.

                  Condensed Consolidated Statements of Income

                                                              Unaudited
                                                          Three Months Ended
                                                             September 30

                                                          1996          1995

Net sales                                           $  13,450,430  $ 11,187,072
Costs and expenses:
     Cost of products sold                             11,245,215     9,693,766
     Technical personnel salaries                         539,277       281,063
     Selling, general and administrative expenses       1,572,500       942,999
     Interest expenses                                        349         2,332
                                                    ----------------------------
                                                       13,357,341    10,920,160

Other Income                                               40,881
                                                    ----------------------------
Income before income taxes                                133,970       266,912


Provision for income taxes                                 55,000       112,000
                                                    ----------------------------
Net  income                                         $      78,970  $    154,912

                                                    ============================
Primary earnings per share                                  $0.02         $0.06
                                                      ============   ===========
Fully diluted (loss)  per share                            NA            ($1.39)
                                                      ============   ===========
Weighted average number of common and
 common equivalent shares used in calculation
  primary earnings per share                            4,445,934     3,146,983

Weighted average number of common and
 common equivalent shares used in calculation
 for fully diluted  (loss) per share                       NA         3,931,798




See accompanying footnotes

                           Micros-to-Mainframes, Inc.

                  Condensed Consolidated Statements of Income

                                                              Unaudited
                                                           Six Months Ended
                                                             September 30
                                                          1996          1995

Net sales                                           $  26,761,812   $22,090,771
Costs and expenses:
     Cost of products sold                             22,244,238    18,968,040
     Technical personnel salaries                         966,722       520,411
     Selling, general and administrative expenses       3,060,182     1,907,949
     Interest expenses                                      2,355         4,157
                                                    ----------------------------
                                                       26,273,497    21,400,557

Other Income                                               86,868
                                                    ----------------------------
Income before income taxes                                575,183       690,214


Provision for income taxes                                230,000       288,000
                                                    ----------------------------
Net  income                                         $     345,183   $   402,214
                                                    ============================
Primary earnings per share                                  $0.08         $0.15
                                                      ============   ===========
Fully diluted (loss)  per share                               N/A        ($1.44)
                                                      ============   ===========
Weighted average number of common and
 common equivalent shares used in calculation
  primary earnings per share                            4,476,475     3,138,875

Weighted average number of common and
 common equivalent shares used in calculation
 for fully diluted  (loss) per share                          N/A     3,784,593




See accompanying footnotes

                           Micros-to-Mainframes, Inc.

                Condensed Consolidated Statements of Cash Flows

                                                              Unaudited
                                                           Six Months Ended
                                                              September 30
                                                           1996          1995
Operating activities
Net income                                          $     345,183  $    402,214
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                        117,751        53,000
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable            (629,641)      484,234
   Increase in inventory                                 (137,356)   (1,167,951)
   (Increase) decrease in prepaid expenses and
      other current  assets                              (233,390)       15,502
    Increase in other assets                              (63,394)      (28,947)
    Decrease in accounts payable
      and accrued expenses                                386,713     1,114,376
   Decrease in income taxes payable                       (31,806)     (261,340)
                                                      --------------------------
Net cash provided by (used in) operating activities      (245,940)      611,088

Investing activities
Purchase of property and equipment                       (340,199)     (144,518)
Purchase of Subsidiary, net of cash received           (1,311,018)
                                                      --------------------------
Net cash used in investing activities                  (1,651,217)     (144,518)

Financing activities
Issuance of common stock                                      -          10,469
                                                      --------------------------
Net cash (used in)  provided by financing activities          -          10,469
                                                      --------------------------
Increase (decrease) in cash                            (1,897,157)      477,039
Cash at the beginning period                            5,284,587     1,167,008
                                                    ----------------------------
                                                    $   3,387,430  $  1,644,047
                                                    ============================
Supplement disclosures of cash flow information
Cash paid during the quarter for:
Income taxes                                             $264,008      $556,305
Noncash investing activities
Capital stock issued for acquisition (see note 2)        $407,813         -

See accompanying footnotes

                           Micros-to-Mainframes, Inc.

Notes to Condensed Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com RESULTS, Inc. and MTM Advanced Technology, Inc. (hereafter collectively referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1996.


Inventories

Inventories which are comprised principally of computer hardware and software, are stated at the lower-of-cost or market using the first-in, first-out (FIFO) Method.


2. Acquisition of Data.Com RESULTS, Inc.

On May 6, 1996, a subsidiary of the Company (Data.Com) acquired substantially all of the assets of Data.Com RESULTS, Inc., in exchange for issuance of 87,000 shares of Common Stock of the Company (valued at approximately $407,000), and the assumption of certain of Data.Com's payables (primarily trade). Data.Com is a data communications, wide area network (WAN) and local area network (LAN) consultant and advanced technology solutions provider primarily serving clients located in Connecticut.

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

In addition to the above consideration, contingent consideration is payable in the Company's common stock based upon defined future levels of Data.Com's earnings before taxes, depreciation, and amortization ("EBDTA") through

Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000, and 35,000 in Fiscal 1997, 1998, and 1999, respectively. The contingent consideration is not included in the calculation of the acquisition cost. In addition to the above contingent consideration, the president of Data.Com will be issued 5,000, 5,000, and 10,000 stock options in Fiscal 1997, 1998, and 1999, respectively, if Data.Com's EBTDA is greater than $1.25 million, $1.25 million, and $1.35 million for Fiscal 1997, 1998, 1999, respectively. The exercise price for any option so granted shall be 110% of the fair market value of the Company's common stock as at the first day of the taxable year in which the respective options, if any, are granted. The options shall not vest until the first day of the taxable year following the year of grant, at which time all such options shall vest. Compensation expense will be recognized during the target period based on the market value of the Company's common stock.

The following summarizes the pro forma results of operations for the Three Months Ended September 30, 1996, 1995 and the Six Months Ended September 30, 1996, 1995, assuming the acquisition had occurred at the beginning of the respective periods.

                       Three Months Ended          Six Months Ended
                          September 30,              September 30,
                       1996         1995           1996        1995

Net Sales         $13,450,430   $12,568,431    $27,362,835  $24,653,484

Net Income             78,970        98,949         73,176      280,143

Earnings per
share-primary            .02           .03            .02         .09



3. Shareholders' Equity

Capital stock consists of the following at September 30, 1996:

     Common Stock,  $.001 par value;  10,000,000  shares
     authorized;  3,940,374 shares issued and outstanding      $ 4,430
                                                               =======
     Preferred Stock , $.001 par value; 2,000,000 shares
     authorized, no shares issued and outstanding              $   0
                                                               -------

     At the Annual Meeting of Shareholders, held on August 20, 1996, the Company ratified the conversion of the 1,400,000 outstanding shares of the previously authorized Series A Preferred Stock into 980,000 shares of Common Stock and an amendment to the Certificate of Incorporation to eliminate the Series A Preferred Stock. At the same time it authorized an amendment to the Certificate of Incorporation to authorize 2,000,000 shares of "Blank Check" preferred stock at a par value of $.001 per share.

     During the second quarter of Fiscal 1997, 1,400,000 shares of preferred stock were converted into to 980,000 shares of common stock.

 The stock options granted under the Company's 1993 Employee Stock Option Plan are summarized as follows:

                                          Number of    Option Exercise
                                           Options     Price Per Share

      March 31, 1996 balance               225,000      $1.25 - $7.00

      Options issued during the period      15,000      $3.9375-4.0625
                                           -------
      Outstanding at September 30, 1996    240,000      $1.25 - $7.00
                                           =======

      Exercisable at September 30, 1996        176,250
                                               =======

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.

                                        Percentage of Sales

                                Six Months ended    Three Months ended
                                  September 30,        September 30,
                               1996        1995       1996       1995
                               -------------------  -----------------

Net Sales ...................   100.00%    100.00%   100.00%   100.00%

Cost of products sold .......    83.12      85.86     83.60     86.65
Technical personnel
    salaries.................     3.61       2.36      4.01      2.51
Selling, general and
     administrative expenses.    11.43       8.64     11.69      8.43
Interest ....................      .01        .02       .00       .02
Income from operations ......     2.15       3.12      1.00      2.39
Net Income...................     1.29       1.82      0.59      1.38


The Company had net sales of approximately $26,762,000 for the Six Months Ended September 30, 1996 (the "1997 Period"), as compared to approximately $22,090,000 for the Six Months Ended September 30, 1995 (the "1996 Period"). The Company had net sales of approximately $13,450,000 for the Three months Ended September 30, 1996 (the "1997 Quarter"), as compared to $11,187,000 for the Three Months Ended September 30, 1995 (the "1996 Quarter"). The increase in sales of approximately 21% and 20% for the 1997 Period and 1997 Quarter, respectively, were primary attributable to increased sales of hardware sales to both new and existing customers. The revenue related to the service and consulting business was approximately $2,503,000 for the 1997 Period and approximately $1,187,000 in the 1997 Quarter as compared to approximately 2,293,000 for the 1996 Period and approximately $1,026,000 for the 1996 Quarter.

As a percentage of net sales, the cost of products sold decreased by approximately 3% for the 1997 Period and 1997 Quarter as compared to the prior year's comparable periods. The decrease was due in part to sales of high-end network computer products relating to sales of technology consulting services which yielded higher profit margins.

The Company increased its technical personnel salaries by approximately $446,000 or 86% in the 1997 Period compared to the 1996 Period and approximately $258,000 or 92% in the 1997 Quarter as compared to the 1996 Quarter. This increase in personnel is due to the acquisition of Data.Com in May whose technical personnel salaries were approximately $231,000 and $82,000 in the 1997 Quarter. The increase is also due to the customer demand for the Company's technical and consulting services, as indicated by the continued growth of the Company's Advanced Technology Group.

Selling, general and administrative expenses ("SG&A") were approximately $3,060,000 in the 1997 Period as compared to $1,908,000 in the 1996 Period and $1,573,000 for the 1997 Quarter compared to $943,000 for the 1996 Quarter. This represented an increase of approximately 60% for SG&A during the 1997 Period as compared to the 1996 Period and an increase of approximately 67% during the 1997 Quarter as compared to the 1996 Quarter. The increase is attributable to approximately $773,000 of expenses related to Data.Com in the 1997 Period and approximately $520,000 of expenses in the 1997 Quarter as a result of the acquisition. In addition, the Company opened a new office in New Jersey in February 1996. Furthermore there was an increase in salesperson compensation due to increase sales, and other increases including employee payroll, benefits and payroll taxes, insurance, legal and accounting and other professional fees.

The effective income tax rates for the 1997 Period and 1997 quarter as compared to the 1996 Period and 1996 Quarter was approximately 41% and 42%, respectively.

As a result of the forgoing, the Company had net income of approximately $345,000 in the 1997 Period compared to $402,000 in the 1996 Period, and $79,000 for the 1997 Quarter compared to $154,000 for the 1996 Quarter. This represents a decrease of 14% in the 1997 Period as compared to the 1996 Period and 49% for the 1997 Quarter compared to the 1996 Quarter. The Company believes that its recent investments in personnel, software and equipment, which has increased overhead and expenses in the 1997 Period and 1997 Quarter, will have long term benefits for shareholder.

Earnings per share were $0.08 in the 1997 Period compared to $0.15 in the 1996 Period, and $0.02 in both the 1997 Quarter and 1996 Quarter. The earnings per share calculations are based on the total weighted average common shares outstanding and the net effect of dilutive stock options and warrants (4,476,475 shares in the 1997 Period and 3,138,875 shares in the 1996 Period, 4,445,934 shares in the 1997 Quarter and 3,146,983 shares in the 1996 Quarter). The increase in weighted average common and common equivalent shares outstanding is primary attributable to the inclusion of 980,000 shares of Common Stock from the conversion of preferred shares and the issuance of approximately 1,200,000 share of common stock in December 1995 from the exercise of substantially all of the Company's Warrants and Representatives Warrants. The fully diluted (loss) per share was ($1.44) in the 1996 Period based on 3,784,593 weighted average shares outstanding, and the (loss) per share was ($1.39) in the 1996 Quarter based on 3,931,798 weighted average shares outstanding.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

                                         September 30,      March 31
                                             1996             1996
                                            (Dollars in thousands,
                                          except current ratio data)

Cash and cash equivalents...............  $ 3,387           $ 5,285
Working capital ........................  $10,152           $10,685
Current ratio ..........................     2.57:1           3.05:1
Working capital line available .........  $ 8,125           $ 8,759

The Company had working capital of approximately $10,152,000 as of September 30, 1996, a decrease of approximately $533,000, or 5%, from March 31, 1996. The decrease was due to the acquisition of Data.com, the purchases of new office equipment and the opening of the new office in New Jersey, offset by the net profit of $345,000 for the 1997 Period.

During the 1997 Period, the Company had net cash used in operating activities of approximately $246,000, derived primarily from $345,000 of net income, an increase in accounts payable of approximately $387,000, offset by the increase in accounts receivable of approximately $630,000, an increase in inventory of approximately $137,000, an increase in other current assets of approximately $233,000, and a decrease in income taxes payable of approximately $32,000. The Company used net cash in investing activities of $1,651,000, resulting from the purchase of office equipment of approximately $340,000 and the acquisition of Data.Com of approximately $1,311,000.

The  Company  finances  much  of its  business  through  a  two-year  $5,000,000 revolving credit facility from a bank, and separately arranged floor-plan financing agreements aggregating $6,800,000, which are alternate credit lines provided by manufacturers or vendors. The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable, and liens against all assets of the Company. All of such borrowings are subordinated to the Company's bank revolver except as to inventory, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. On September 30, 1996, the Company's total outstanding debt under these arrangements with floor-planners was approximately $3,670,000 and a balance of $3,130,000 was available under such lines of credit. On September 30, 1996, the Company's outstanding debt under the bank revolver line of credit was $5,000 with a balance of $4,995,000 available under such line of credit.

The borrowing rate on the Company's $5,000,000 credit facility is the "Alternate Bank Rate" as defined by the Bank. At September 30, 1996 such rate was 8.5%. The credit facility will expire on November 30, 1996. The credit facility provides, among other matters, for: (i) a general security interest first lien on substantially all of the Company's assets (a second lien to the extent a first lien on inventory is held under the financing agreements described above); (ii) unconditional guarantees of MTM Advanced Technology, Inc., and (iii) financial covenants, including minimum amounts of working capital, tangible net worth, restrictions on certain transactions, including the payment of dividends, and specified financial ratios. The Company intends to obtain a new credit line upon the expiration of this facility on market term.

On August 12, 1996, the Company announced, as it had previously announced on January 6, 1995, its intention to purchase up to 100,000 shares of Common Stock from time to time on the open market. As of November 5, 1996 the Company had 4,430,374 shares of Common Stock outstanding. The timing of any purchases will depend upon the price and availability of the stock. As of the date hereof, the Company has not repurchased any of its own stock.

The Company's current ratio decreased to 2.57:1 at September 30, 1996 from 3.05:1 at March 31, 1996.

The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months.

                         PART II  OTHER INFORMATION


Item 2. Changes in Securities

     At the Annual Meeting of Shareholders on August 20, 1996, the Company eliminated and removed from its Certificate of Incorporation the old Series A Preferred Stock and instead designated a new class of 2,000,000 shares preferred stock giving the Board of Directors the authority to designate one or more series of preferred stock. Such provisions are often referred to as "blank check" provisions, as they give the Board of Directors the flexibility, at any time or from time to time, without further shareholder approval, to create one or more series of preferred stock and to determine the designations, preferences and limitations of each such series, including but not limited to (i) the number of shares, (ii) dividend rights, (iii) voting rights, (iv) conversion privileges, (v) redemption provisions, (vi) sinking fund provisions and (vii) rights upon liquidation, dissolution or winding up of the Company.

   The preferred stock, along with the Company's ability to issue debt and/or additional shares of Common Stock, provides the Company with the flexibility to address potential future financing needs by creating a series of preferred stock customized to meet the needs of any particular transaction. The Company also could issue preferred stock for other corporate purposes, such as to implement joint ventures or to make acquisitions. The Company is not currently considering the issuance of preferred stock for such financing or transactional purposes.

   If any series of preferred stock authorized by the Board provides for dividends, such dividends, when and as declared by the Board of Directors out of any funds legally available therefor, may be cumulative and may have a preference over the Common Stock as to the payment of such dividends. In addition, if any series of preferred stock authorized by the Board so provides, in the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of each such series may be entitled to receive, prior to the distribution of any assets or funds to the holders of Common Stock, a liquidation preference established by the Board of Directors, together with all accumulated and unpaid dividends. Depending upon the consideration paid, the liquidation preference and other matters, the issuance of preferred stock could therefore result in a reduction in the assets available for distribution to the holders of Common Stock in the event of liquidation of the Company. Holders of Common Stock do not have any preemptive rights to acquire preferred stock or any other securities of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on August 20, 1996, the following proposals were adopted by the vote specified below:

        Proposal                      For        Against        Withheld
                                   Election      Election       Authority

        1. Election of Directors:

           Steven H. Rothman       4,592,578       35,175           -0-
           Howard Pavony           4,592,578       35,175           -0-
           Frank T. Wong           4,592,578       35,175           -0-
           Robert A. Fries         4,592,578       35,175           -0-
           Ramon Mota              4,592,578       35,175           -0-
           Joseph J. Farley        4,592,578       35,175           -0-
           William Lerner          4,592,578       35,175           -0-

        2. Ratification of 1996 Stock Option Plan

                      For         Against         Abstain   Broker Non-vote
                   3,033,646      100,005         28,465       1,461,397

        3. Conversion of 1,400,000 shares Series A Preferred Stock into 980,000 shares of common stock and amendment to the Certificate of Incorporation to eliminate Series A Preferred Stock

                      For         Against         Abstain   Broker Non-vote
                   3,070,351       62,265          29,500       1,461,397


        4. Amendment to Certificate of Incorporation to authorize 2,000,000 shares of "Blank Check" Preferred Stock, par value $.001 per share

                      For         Against         Abstain   Broker Non-vote
                    2,993,626     147,590          20,900        1,461,397

         5. Ratification of the appointment of Ernst & Young LLP as independent auditors for fiscal year ending March 31, 1997

                      For         Against         Abstain   Broker Non-vote
                     4,598,518      15,625         13,610        -0-



Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits.
          3.1 Certificate of Amendment.
         11.1 Statement Re: Computation of Per Share Earnings.
         27.1 Financial Data Schedule

    (b)  Reports on Form 8-K.
         None

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date : November 5, 1996               By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : November 5, 1996               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer and
                                      President






Date : November 5, 1996               By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) and Secretary