Form 10-Q
period 1996-12-31
MICROS TO MAINFRAMES INC
filed 1997-02-07
CIK 906282

Securities and Exchange Commission
			 Washington, D.C. 20549
			     FORM 10-Q


	   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
			      EXCHANGE ACT OF 1934
		  For the quarterly period ended December 31, 1996


			    Commission file number 0-22122

			       MICROS-TO-MAINFRAMES, INC.

	(Exact name of registrant as specified in its charter)

		 New York                        13-3354896

    (State or other jurisdiction of         (I.R.S. Employer
     incorporation of organization)          Identification No.)

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

Common Stock, $.001 par value - 4,440,374 shares as of February 5, 1997

PART I: FINANCIAL INFORMATION:

Item 1: Financial Statements

			       Micros-to-Mainframes, Inc.

		      Condensed Consolidated Balance Sheets

						      December 31      March 31,
							  1996          1996
						      (Unaudited)

				    Assets
Current Assets
   Cash                                             $     931,805  $  5,284,587
   Accounts receivable, net                            13,329,813     8,844,204
   Inventory                                            1,119,528     1,331,000
   Prepaid expenses and other current assets              421,930       432,460
						    ----------------------------
	   Total current assets                        15,803,076    15,892,251

  Property, plant and equipment                         1,504,849       705,023
   Less accumulated deprecation and amortization          623,885       457,884
						    ----------------------------
							  880,964       247,139

Other Assets                                              867,474        69,162
						    ----------------------------
	Total assets                                $  17,551,514  $ 16,208,552
						    ============================


			    Liabilities and Shareholders' Equity
Current liabilities:
   Secured notes payable                            $       5,000  $      5,000
   Accounts payable and accrued expenses                5,578,888     5,083,969
   Income taxes payable                                    43,272       119,140
						    ----------------------------
	Total current liabilities                       5,627,160     5,208,109

Shareholders' Equity
   Preferred stock $140,000 liquidation preference            -           1,400
   Common stock                                             4,430         3,363
   Additional paid-in capital                          12,782,919    12,374,774
   Retained (deficit)                                  (  862,995)   (1,379,094)
						    ----------------------------
      Total shareholders' equity                       11,924,354    11,000,443
						    ----------------------------
      Total liabilities and shareholders' equity    $  17,551,514  $ 16,208,552
						    ============================

See accompanying footnotes

			      Micros-to-Mainframes, Inc.

		  Condensed Consolidated Statements of Income

								Unaudited
							     Three Months Ended
								December 31
							  1996          1995
Net sales                                           $  13,678,542  $ 13,413,997
Costs and expenses:
     Cost of products sold                             10,671,382    11,552,268
     Technical personnel salaries                         655,159       281,098
     Selling, general and administrative expenses       2,057,148     1,002,074
     Interest expenses                                      1,104         1,741
						    ----------------------------
						       13,384,793    12,837,181

Other Income                                               22,167
						    ----------------------------
Income before income taxes                                315,916        576,816

Provision for income taxes                                145,000       240,000
						   ----------------------------
Net  income                                         $     170,916  $     336,816
						    ============================
Primary earnings per share                                  $0.04         $0.12
						      ============   ===========
Fully diluted (loss)  per share                            NA            ($0.90)
						      ============   ===========
Weighted average number of common and
 common equivalent shares used in calculation
  primary earnings per share                            4,451,854     3,100,099

Weighted average number of common and
 common equivalent shares used in calculation
 for fully diluted  (loss) per share                       NA         3,931,798







See accompanying footnotes

			      Micros-to-Mainframes, Inc.

		  Condensed Consolidated Statements of Income

							     Unaudited
							  Nine Months Ended
							    December 31
							  1996          1995
Net sales                                           $  40,440,354   $35,504,768
Costs and expenses:
     Cost of products sold                             32,915,620    30,520,307
     Technical personnel salaries                       1,621,881       801,509
     Selling, general and administrative expenses       5,117,329     2,925,399
     Interest expenses                                      3,459         5,898
						    ----------------------------
						       39,658,289    34,253,113

Other Income                                              109,035        15,376
						    ----------------------------
Income before income taxes                                891,100     1,267,031

Provision for income taxes                                375,000        528,000
						    ----------------------------
Net  income                                         $     516,100  $     739,031
						    ============================
Primary earnings per share                                  $0.12         $0.26
						      ============   ===========
Fully diluted (loss)  per share                               N/A        $(0.93)
						      ============   ===========
Weighted average number of common and
 common equivalent shares used in calculation
  primary earnings per share                            4,469,198      3,126,986

Weighted average number of common and
 common equivalent shares used in calculation
 for fully diluted  (loss) per share                          N/A      3,764,106







See accompanying footnotes

			      Micros-to-Mainframes, Inc.

		    Condensed Consolidated Statements of Cash Flows
								Unaudited
							     Nine Months Ended
								December 31
							   1996          1995
Operating activities
Net income                                          $     516,100  $    739,031
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                         186,252       86,000
  Changes in operating assets and liabilities:
   Accounts receivable                                  (3,015,700)  (4,129,158)
   Inventory                                               242,871     (417,282)
   Prepaid expenses and other assets                        50,800      (42,126)
   Accounts payable and accrued expenses                  (415,602)     967,843
   Income taxes payable                                   ( 75,868)    (125,240)
						      --------------------------
Net cash provided by (used in) operating activities     (2,511,147)  (2,920,932)

Investing activities
Purchase of property and equipment                         (533,617)   (230,042)
Purchase of Subsidiary, net of cash received             (1,311,018)
						      --------------------------
Net cash used in investing activities                    (1,844,635)   (230,042)

Financing activities
Issuance of common stock                                    -         5,095,283

Increase in stock subscription receivable                   -        (  322,538)
						      --------------------------
Net cash (used in)  provided by financing activities          -        4,772,745
						      --------------------------
Increase (decrease) in cash                               (4,355,782)  1,621,771
Cash at the beginning period                               5,284,587   1,167,008
						    ----------------------------
						    $        928,805 $ 2,788,779
						    ============================
Supplement disclosures of cash flow information
Cash paid during the quarter for:
Income taxes                                                $450,868   $ 645,405
Noncash investing activities
Capital stock issued for acquisition (see note 2)           $407,813         -

See accompanying footnotes


Micros-to-Mainframes, Inc.

Notes to Condensed Consolidated Financial Statements
1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. (the "Company") and its wholly-owned subsidiaries Data.Com RESULTS, Inc. and MTM Advanced Technology, Inc. hereafter referred to as the "Company" have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 1996.


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

In addition to the above described consideration, contingent consideration is payable in the Company's common stock based upon defined future levels of Data.Com's earnings before taxes, depreciation, and amortization ("EBDTA") through Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000, and 35,000 in Fiscal 1997, 1998, and 1999, respectively. The contingent consideration is not included in the calculation of the acquisition cost. In addition to the above contingent consideration, the president of Data.Com will be issued 5,000, 5,000, and 10,000 stock options in Fiscal 1997, 1998, and 1999, respectively, if Data.Com's EBTDA is greater than $1.25 million, $1.25 million, and $1.35 million for Fiscal 1997, 1998 and 1999, respectively. The option price for any option so granted shall be 110% of the fair market value of the Company's common stock as at the first day of the taxable year in which the respective options, if any, are granted. The options shall not vest until the first day of the taxable year following the year of grant, at which time all such options shall vest. Compensation expense will be recognized during the target period based on the market value of the Company's common stock.


The following summarizes the pro forma results of operations for the Three Months Ended December 31, 1996, 1995 and the Nine
Months Ended December 31, 1996, 1995, assuming the acquisition had occurred at the beginning of the respective periods.

			   Three Months Ended         Nine Months Ended
			      December 31,               December 31,
			   1996         1995           1996        1995

Net Sales         $13,678,542   $14,751,012    $41,285,524  $39,515,812

Net Income            170,916       301,052        553,704      631,739

Earnings per
share-primary            .04           .09            .12         .20




3. Shareholders' Equity

Capital stock consists of the following at December 31, 1996:

      Common Stock, $.001 par value; 10,000,000 shares
      authorized;  4,430,374 shares issued and outstanding .....$ 4,430


During the second quarter of Fiscal 1997, 1,400,000 shares of preferred stock were converted into 980,000 shares of common stock.


 The stock options granted under the Employee Stock Option Plan are summarized as follows:

					 Number of   Option Exercise
					  Options    Price Per Share

      March 31, 1996 balance              225,000      $1.25 - $7.00

      Options issued during the period     115,000      $3.9375-4.35
      Outstanding at December 31, 1996     340,000      $1.25 - $7.00


      Exercisable at December 31, 1996     213,750

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.

				       Percentage of Sales

			     Nine Months ended    Three Months ended
				  December 31,          December 31,
				1996        1995       1996       1995

Net Sales ..................... 100.00%    100.00%   100.00%   100.00%

Cost of products sold .........  81.39      85.96     78.02     86.12
Technical personnel
    salaries...................   4.01       2.26      4.79      2.10
Selling, general and
     administrative expenses.... 12.65       8.24     15.04      7.47
Interest .......................   .01        .02       .01       .01
Income from operations .........  2.20       3.57      2.31      4.30
Net Income......................  1.28       2.08      1.25      2.51

The Company had net sales of approximately $40,440,000 for the Nine Months Ended December 31, 1996 ( the "1997 Period"), as compared with approximately $35,505,000 for the Nine Months Ended December 31, 1995 (the "1996 Period"). The Company had net sales of approximately $13,679,000 for the Three months Ended December 31, 1996 (the "1997 Quarter"), as compared to $13,414,000 for the Three Months Ended December 31, 1995 (the "1996 Quarter"). The increase in sales of approximately 13% and 2% for the 1997 Period and 1997 Quarter, respectively, were attributable to increased sales of hardware and technology consulting services to both new and existing customers. The revenue related to the service and consulting business was approximately $3,899,000 for the 1997 Period and approximately $1,395,000 for the 1997 Quarter, as compared to approximately $3,711,000 for the 1996 Period and approximately $1,418,000 for the 1996 Quarter.

As a percentage of net sales, the cost of products sold decreased by approximately 5% for the 1997 Period and 8% for the 1997 Quarter as compared to the prior year's comparable periods. The decrease was due in part to sales of high-ended computer products relating to technical consulting sales which yielded higher profit margins, and the increase in margin of high-ended consulting and services. The profit margin was 14.60% and 17.19% of the 1997 Period and 1997 Quarter, respectively, as compare to 11.78% and 13.88% for the 1996 Period and 1996 Quarter, respectively. These represented a 24% increase in gross profit margin in both the 1997 Period and 1997 Quarter.

 The Company increased its technical personnel salaries by approximately $820,000 or 102% in the 1997 Period compared to the 1996 Period and approximately $374,000 or 133% in the 1997 Quarter as compared to the 1996 Quarter. This increase in personnel is due to the acquisition of Data.Com in May whose technical personnel salaries were approximately $435,000 in the 1997 Period and $204,000 in the 1997 Quarter. The increase is also due to the Company's continued growth in sales of technology consulting services.

Selling, general and administrative expenses ("SG&A") were approximately $5,117,000 in the 1997 Period as compared to $2,925,000 in the 1996 Period and $2,057,000 for the 1997 Quarter compared to $1,002,000 for the 1996 Quarter. This resulted in an increase of approximately 75% for SG&A during the 1997 Period as compared to the 1996 Period and an increase of approximately 105% during the 1997 Quarter as compared to the 1996 Quarter. The increase is primarily attributable to approximately $1,303,000 and $530,000 of expenses of Data.Com in the 1997 Period and 1997 Quarter, respectively. Furthermore there was an increase in salesperson compensation due to increased sales, and other increases including employee payroll, benefits and payroll taxes, insurance, legal and accounting and other professional fees.

The effective income tax rate for both the 1997 period and 1997 quarter were 42% and 46%,respectively, as compared to the 1996 Periods and 1996 Quarter which were approximately 42%.

As a result of the forgoing, the Company had net income of approximately $516,000 in the 1997 Period compared to $739,000 in the 1996 Period, and $171,000 for the 1997 Quarter compared to $337,000 for the 1996 Quarter. This represents a decrease of 30% in the 1997 Period as compared to the 1996 Period and 49% for the 1997 Quarter compared to the 1996 Quarter.

Earnings per share was $0.12 in the 1997 Period compared to $0.26 in the 1996 Period, and $0.04 in the 1997 Quarter compared to $0.12 in the 1996 Quarter. The earnings per share calculations are based on the total weighted average common shares outstanding and the net effect of dilutive stock options and warrants (4,469,198 shares in the 1997 Period and 3,126,986 shares in the 1996 Period, 4,451,854 shares in the 1997 Quarter and 3,100,099 shares in the 1996 Quarter). The increase in weighted average common and common equivalent shares outstanding is primarily attributable to the inclusion of 980,000 shares of Common Stock from the conversion of preferred shares and issuance of approximately 1,200,000 share of common stock in December 1995 from exercise of substantially all of the Company's Warrants and Representatives Warrants. The fully diluted (loss) per share was ($0.93) in the 1996 Period based on 3,764,106 and the (loss) per share was ($0.90) in the 1996 Quarter based on 3,906,544 weighted average shares outstanding. (Refer to Exhibit (11.1)- Statement Re: Computation of Earnings Per Share)

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

					 December 31,       March 31
					    1996             1996

					  (Dollars in thousands,
					 except current ratio data)

Cash and cash equivalents...............  $   932           $ 5,285
Working capital ......................... $10,176           $10,685
Current ratio ...........................    2.81:1           3.05:1
Secured notes payable ..................  $     5           $    5
Working capital line available .......... $ 11,270          $ 8,759

The Company had working capital of approximately $10,176,000 as of December 31, 1996, a decrease of approximately $510,000, or 5%, from March 31, 1996. The decrease was due to the acquisition of Data.Com, the purchases of new office equipment, investment in new software and the expansion of the offices in New York City, offset by the net profit of $516,000 for the 1997 Period.

During the 1997 Period, the Company had net cash used in operating activities of approximately $2,511,000, derived primarily from $516,000 of net income, a decrease in inventory of approximately $242,000, a decrease in other current assets of approximately $51,000, offset by an increase in accounts receivable of approximately $3,015,000, decrease in accounts payable of approximately $416,000, and a decrease in income tax payable of approximately $76,000. The Company had net cash used in investing activities of $1,845,000, resulting from the purchase of office equipment and new software of approximately $534,000 and the cash used in connection with the acquisition of Data.Com of approximately $1,311,000.

The Company finances much of its business through a two-year
$5,000,000 revolving credit facility from a bank, and separately arranged floor-plan financing agreements aggregating $9,550,000, which are alternate credit lines provided by manufacturers or vendors. The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable, and liens against all assets of the Company. All of such borrowings are subordinated to the Company's bank revolver except as to inventory, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. On December 31, 1996, the Company's total outstanding debt under these arrangements with floor-planners was approximately $3,275,000 and a balance of $6,275,000 was available under such lines of credit. On December 31, 1996, the Company's outstanding debt under the bank revolver line of credit was $5,000 with a balance of $4,995,000 available under such line of credit.

The borrowing rate on the Company's $5,000,000 credit facility is the "Alternate Bank Rate" as defined by the Bank. At December 31, 1996 such rate was 8.25%. The credit facility will expire on April 30, 1997. The credit facility provides, among other matters, for: (i) a general security interest first lien on substantially all of the Company's assets (a second lien to the extent a first lien on inventory is held under the financing agreements described above); (ii) unconditional guarantees of MTM Advanced Technology, Inc., and (iii) financial covenants, including minimum amounts of working capital, tangible net worth, restrictions on certain transactions, including the payment of dividends, and specified financial ratios.

On August 12, 1996, the Company announced its intention to purchase up to 100,000 shares of Common Stock from time to time on the open market.

As of February 5, 1997 the Company had 4,440,374 shares of Common Stock outstanding. The timing of any purchases will depend upon the price and availability of the stock. As of the date hereof, the Company has not repurchased any of its own stock.

   With respect to the acquisition of Data.Com, contingent consideration is payable in the Company's common stock based upon defined future levels of Data.Com's earnings before taxes, depreciation, and amortization ("EBDTA") through Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000, and 35,000 in Fiscal 1997, 1998, and
1999, respectively. The contingent consideration is not included in the calculation of the acquisition cost. In addition to the above contingent consideration, the president of Data.Com will be issued 5,000, 5,000, and 10,000 stock options in Fiscal 1997, 1998, and 1999, respectively, if Data.Com's EBTDA is greater than $1.25 million, $1.25 million, and $1.35 million for Fiscal 1997, 1998 and 1999, respectively. The option price for any option so granted shall be 110% of the fair market value of the Company's common stock as at the first day of the taxable year in which the respective options, if any, are granted. The options shall not vest until the first day of the taxable year following the year of grant, at which time all such options shall vest. Compensation expense will be recognized during the target period based on the market value of the Company's common stock.

The Company's current ratio decreased to 2.81:1 at December 31, 1996 from 3.05:1 at March 31, 1996.

The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for at least next 12 months.






PART II
OTHER INFORMANTION


Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits.

	 11.1 Statement Re: Computation of Per Share Earnings.

27.1  Financial Data Schedule

    (b)  Reports on Form 8-K.
	 None

				SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






				    MICROS-TO-MAINFRAMES, INC.




Date : February 5, 1997               By: /s/ Howard A. Pavony
				      Howard A. Pavony
				      Chairman of the Board
					of Directors





Date : February 5, 1997               By: /s/ Steven H. Rothman
				      Steven H. Rothman
				      Chief Executive Officer and
				      President






Date : February 5, 1997               By: /s/ Frank T. Wong
				      Frank T. Wong
				      Vice President - Finance
				      (Principal Financial and
				      Accounting Officer)
				      and Secretary


Exhibit Index:

  Exhibit No.          Description

11.1          Statement Re: Computation of Earning Per Share

27.1          Financial Data Schedule