Form 10-K
period 1997-03-31
MICROS TO MAINFRAMES INC
filed 1997-06-06
CIK 906282

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                            FORM 10-K


          Annual Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934
             For the Fiscal Year Ended March 31, 1997



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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 30, 1997, was $9,865,191 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

     The number of shares outstanding of the Registrant's Common S tock, par value $.001 per share, as of May 30, 1997, was 4,450,374.

     Documents Incorporated by Reference: N/A

ITEM 1.   BUSINESS

GENERAL

     Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc. and Data.Com RESULTS, Inc. (collectively, the "Company" or "MTM") serve as a "one-stop" organization for data processing solutions by providing computer hardware and software sales, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is primarily an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, by integrating into a single working system, for a client, a group of hardware and software products from more than 40 major computer vendors including Compaq, Hewlett Packard, IBM, Dell, NEC , Seagate Technology, Apple, Cisco, Canon, Novell, Microsoft, Toshiba, 3COM, Cubix, Fore Systems, Madge and numerous others.

     MTM provides its customers, some Fortune 500 corporations and others mostly considered to be in the Fortune 2000 category (hereinafter referred to as "Fortune 2000 corporations" in the tri-state New York Metropolitan area, with a wide range of related outsourced customer support services, including network analysis and design, systems configuration, physical installation, software loading, application training, continuing education, maintenance and repair services. A network is the integration of two or more computers and their components into a system that allows multiple users to share the same information, communicate with the mainframe (a computer with large capacity used primarily for massive data storage and processing) or central networking system and all other computers and peripheral equipment.

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

     The Company's software support services include network and mainframe connectivity (communication between computers and networks) consulting, hardware and software maintenance, network management, videoconferencing consulting and trouble-shooting support. The Company's clients have access to person-to-person support services administered by a staff of highly trained support engineers, generally via a toll-free 800 telephone call. The Company's clients also have access to MTM/s consulting services for LAN and WAN planning, detailed systems design, gateway (a device which allows computer users to access data from networks to the mainframes or by telephone), bridge (a device which allows computer users to communicate between networks and provides an expansion route for the existing network) and security/disaster recovery, among other services.

     The Company was incorporated on May 12, 1986 in the State of New York.

INDUSTRY

     The microcomputer industry has become a multi-billion dollar industry since its development in the late 1970's. Management believes that this is attributable to rapid technological advances leading to the development of significantly more powerful microcomputers at substantially lower prices than larger minicomputers. The use of microcomputers has become widespread throughout the workplace also because of the smaller size of microcomputers, as compared to mini computers, and the microcomputer's versatility and ability to connect to and share information with mainframe systems. The Company believes, based on its knowledge of the industry and industry data, that the microcomputer industry experienced a compound annual growth rate of almost 50% from 1984 to 1988 and a more modest rate ranging from 10% to 17% since 1988. The Company believes that the industry will continue to grow at this modest rate in the future, although there can be no assurance that it will.

     Corporations purchase their computer hardware from a number of sources, including manufacturer authorized dealers and value-added resellers, such as MTM, retail stores and, with increasing importance, directly from manufacturers through direct telemarketing and mail order organizations. Direct sales have benefitted from microcomputer users becoming more computer literate, the emergence of industry standards and increased inter-changeability of peripherals. As a result of the foregoing, the microcomputer dealer distribution channel is currently undergoing additional market segmentation into dealers such as the Company, which are systems integrators which offer a one-stop total solution for outsourcing.

PRODUCTS

     The Company markets microcomputers, printers, displays, video conferencing products, LAN and WAN products, plotters, software and other peripheral products. MTM is an authorized sales and service dealership of microcomputer equipment and related products supplied primarily by major manufacturers, including, but not limited to, Compaq Computer Corporation, IBM Corporation, Dell Computer Corporation, Hewlett-Packard Company, Apple Computer, Inc., Seagate Technology, Inc., Cisco Systems, Inc., Fore Systems, Inc., Canon USA, Inc., Novell, Inc. and Toshiba American Information. The Company offers a variety of pro ducts manufactured by other companies, including NEC Technologies, Inc., 3COM Corporation, Cubix Corporation, Madge Development Corp. and others , and software products from major suppliers, including Microsoft Corporation, IB M and others.

     MTM purchases certain products from Intelligent Electronics, Inc. ("IE") and MicroAge Computer Centers, Inc. ("MicroAge"), as described below, which are distributors selling to other dealers, at prices generally lower than the Company could obtain directly from suppliers. The Company also obtains products from a number of suppliers, including independent distributors, on an individual purchase order basis rather than through dealership agreements. M TM will also order specific products from other manufacturers to satisfy a particular customer requirement. The Company regularly evaluates new products, both internally and through evaluations with its customers.

     The microcomputer industry is characterized by numerous hardware systems that utilize different and often incompatible standards for hardware and software. The Company has the capability to design systems and support services which include products or components manufactured by numerous manufacturers that address most applicable industry standards.

     The Company is an authorized dealership for the various standardized
LAN systems, including Novell, 3COM, Microsoft LAN Manager, the IBM Token Ring Network, Ethernet and compatible alternatives. In addition, the Company sells and services LAN and WAN products produced by the various manufacturers which it represents. LAN and WAN systems allow various microcomputers to communicate with other computers in a group and with other microcomputers in other LANs and WANs. The Company's clients have access to the Company's Connectivity an d Communication Laboratory described below where they can test, design and create LANs and WANs.

OUTSOURCED SUPPORT SERVICES

     MTM Support Services include a wide range of services designed for its customers' corporate planners and management needing a single source for technical support issues, such as local and wide area networks, gateways, bridges, system conversion planning, hardware and software specifications, database and database server development and implementation, video conferencing and security/disaster recovery.

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

     The following services provide the Company/s clients with the ability to outsource virtually all of their support issues with one company for a wide variety of microcomputer hardware and software products. These services generally provide the Company's clients with access via an 800 telephone call to person-to-person support services administered by a staff of highly trained support engineers in the Company's Advanced Technology
Group. The Advanced Technology Group and Technical Support consists of 44 technical support persons under the supervision of a Data Communications Manager. This group is responsible for systems design and the implementation of technology and the management of advanced technology projects including LANs, WANs an d data communications problem solving for clients.

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

     CONNECTIVITY AND COMMUNICATION LABORATORY

     The Company's Advanced Technology Group seeks to serve customers/ increasing communications requirements, including their need to share data and resources using LANs and WANs. The Company offers an array of connectivity services, including LAN and WAN system design and configuration, videoconferencing consulting, user training and installation. In addition, the Company has established a Connectivity and Communication Laboratory in its executive offices. This state-of-the-art facility provides a multi-vendor environment to test connectivity networks, create multi-vendor LANs and WANs and solution prototypes, perform feasibility studies, perform pre-release and new connectivity product testing, perform product compatibility testing, product bulletproofing, procedures development, product evaluation and optimization, replication, diagnosis and solution of service problems and to generally provide a basis to address support issues.

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

     1-800-PRODUCT SUPPORT

     The Company's experienced support engineers provide product support to resolve specific operating system and application problems. The Company's toll-free 800 telephone support line can be used for such problems as application software, installation assistance, error message handling or share d device problems. The applications supported include spread sheets, word processing packages, communications, network and PC operating systems, graphics, databases and various utilities.

     The Company provides its clients with instant access to the latest product support resources for known problems and resolutions, updates and release information.

     NETWORK TRAINING AND CONSULTING

     The Company's Advanced Technology Group provides the Company' s clients and their corporate management, as well as its own engineering and sales personnel, with technical support and training. The Company's support engineers have generally been trained by the major computer vendors and receive additional training from courses given by computer vendors, as well as by the Company's Data Communications Manager, on an as needed basis and also in order to maintain their certifications with the respective vendors. The Company offers comprehensive training sessions for its customers featuring instruction by manufacturer-trained customer support representatives. This department assists in post -sale customer inquiries and network consultation and support via a toll-free 800 telephone number. The Company offers customer training seminars for various microcomputer hardware and software products at its own facilities and at customer sites.

     PRODUCT MAINTENANCE

     The Company offers contracts to its customers for both on-site and off-site complete product maintenance and repair services. These maintenance contracts generally provide for the Company to maintain microcomputer equipment at the customer's location during regular business hours. Most maintenance contracts are renewable annually. In addition, the Company provides authorized warranty service and repair for equipment sold by it and by others. The service department fulfills warranty requirements and offers extended maintenance and repair agreements after the expiration of manufacturers/ warranties. The service department maintains complete parts inventories for the products distributed by the Company and is staffed by manufacturer-certified field engineers.

     DIAGNOSTICS

     The Company will ship one of its trouble-shooting tools (e.g. , HP Advisor, Novell (r) LANalyzer or Network Analyzer) to a client to allow dial in access for trouble-shooting network hardware and software related problems. By displaying and capturing network traffic, the Company's experienced systems engineers can analyze and determine the network problem. In addition, through a remote dial-in system, the Company's systems engineers can access a client/s network problems.

DATABASE

     MTM has access to state-of-the-art technical databases which provide it with information concerning technological advances from major vendors. This assists the Company in trouble-shooting as it receives up-to-date product information from a wide variety of vendors. The Company has either been licensed, contracted or authorized to use the following databases :
Novell's technical database which Novell engineers use for research and net work diagnosis, as well as technical information from IBM, Compaq, Cisco, Microsoft, NEC, 3COM, and Fore Systems, Inc. These databases provide the Company with technological advances from major vendors as soon as the information is published. These, in turn, allow the Company its flexibility to shift rapidly to vendor s whose products are expected to increase in demand as a result of technological advances.

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

MARKETING AND SALES

     The Company's marketing efforts are focused on Fortune 500 corporations and, to a greater degree, what may be categorized as Fortune
2000 corporations, professional firms and governmental and educational institutions. Except for major corporate accounts, these customers generally do not have internal computer support personnel. Management believes that the increasing complexity of microcomputer systems, increased usage of microcomputers in the workplace and the trend toward network interconnecting will cause business and institutional customers to require significant levels of outsourced customer sup port services, such as those provided by the Company. The Company believes that these customers are increasingly relying on their dealers and suppliers to provide , in addition to competitive pricing, a one-stop solution-based approach to their data processing requirements. The Company uses such an approach which addresses purchasing, compatibility, maintenance, support, training and obsolescence.

     The Company has approximately 500 active clients. The Company's customers are well diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution, law and accounting firms. For the fiscal years ended March 31, 1997, 1996 and 1995 ("Fiscal 1997", " Fiscal 1996" and "Fiscal 1995"), approximately 13%,
16% and 11%, respectively, of the Company's total revenues were derived from sales to PaineWebber, Incorporated ("PaineWebber"). During Fiscal
1997, Bloomberg, L.P. ("Bloomberg" ) accounted for approximately 13% of the company's revenues. During Fiscal 1996 a nd Fiscal 1995, A.I. Credit Corp. ("AI") accounted for approximately 18% and 29%, respectively, of the Company's revenues. Although the Company's customer base has increased, the loss of PaineWebber, Bloomberg or AI as well as, to a lesser extent, the loss of any other principal customer, would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

     As of May 15, 1997, the Company employed 25 salespersons who are paid salaries, commissions and/or a combination of both. The Company's sales executives regularly call on sales management at companies with solutions for their computer problems. While the Company's marketing activities are focused on Fortune 2000 corporations located in the tri-state Metropolitan New York area and throughout New England, the Company sells its products and services to branch offices of its customers, including Fortune 500 corporations, throughout the United States. The Company also relies on customer referrals from its major suppliers and manufacturers who often receive requests for a systems integrator to design and install their systems.

     The Company's sales executives generally participate in approximately five hours of training per week concerning various topics, including product knowledge, industry information and sales techniques. The Company's ability to successfully expand its business will depend, in part, on its ability to attract, hire and retain highly skilled and motivated marketing an d sales personnel, of which there can be no assurance.

     MTM also makes joint sales presentations with certain of the Company's major suppliers to existing and prospective customers. Certain of these suppliers/ customer fulfillment option programs allow customers who purchase directly from the supplier to apply purchases from MTM to their purchase obligations under those agreements. As a result, these customers have the flexibility of purchasing products from the Company to take advantage of MTM/s added services and its ability to integrate multiple manufacturers / products. Most major manufacturers have instituted either a moratorium or a selective authorization procedure on the approval of additional authorized dealership locations. While in effect, such policies may preclude the Company and its competitors from becoming authorized dealers for new vendors.

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

     Sales of Dell Computer products have accounted for approximately 20%, 24% and 31%, respectively, of the Company's revenues during Fiscal 1997, Fiscal 1996 and Fiscal 1995. Sales of Compaq and IBM products accounted for approximately 26% and 13%, respectively, of the Company's revenues during Fiscal 1997 and Fiscal 1996. No other supplier's products accounted for 10% or more of the Company's revenue during Fiscal 1997, Fiscal 1996 or Fiscal 1995. The Company's sales of products purchased through MicroAge accounted for approximately 20% and 33% of the Company's total revenues in Fiscal 1996 and Fiscal 1995 , respectively, and sales of products purchased through IE accounted for approximately 44% and 10% of total revenues in Fiscal 1997 and Fiscal 1996, respectively . The material provisions of the

MicroAge contract are described below under the heading "IE and MicroAge". Except for Dell and Compaq, management does not believe that a termination of any one supplier's agreement would have a material adverse effect on the Company.

     The Company's future results of operations are dependent upon continued demand for microcomputer products. Distributors in the microcomputer industry currently face a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. During the past five years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross margins for many microcomputer distributors and may result in a reduction in existing vendor subsidies. Management of the Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.

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

     The Company receives certain discretionary cost subsidies, typical for the industry, from certain major suppliers to promote sales and support activities relating to their products. The Company will typically earn about 1 1/2% of its aggregate purchases. It has used these funds to subsidize marketing, advertising and its Connectivity and Communication Laboratory, where the Company has been able to expand into areas relating to these suppliers/ products and sales, such as LAN sales and support.

     MTM's current arrangements with major suppliers generally pro vide protection for up to two months against declines in the wholesale price of microcomputers and related products in the Company's inventory. These arrangements typically take the form of a cash payment or a credit against future purchases in an amount equal to the difference between the price actually paid by the Company for its inventory of that supplier's products and the new dealer price.

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

     In response to discounted pricing by certain microcomputer manufacturers, all major CPU hardware suppliers have instituted aggressive price reductions. The heightened price competition among hardware suppliers has resulted in declining gross margins for many microcomputer resellers. Although discounted prices have enabled the Company to increase its sales volume over the past three years, it has resulted in lower gross margins for some of the Company's product lines. Network and service-related hardware products, however, have had improving margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IE AND MICROAGE
     The Company operates as a reseller for IE and MicroAge. IE and MicroAge are master resellers and distributors which market and distribute information, technology, products and services through a network of franchisees and affiliated resellers, such as MTM. Such products include microcomputer systems, workstations, networking and telecommunications equipment, software and related products. As a reseller, the Company has purchased products and services through MicroAge since 1993 and through IE since 1995.

     The Company purchases products from IE and MicroAge on a cost-plus basis (consisting of IE and MicroAge's cost of the products from a supplier plus a mark-up) generally at lower prices than could be obtained independently from suppliers. In certain instances, the Company has access to suppliers through IE and MicroAge for which it is not otherwise an authorized dealer. The Company is obligated to purchase a minimum of $100,000 of products from Micro Age in each calendar quarter. The Company's agreement with MicroAge may be terminated by either party on 60 days/ notice, and its agreement with IE may be terminated upon 30 days' notice by the Company and upon 3 days' notice by IE. The Company does not believe that it is dependent on either supplier, and that if it were to suffer the loss of either supplier, adequate alternatives would exist.

DATA.COM RESULTS, INC.

     The Company's newest subsidiary, Data.Com, is a data communications, WAN and LAN consultant and advanced technology solutions provider primarily serving clients located in the State of Connecticut. The acquisition of Data.Com was effective as of May 1, 1996.

     The net purchase price for the assets and business was approximately $484,000 in assumed net liabilities, and 87,000 shares of the Company's common stock, $.001 par value ("Common Stock"), valued at approximately $407,000. Additional consideration is payable in Common Stock, contingent upon Data.Com's achieving certain levels of earnings before taxes, depreciation and amortization through Fiscal 1999. The maximum number of shares to be issued are 25,000 and 35,000 in Fiscal 1998 and 1999, respectively.
Robert Fries, the previous owner of the purchased business, joined the Company as a Vice President and director and as the Co-President of Data.Com. See " Item 11. Executive Compensation - Employment Agreement."

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

     Management believes that the Company will continue to be able to compete effectively against its various competitors by combining fair pricing with its wide range of customer support services designed to provide its customers with high-end technological services, multi-vendor technical support, maintenance of their computer product needs, a dedicated, trained staff of salespersons and technicians, complete solutions for single user, multi-user or net work systems and specialized vertical market software.

BACKLOG

     The Company generally delivers products from inventory to its customers within one to two weeks of its receipt of purchase orders. As a result, the Company believes that its backlog of unfilled customer orders is not material.

PROPRIETARY INFORMATION

     The Company holds no patents and has no trademarks registered in the United States Patent and Trademark Office or in any state. If the Company believes that trademark registration is significant in protecting its product or service recognition, the Company may apply for registration of various trademarks or service marks, including, but not limited to, the names Micros-to-Mainframes, Data.Com and The Advanced Technology Group, in which it believes that it has certain common-law rights. The Company may also affix copyright notices on its support service, training and service manuals. While such protect ion may become important to the Company, it is not considered essential to the success of its business. The Company relies on the know-how, experience and capabilities of its management, sales and service personnel. The Company requires some of its employees to sign confidentiality or non-competition agreements.

EMPLOYEES

     As of May 20, 1996, the Company employed 125 persons, all but six of whom are full-time personnel. Of these employees, five are responsible for management, 25 are responsible for marketing and sales, 71 for technical support, four for distribution, five for finance and eight for purchasing and administration. None of the Company's personnel is represented by a union, and the Company considers its employee relations to be good.


ITEM 2.   PROPERTIES

     The Company's executive offices and warehouse are located in approximately 11,000 square feet of space at a two-story facility leased at 614 Corporate Way, Valley Cottage, New York. Approximately 35% of such space is devoted to marketing and telephone sales, 15% to service and customer support , 10% to administration, 10% to the Connectivity and Communication Lab and 30% to warehouse space. The Company does not maintain a retail showroom. The monthly payment is currently $6,400 under a lease, expiring on August 31, 1997, as amended.

     The Company also leases 4,000 square feet of office space in the Chrysler Building in New York City, which space is devoted to high technology sales. The monthly payment is currently $11,111 under a lease expiring on February 28, 1998. The Company also leases approximately 8,100 square feet of office and warehouse space (only about 10% of this property is devoted to warehouse space) in Rocky Hill, Connecticut. The monthly payment on this lease is currently $4,853.81, which will increase to $5,213.35 on August 1, 1997. The lease is terminable on six months' notice after July 31, 1997 and expires on July 31, 1999.

     The Company is also responsible for real estate taxes, insurance, utilities and maintenance expenses concerning these premises.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings, other than customer claims arising, from time to time, in the ordinary course of the Company's business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company/s stockholders during the fourth quarter of the fiscal year ended March 31, 1997.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKH OLDER
MATTERS

     The Common Stock of the Company is listed on NASDAQ/NMS under the symbol "MTMC", and warrants of the Company were listed on NASDAQ/NMS until December 22, 1995 under the symbol "MTMCW," when the warrants were removed from trading.

     The following table sets forth the high and low closing bid prices of the Common Stock for the last two fiscal years, and the warrants through December 22, 1995, as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-ups, mark-downs or com missions and do not necessarily represent actual transactions.

                                                         Bid
Security            Period                       High            Low
--------      ----------------                  ------          -------
COMMON
STOCK          FISCAL YEAR ENDED MARCH 31, 1996

          April 1 - June 30, 1995                 $5.750      $3.125
          July 1 - September 30, 1995             $8.625      $4.875
          October 1 - December 31, 1995           $7.000      $4.500
          January 1 - March 31, 1996              $6.750      $4.500


          FISCAL YEAR ENDED MARCH 31, 1997

          April 1-June 30, 1996                   $5.875      $3.750
          July 1-September 30, 1996               $4.750      $3.000
          October 1 - December 31, 1996           $4.250      $2.125
          January 1 - March 31, 1997              $3.750      $2.500


WARRANTS  FISCAL YEAR ENDED MARCH 31, 1996

          April 1 - June 30, 1995                 $4.750      $0.625
          July 1 - September 30, 1995             $4.750      $1.250
          October 1 - December 22, 1995           $3.000      $0.250

     On May 30, 1997, the closing bid and asked prices of a share of Common Stock were $3.625 and $3.875, respectively, and the Company had in excess of 2,000 beneficial holders of Common Stock.

     The Company has not paid any cash dividends on Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data for the four fiscal years ended March 31, 1997, 1996, 1995 and 1994, and the Nine Months Ended March 31,1993, are derived from the financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


Income Statement Data:


                                                                                  Nine Months
                                                Year Ended March 31               Ended March 31
                                            -----------------------------------------------------
                                           1997        1996        1995        1994          1993
                                                 (In thousands; except earnings per share)

Net revenues                             $ 58,062     $ 47,326      $43,043    $ 29,028    $15,322
  Cost of products sold                    47,549       40,452       37,530      24,862     12,742
  Technical personnel
    salaries                                2,420        1,109          778         562        242
  Selling, general and
    administrative
    expenses                                6,698        4,070        3,276       2,690      1,590
  Compensatory stock
    arrangement(1)                              0        4,655            0           0         0
  Interest expense                              6           13           40          94         86
Income (loss) from
  operations before
  income taxes                              1,530       (2,907)       1,514         820        662
Net income (loss)                             910       (3,614)         878         478        387
Net income (loss) per
  common share:
    Primary                                 $0.21       ($1.10)       $0.40(2)     $0.30(2)  $0.33
    Fully diluted (3)                                                 ($0.22)     ($0.57)
Weighted average number
  of common and common
  equivalent shares used
  in calculation:
    Primary                                 4,436         3,251       2,194(2)     1,605(2)  1,175
    Fully diluted (3)                                                 3,183        2,104


Balance Sheet Data:                                                  At March 31
                                          -----------------------------------------------------------
                                               1997         1996        1995        1994       1993
                                                   (In thousands; except earnings per share )

Working Capital                              $ 10,386      $10,684     $4,648     $3,771      $  773
Total Assets                                   20,428       16,209      9,420      8,486       5,247
Total Liabilities                               8,085        5,208      4,554      4,501       4,307
Retained Earnings (Deficit)                      (469)      (1,379)     2,235      1,357         879
Shareholders' Equity                           12,343       11,000      4,866      3,985         940

_____________________


(1) Reflects a non-cash, non-recurring charge. See"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) Share and per share data do not include 1,400,000 shares of the Company's Preferred Stock issued in September 1993 and redeemed in September 1996 in exchange for 980,000 shares of Common Stock (the "Preferred Stock").

(3) Assumes (i) that the Preferred Stock was converted to Common Stock for the periods shown, (ii) that earnings were adjusted to reflect the necessary earnings requirements for convertibility of the Preferred Stock and (iii) that a charge to income for the compensatory element of the Preferred Stock was recognized for each period in the three year period ended March 31,1996 based on the current market price at the end of each period.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Operations expressed as a percentage of sales for that period:


                                        Year Ended March 31,
                                       1997     1996       1995

Net sales.....................        100.00%  100.00%   100.00%
  Cost of products sold.........       81.89    85.48     87.19
  Technical personnel salaries.         4.17     2.34      1.81
    Selling, general and
    administrative expenses.....       11.54     8.60      7.61
  Compensatory stock arrangement        --       9.84(1)     --
  Interest expense............          0.01     0.03      0.09
Income (loss) from operations
  before income taxes..............     2.64    (6.14)     3.52
Net income(loss)....................    1.57    (7.64)     2.04

_______________________

 (1) Reflects the non-cash non-recurring charge of $4,655,000 described below.

The Year Ended March 31, 1997 as compared to the Year Ended March 31, 1996.

     The Company had net sales of approximately $58,062,000 for the Year
Ended March 31, 1997 ("Fiscal 1997"), as compared with approximately $47,326,000 for the Year Ended March 31, 1996 ("Fiscal 1996"). This increase in sales of approximately 22% was attributable to increased sales of equipment to both new and existing customers in Fiscal 1997, as well as to increased revenues from support services, including approximately
$6,289,000 in revenue derived from the newly acquired subsidiary.

     As a percentage of net sales, the cost of products sold for Fiscal 1997 decreased by 3.59% as compared to Fiscal 1996, due to increased service revenues, which have higher margins than equipment sales, offset by competitive market pressures on product sales.

     Service revenue in Fiscal 1997 increased 41% to $6,416,000 from $4,537,000 in Fiscal 1996. Because of the increase in the Company's service business, the Company hired additional technical personnel. On an aggregate basis, technical personnel salaries in Fiscal 1997 increased 118% to $2,420,000 from $1,109,000 in Fiscal 1996. Technical personnel salaries as a percentage of service revenues were 38% in Fiscal 1997 and 24% in Fiscal 1996. This increase was due to the Company's hiring more technical personnel as part of its planning for future growth in its consulting and service business. The Company is expected to continue to hire additional professional technicians and engineers for the Advanced Technology Group in order to meet the expected demand in the outsourcing business for the coming year.

     Selling, general and administrative ("SG&A") expenses were approximately $6,698,000 for Fiscal 1997, as compared to approximately $4,070,000 in Fiscal 1996. SG&A expenses as a percentage of net sales increased to 11.54% in Fiscal 1997 from 8.6% in Fiscal 1996. This increase was primarily attributable to the Company's overall increase in overhead expenses and to the newly-formed subsidiary that acquired the business of Data.Com RESULTS, Inc. (" Data.Com"), which had SG&A expenses of approximately $1,513,000. Furthermore, due to the increase in sales volume, sales commissions and salaries increased by $100,000, and other employee payroll, benefits and payroll taxes increased by approximately $300,000.
The increases were also due to increases in occupancy expenses and telephone expenses of approximately $222,000 for additional office space in New York City.

     Accordingly, net income increased to approximately $910,000 in Fiscal 1997 from a loss of $(3,614,000) in Fiscal 1996, which included the 1996 non-cash, non-recurring charge of $4,655,000.

The Year Ended March 31, 1996 as compared to the Year Ended March 31, 1995.

     The Company had net sales of approximately $47,326,000 for Fiscal
1996, as compared with approximately $43,043,000 for the Year Ended March 31, 1995 ("Fiscal 1995"). This increase in sales of approximately 10% was attributable to increased sales of equipment to both new and existing customers in Fiscal 1996, as well as to increased revenues from support services, which the Company began to offer in 1991.

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

     SG&A expenses were approximately $4,070,000 for Fiscal 1996, as compared to approximately $3,276,000 in Fiscal 1995, SG&A expenses as a percentage of net sales increased to 8.60% in Fiscal 1996 from 7.61% in Fiscal 1995. As a whole, SG&A expenses increased by approximately $794,000 in Fiscal 1996. This increase resulted primarily from expenses related to increased sales volume , including increases in sales commissions and salaries of $416,000, and other employee payroll, benefits and payroll taxes of $71,000. The increase was also due to increases in accounting and administrative salaries of $49,000, legal, accounting and other professional fees of $104,000, and insurance of $102,000 .

     The Company recognized a one-time charge against earnings in Fiscal
1996 in the amount of $4,655,000 relating to the compensatory nature of the Preferred Stock. The charge was required to be recognized at such time as the convertibility of the Company's Series A Preferred Stock (the "Preferred Stock") was deemed probable. The Preferred Stock was convertible into Common Stock, on a one for one basis, solely if the Company met certain revenue and earnings thresholds. Such thresholds for convertibility were considered probable in the fourth quarter of Fiscal
1996. In conjunction with this determination, the Company and the holders of such Preferred Stock committed to accelerate the convertibility and fix the amount of compensation expense to be charged to earnings. An independent appraisal as to the equivalent value of the Preferred Stock and the Common Stock concluded that the 1,400,000 shares of Preferred Stock were equivalent to 980,000 shares of Common Stock. Based on the market value of the Company's Common Stock at March 31, 1996, the Company recognized the non-recurring, non-cash charge of $4,655,000 shown on the income statement as "Compensatory stock arrangement". The shareholders of the

Company subsequently approved the arrangement, and the Preferred Stock was exchanged for 980,000 shares of Common Stock in September 1996.

     Based on the above factors, the Company had a net (loss) of approximately ($3,614,000) in Fiscal 1996 as compared to net income of $878,000 in Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company measures its liquidity in a number of ways, including the following:



                                              March 31,
                                    1997          1996        1995
                             (Dollars in thousands, except current ratio data)
                             -------------------------------------------------

Cash and cash equivalents........    2,880        5,285       1,167
Working capital..................   10,386       10,684       4,648
Current ratio....................   2.28:1       3.05:1       2:02:1
Secured notes payable............        5           5           5
Working capital line available...    8,140        8,759       7,373

     During Fiscal 1997, the Company used approximately $437,000 in cash from operating activities. The cash used in operating activities resulted from an increase in accounts receivable of $3,418,000 and an increase in inventory of $96,000, offset by an increase in accounts payable and accrued expenses of $1,886,000 and an increase in income tax payable of $55,000. The Company used approximately $1,993,000 in investing activities for the purchase of property, equipment and software of approximately $682,000 and the acquisition of Data.Com of approximately $1,311,000.

     The Company finances much of its business through "floor-plan " financings, which are alternate credit lines provided by manufacturers or through lines of credit provided by vendors. The financing arrangements have aggregate credit limits of approximately $8,300,000 and allow the Company to borrow for between 30 and 60 days, interest-free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable and liens against all assets of the Company. The
Company also has a $5,000,000 revolving credit facility from a bank, expiring on June 29, 1997, which the Company intends to renew. All of the floor-plan borrowings are subordinated to the Company's bank revolver except asto inventory and equipment, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. At March 31, 1997 and 1996, the Company's total outstanding debt under the floor-plan arrangements was approximately $5,155,000 and $2,536,000, respectively, and the revolver balance was $5,000 at the end of each year.

     The Company's current ratio decreased to 2.28:1 at March 31, 1997 from 3.05:1 at March 31, 1996.

     The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months and thereafter.
There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in unexpected expenditures or cash requirements.

ACQUISITION OF DATA.COM

     On May 6, 1996, a newly formed subsidiary of MTM acquired substantially all of the assets of Data.Com RESULTS, Inc. The net purchase price for the assets was approximately $484,000 in assumed net liabilities, and the issuance of 87,000 shares of Common Stock of the Company.

to the owner of the business sold (valued at approximately $407,000). Data.Com is a data communications, wide area network and local area network consultant and advanced technology solution s provider primarily serving clients located in Connecticut.

     In addition to the above consideration, contingent consideration is payable in the Company's common stock based upon defined future levels of Data.Com's earnings before taxes, depreciation and amortization ("EBTDA") through the fiscal year ended March 31, 1999 ("Fiscal 1999"). The maximum number of shares to be issued are 25,000 and 35,000 in Fiscal 1998 and 1999, respectively . The contingent consideration is not included in the calculation of the acquisition cost. In addition to the above contingent consideration, the Co-President of Data.Com will be issued 5,000 and 10,000 stock options in Fiscal 1998 and 1999, respectively, if Data.Com/s EBTDA is greater than $1.25 million an d $1.35 million for Fiscal 1998 and 1999, respectively. The option price for any option so granted shall be 110% of the fair market value of the Company's common stock as at the first day of the taxable year in which the respective options, if any, are granted. The options shall not vest until the first day of the taxable year following the year of grant, at which time all such options shall vest. All compensation expense will be recognized during the target period, when earnings targets are considered achievable, based on the market value of the Company's common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     N/A.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information appears in Part IV, immediately following Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

    Name                 Age            Position

   Howard Pavony         46           Chairman of the Board

   Steven H. Rothman     48           C.E.O., President and Direct or

   Frank T. Wong         50           Vice President-Finance, Secretary
                                      and Director

   Robert A. Fries       44           Vice President and Director

   Ramon Mota            35           Vice President-Technology
                                      and Director

   Joseph J. Farley*     73           Director

   William Lerner*       63           Director



* Member of the Audit Committee and Compensation Committee.

     Howard Pavony has served as Chairman of the Board since August 1996. He served as the Company's President and a Director from May 1986 to August 1996. He has also served as Vice President of MTM Advanced Technology, Inc. 1997. since 1986. From 1977 until 1986, Mr Pavony was employed by Data Research Associates ("DRA"), a computer hardware and accessories company, rising to the positions of Vice President of Sales and member of the Executive Board of DRA.

     Steven H. Rothman has served as C.E.O. and President since Au gust 1996. He served as the Company's Vice President and a Director from the Company's inception in May 1986 to August 1996. Mr. Rothman was the Company's Secretary from May 1986 to September 1995. He has also served as President o f MTM Advanced Technology, Inc. since 1986. From 1976 until 1986, Mr. Rothman was employed by DRA, rising to the positions of Director of Marketing and member o f the Executive Board.

     Frank Wong has served as the Company's Vice President-Finance since February 1992, as a Director since June 1993 and as Secretary since September 1995. Prior thereto, from 1975 to 1991, he served as Chief Accountant of the Carvel Corporation, a franchise ice cream distributor.

     Robert A. Fries has served as a Vice President and a Director of the Company since May 6, 1996, when he joined the Company as a result of the acquisition of Data.Com. He was President of Data.Com RESULTS, In c. from June 1986 until he joined the Company and now serves as Co-President of Data.Com.

     Ramon Mota has served as a Director of the Company since May 6, 1996. He joined the Company in October 1991, acting as a technical salesperson for the Company and was promoted to Director of Technology in June 1992.
He became Vice President-Technology of the Company in April 1993. He also has be en Co-President of Data.Com since May 1996. Prior thereto, from 1989 until 1991, Mr. Mota served as an engineer with Multitech System, Inc. a modem manufacturing a nd data communications company.

     Joseph J. Farley has served as a Director of the Company since September 1995. From January 1982 to November 1990, Mr. Farley served as a Vice President and Director of Marketing for Helm Resources, Inc. ("Helm"), an American Stock Exchange listed company engaged in providing financial services an d management assistance to small and mid-market companies. Mr. Farley continue s to serve as a director of Helm. Prior thereto, Mr. Farley was employed by IBM for thirty-two years. Mr. Farley held various positions with IBM in engineering, marketing and field engineering.

     William Lerner has served as a Director of the Company since September 1995. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania since 1991. From 1990 to
 1991, Mr.  Lerner was Vice President and general counsel to Hon
Development Company, a California real estate development company.
From 1986 to 1990, Mr . Lerner was a Vice President and general counsel of The Geneva Companies, a California based business valuation and mergers and acquisitions firm specializing in privately owned middle-market companies.
Mr. Lerner previously served as the Director of Compliance with the American Stock Exchange and as a Branch Chief, Enforcement Attorney for the Securities and Exchange Commission. Mr. Lerner serves as a director of Helm; of Seitel, Inc., a New York Stock Exchange listed company engaged in several facets of the oil and gas business; of Rent-Way , Inc., a Nasdaq listed company engaged in the rent-to-own business; and of Co-Counsel, Inc., a Nasdaq listed company that provides part-time or contract lawyers to businesses and corporations on a nationwide basis.

     All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of owner ship and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons , the Company believes that, during the time period from April 1, 1996 to March 31, 1997, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with, except that each of Messrs. Rothman, Pavony, Farley, Lerner and Mota filed one late Form 4 reporting, in each case, one transaction.


ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during Fiscal 1997, Fiscal 1996 and Fiscal 1995 by certain executive officers of the Company. No other executive officers received compensation in excess of $100,000 during such years.


                                                                Long-Term

                                  Annual Compensation(1)        Compensation
                                  ---------------------           Shares
Name and Principal                                              Underlying
Position                    Year      Salary($)     Bonus($)       Options(#)
----------------------     ------    -----------    --------      -----------

Howard Pavony              1997         $185,417    $20,000         50,000
Chairman of the Board      1996         $165,000    $20,000         10,000
                           1995         $165,000    $20,000              0

Steven H. Rothman          1997         $185,417    $20,000         50,000
  President and CEO        1996         $165,000    $20,000         10,000
                           1995         $165,000    $20,000              0


Robert Fries               1997         $103,326    $25,000(2)           0
  Vice President

Ramon Mota                 1997         $100,033   $  9,000          5,000
  Vice-President           1996         $ 95,000   $ 10,500              0
  Technology

-------------------------
     (1) The compensation figures shown do not include the cost to the Company of benefits, including the use of automobiles leased or car allowances paid by the Company, premiums for life and health insurance and any other personal benefits provided by the Company to such persons, which are, in the aggregate, below reportable thresholds.

     (2) $25,000 bonus was accrued pursuant to the Purchase Agreement dated May 6, 1996, although the exact amount of the bonus has not yet been determined or paid.


     OPTION GRANTS IN LAST FISCAL YEAR

     The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended March 31, 1997, exercise information and potential realizable value.


                           Individual Grants                              Potential Realizable
                    Number of     Percent of                              Value at Assumed
                   Securities     Total Options                            Annual Rates of Stock
                   Underlying     Granted to                               Price Appreciation
                     Options      Employees in   Exercise    Expiration        for Option Term
Name                Granted(#)    Fiscal Year    Price($/sh)    Date           5 %($)  10%($)
---------------   -------------   -----------   -----------   ----------    -------------------
Steven H. Rothman    50,000        31.3%         $4.43         8/31/2001          $0    $30,000

Howard Pavony        50,000        31.3%         $4.43         8/31/2001          $0    $30,000

Robert Fries            -             -           -               -                $0   $0

Ramon Mota            5,000         3.1%         $2.50         11/30/2001       $7,450  $12,650



   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

      The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended March 31, 1997.

                                                                        Value of
                                                    Number of           Unexercised
                                                    Unexercised        In-The-Money
                        Shares                         Options           Options
                        Acquired                   at FY-End(#)         at FY-End($)
Name                    on Exer-    Value           Exercisable /        Exercisable\
                        cise (#)    Realized        Unexercisable      Unexercisable
----------             --------- ----------       ---------------       --------------
Steven H. Rothman         -0-       -0-              70,000/40,000     $0/$0
Howard Pavony             -0-       -0-              70,000/40,000     $0/$0
Robert Fries              -0-       -0-                  0/0           $0/$0
Ramon Mota                -0-       -0-              18,750/6,250      $28,200/$3,150

   DIRECTOR FEES

   The Company's independent directors receive an annual fee of $9,000 payable in quarterly installments in advance. In addition, each independent director receives $1,500 for attendance in person at each Board meeting and $250 for participating in each telephonic board meeting held. Each independent director also received ten-year options to purchase 2,500 shares of Common Stock, exercisable, beginning August 20, 1996, at $4.0625 per share. See /Stock Option Plans" below, for the terms of stock options granted to the Company's directors. Members of the Audit Committee and Compensation Committee are appointed annually and serve at the discretion of the Board of Directors. Each member of each Committee will receive $1,000 for each meeting attended in excess of five meetings of such committee per year.

    Management directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Certain of the Company's directors have received stock options from the Company. See "Stock Option Plans" below.

EMPLOYMENT AGREEMENTS

   On September 1, 1996, Steven H. Rothman and Howard Pavony, respectively the Chief Executive Officer and Chairman of the Board of Directors of the Company, each entered into a five year employment agreement with the Company on the following terms. Each agreement renews annually after the term un less either party elects to terminate. Salary for the fiscal year ending Marc h 31, 1997 was at the rate of $200,000. Under each agreement, the executive receives annual increases in salary equal to the greater of (i) the percentage increase in the Consumer Price Index; and (ii) $10,000.
Each executive is entitle d to participate in the Company/s stock option plans and the Company's Incentive Bonus Program, the amounts of such incentive compensation being determined by the Compensation Committee of the Board of Directors. Further, the Company will maintain a $1,000,000 life insurance policy on each executive's life, payable to the beneficiaries named by him, and maintain disability insurance for the benefit of each executive which will pay $150,000 per annum to him in the event of his permanent disability. In the event that there is a change in control of the Company, the executive will be entitled, upon such change of control, to terminate his employment and receive 2.9 times his annual salary a s then in effect.

   On April 1, 1996, the Company and Mr. Mota entered into a three -year employment agreement providing for a base salary of $98,000 in the first year, $105,000 in the second year and $115,000 in the third year; a bonus depending upon the earnings generated by the Advanced Technology Group; grants of five-year options to purchase up to 5,000 shares of Common Stock in each of the first two years of the term; and a $300 to $400/month car allowance. The Company further agreed to use its best efforts to designate Mr. Mota as a member of the Board of Directors during the initial term of the agreement.

   Simultaneously with the acquisition of Data.Com, on May 6, 1996 , the Company and Mr. Fries entered into a three-year employment agreement providing for a base salary of $140,000; a bonus of 6% of earnings of Data.Com, but in no event more than $60,000 with respect to a fiscal year; grants of up to a total of 20,000 incentive stock options over the three years, subject to defined future level of Data.Com's EBTDA; and a $400/month car allowance. The Company further agreed to use its best efforts to designate Mr. Fries as a member of the Board of Directors during the initial term of the agreement.

STOCK OPTION PLANS

   The Company has established a 1993 Stock Option Plan (the "1993 Plan") and a 1996 Stock Option Plan (the "1996 Plan").

   Pursuant to the 1993 Plan, as of the date hereof, the Company h as granted an aggregate of 247,500 stock options. Of these, 202,500 are currently exercisable, and 27,500 have been exercised to date. 17,500 options have been canceled to date and are available for regrant under the 1993 Plan. An aggregate of 145,000 options have been granted to date under the 1996 Plan. Of these, 25,000 are exercisable and 120,000 are unexercisable. No options have been exercised under the 1996 Plan, to date. Messrs. Pavony and Rothman each hold five -year incentive stock options to purchase up to 50,000 shares of Common Stock at $ 3.375 per share, 10,000 shares of the Common Stock at $6.125 per share and a n additional 50,000 shares of Common Stock at $4.43 per share. Mr. Mota holds incentive stock options to purchase up to 15,000 shares of Common Stock at $1.25 per share, 5,000 shares of Common Stock at $3.375 per share and an additional 5,000 shares of Common Stock at $2.50 per share. Mr. Wong holds incentive stock options to purchase 5,000 shares of Common
Stock at $3.375 per share and 10,0 00 shares of Common Stock at $5.125 per share. Messrs Farley and Lerner each hold options to purchase up to 2,500 shares of Common Stock at $7.00 per share and an additional 2,500 shares of Common Stock at $4.0625 per share.

   SUMMARY OF THE PLANS

   Both the 1993 Plan and the 1996 Plan (each, a "Plan"), provide for the grant of options to qualified employees (including officers and director s) of the Company, and its subsidiaries, independent contractors, consultant s and certain other individuals to purchase shares of Common Stock. Each Plan must be administered by the Board of Directors or a committee of at least two disinterested members of the Board of Directors (the "Compensation Committee"). The Board or the Compensation Committee has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the respective Plan. The than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the outstanding Common Stock). Options may not be exercised more than 10 years after the date of grant. An option may be exercised by tendering payment of the purchase price to the Company or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of Common Stock having a fair market value equal to the exercise price or through a cashless exercise involving the cancellation of a portion of the shares underlying the options ("Option Shares") having a fair market value equal to the exercise price of the Option Shares issued. Options granted under a Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Option Shares that are canceled or terminated may later be re-granted. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

   The 1993 Plan provides for the grant of options to purchase up to an
aggregate of 250,000 Option Shares.   Options granted under the 1993 Plan
may or may not be "incentive stock options" as defined in Section 422 of the Code ("ISOs"), and non-qualified stock options ("NQSOs") may be granted in tandem with Stock Appreciation Rights ("SARs") or Stock Depreciation Rights, depending upon the terms established by the Board or the Compensation Committee at the time of grant.

   The 1996 Plan provides for the grant of options to purchase up to an
aggregate of 350,000 Option Shares.   Options granted under the 1996 Plan
may be ISOs or NQSOs and may be granted in tandem with SARs, depending upon the terms established by the Board or the Compensation Committee at the time of grant.

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   There are no compensation committee (or Board of Directors) interlock relationships with respect to the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANA GEMENT

   The following table sets forth, as of the date hereof, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such te rm is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Shares and Preferred Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Shares and Preferred Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group.

                         Amount and Nature
                       of Beneficial Ownership     Percent of Class (1 )
Name and Address                 Common            Common
of Beneficial Owner              Shares            Shares

Steven H. Rothman(2)         1,148,625(3)(4)        24.5%

Howard Pavony(2)             1,147,500(3)(5)        25.4%

Frank T. Wong(2)               14,805(3)(6)         *

Robert A. Fries
71 Peria Drive
Rocky Hill, CT  06061          87,000               2.0%

Ramon Mota(2)                  18,815(3)            *

Joseph J. Farley
78 Sawmill Road
Stamford, CT 06903              5,000(3)            *

William Lerner
423 East Beau Street
Washington, PA  15301           5,000(3)            *

All Directors and
executive officers
as a group (7 persons)       2,426,745(3)(4)(5)(6)  53.2%

*Represents less than 1%.

(1) Based on 4,450,374 shares of Common Stock issued and outstanding as of the date of this Report.

(2) The address of this person is c/o the Company, 614 Corporate Way, Valley Cottage, New York 10989.

(3) Includes options held by Steven Rothman and Howard Pavony each to purchase 70,000 shares of Common Stock, options to purchase 13,750 shares held by Frank Wong, to purchase 18,750 shares held by Ramon Mota and to purchase 5,000 shares held by each of Messrs. Farley and Lerner which are currently exercisable. Does not include options held by each of Messrs. Pavony and Rothman to purchase 40,000 shares, by Mr. Wong to purchase 1,250 Common Shares and by Mr. Mota to purchase 6,250 shares which are not currently exercisable.

(4) Includes 1,125 shares held by the wife of Mr. Rothman. Also includes an aggregate of 169,139 shares of Common Stock held in trust for Mr. Rothman/s three children. Mr. Rothman disclaims beneficial ownership of all of such shares.

(5) Includes an aggregate of 164,044 shares held in trust for Mr. Pavony's two children. Mr. Pavony disclaims beneficial ownership of all of such shares.

(6) Includes 1,000 shares held by the wife of Mr. Wong.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On June 24, 1996, the Company entered into a Conversion Agreement with each of Messrs. Pavony and Rothman, pursuant to which, after the receipt of the consent of the stockholders of the Company in August 1996, such officers and certain trusts for the benefit of their children exchanged with the Company 1,400,000 shares of Series A Preferred Stock for 980,000 shares of Common Stock. An independent appraiser had concluded that the value of the Preferred Stock and Common Stock exchanged was approximately equivalent.

    The Company believes that the terms for the foregoing transaction are on terms no less favorable than could be obtained from unrelated third parties.

                             PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

    (a)(1) Financial Statements.

        Independent Auditors/ Report                            F-1

        Consolidated Balance Sheets at March 31, 1997 and 1996  F-2

        Consolidated Statements of Income for
          the years ended March 31, 1997, 1996 and 1995         F-3

        Consolidated Statements of Changes in Shareholders/
          Equity for the years ended March 31, 1997, 1996
          and 1995                                              F-4

        Consolidated Statements of Cash Flows for the
          the years ended March 31, 1997, 1996 and 1995         F-5

        Notes to Consolidated Financial Statements              F-6

(2) Financial Statement Schedules

          Financial Statement Schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the Consolidated Financial Statements or the notes thereto.

     (3) Exhibits

     2.1 Asset Purchase Agreement, dated as of May 1, 1996, by and among Data.Com, Mr. Fries, the Company and the Company's wholly-owned subsidiary.(4)

     3.1       Certificate of Incorporation of the Company, as amended.(1)

     3.2       Certificate of Amendment filed September 10, 1996.  (6)

     3.3       By-Laws of the Company.(1)

     10.1      Revised 1993 Employee Stock Option Plan.(1)

     10.2 Independent Computer Dealer Agreement between the Company and MicroAge Computer Centers, Inc. dated February 23, 1993.(1)

     10.3 Revolving Credit Line Agreement between The Bank of New York and the Company.(1)

     10.4 Modification and Extension Agreement dated November 12, 1992 between the Bank of New York and the Company.(1)

     10.5 Remarketer/Integrator Agreement between Dell Marketing L.P. and Company, as amended.(1)

     10.6      Dealer Addendum, as amended, to IBM Agreement for
               Authorized Dealers and Industry Remarketers.(1)

     10.7 Master Purchase Agreement between Paine Webber Incorporated and the Company.(1)

     10.8 Agreement for Wholesale Financing between Deutsche Financial Service (f/k/a/ ITT Commercial Finance Corp.) and t he Company.(1)

     10.9 September 13, 1993 amendment to Paine Webber Incorporated agreement.(1)

     10.10 Extension Agreement between the Bank of New York and the Company dated March 3, 1994.(2)

     10.11     Amendment to Revolving Loan Agreement between the
               Company and the Bank of New York, dated March 28, 1995.(3)

     10.12 Pledge and Escrow Agreement dated as of May 6, 1996 among the Company, Data.Com and Mr. Fries.(4)

     10.13 Employment Agreement dated as of May 6, 1996 between the Company and Mr. Fries.(4)

     10.14 Employment Agreement dated April 1, 1996 between the Company and Mr. Mota.

     10.15 Form of Employment Agreement between the Company and Steven H. Rothman, dated September 1, 1996.

     10.16 Form of Employment Agreement between the Company and Howard Pavony, dated September 1, 1996.

     11.1      Statement Re: Computation of Per Share Earnings.

     21.1      Subsidiaries of the Company.(5)

     27.1      Financial Data Schedule.


1. Incorporated by reference from the Company's Registration Statement on Form SB-2 for October 26, 1993 (No. 33-62932-NY).

2. Incorporated by reference from the Company's Annual Report on Form 10- KSB for the fiscal year ended March 31, 1994.

3. Incorporated by reference from the Company's Current Report o n Form 8-K dated March 28, 1995.

4. Incorporated by reference from the Company's Current Report o n Form 8-K dated May 6, 1996.

5. Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

6. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the last quarter of Fiscal 1997.

                    Report of Independent Auditors


Board of Directors and Shareholders
Micros-To-Mainframes, Inc.


We have audited the accompanying consolidated balance sheets of Micros-To-Mainframes, Inc. as of March 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micros-To-Mainframes, Inc. at March 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young LLP


Stamford, Connecticut
May 15, 1997
                                     F-1

                      Micros-To-Mainframes, Inc.
                      Consolidated Balance Sheets

                                                          March 31,
                                                        1997       1996
                                                   ------------------------
Assets
Current assets:
 Cash and cash equivalents                        $  2,879,578   $ 5,284,587
 Accounts receivable - trade, less
   allowance of $41,000                             13,707,458     8,844,204
 Inventory                                           1,458,467     1,331,000
 Prepaid expenses and other current assets             410,817       412,460
 Deferred income taxes                                  15,000        20,000
                                                   -------------------------
Total current assets                                18,471,320    15,892,251
Property and equipment:
 Leasehold improvements                                 97,426        24,363
 Furniture, fixtures and other equipment             1,510,044       641,385
 Transportation equipment                               45,796        39,275
                                                   -------------------------
                                                     1,653,266       705,023
 Less accumulated depreciation and amortization        626,940       457,884
                                                   -------------------------
                                                     1,026,326       247,139

Goodwill, net of accumulated amortization of $54,450   836,550           -
Other assets                                            94,294        69,162
                                                   -------------------------
Total assets                                       $20,428,490   $16,208,552
                                                   =========================

Liabilities and shareholders' equity
Current liabilities:
 Secured notes payable                            $      5,000   $     5,000
 Accounts payable and accrued expenses               7,905,693     5,083,969
 Income taxes payable                                  174,553       119,140
                                                   -------------------------
Total current liabilities                            8,085,246     5,208,109

Shareholders' equity:
 Preferred stock, $.001 par value; 2,000,000 shares
  authorized and none issued at March 31, 1997;
  1,400,000 shares authorized and issued at
  March 31, 1996; liquidation preference,
  $140,000 at March 31, 1996                             -             1,400
 Common stock, $.001 par value; 10,000,000 shares
   authorized; 4,450,374 and 3,363,374 shares issued
   and outstanding at March 31, 1997 and 1996             4,450        3,363
 Additional paid-in capital                          12,807,900   12,374,774
 Retained deficit                                      (469,106)  (1,379,094)
                                                    -------------------------
Total shareholders' equity                           12,343,244   11,000,443
                                                    -------------------------
Total liabilities and shareholders' equity          $20,428,490  $16,208,552
                                                   ==========================

See accompanying notes.

                      Micros-To-Mainframes, Inc.

                   Consolidated Statements of Income


                                            Year ended March 31,
                                         1997        1996        1995
                                   --------------------------------------
Net revenues:
Products                            $51,646,003  $42,789,681 $40,752,849
Services                              6,416,470    4,536,656   2,290,422
                                   --------------------------------------
                                     58,062,473   47,326,337  43,043,271
Costs and expenses:
 Cost of products sold               47,548,895   40,452,206  37,530,399
 Technical personnel salaries         2,419,527    1,108,941     777,619
 Selling, general and
   administrative
   expenses                           6,698,265    4,070,111   3,276,358
 Compensatory stock arrangement           -        4,655,000        -
 Interest expense                         6,136       13,325     39,570
                                    ------------------------------------
                                     56,672,823  50,299,583  41,623,946

Other income                            140,788      66,179      94,275
                                    ------------------------------------
Income (loss) from operations         1,530,438  (2,907,067)  1,513,600
before income taxes

Provision for income taxes              620,450     707,000     635,200
                                    ------------------------------------
Net income (loss)                   $   909,988 $(3,614,067) $  878,400
                                    ====================================


Net income (loss) per common share:
   Primary                          $       .21  $    (1.10) $      .40
                                    =====================================
   Fully-diluted                                             $     (.22)
                                    =====================================

Weighted average number of common
and common equivalent shares used in
calculation:

   Primary                                4,436,059   3,251,042 2,193,991
                                      ====================================
   Fully-diluted                                                3,182,508
                                      ====================================


See accompanying notes.

                                           Micros-To-Mainframes, Inc.

                                       Consolidated Statements of Changes in
                                               Shareholders' Equity


                                 Preferred Stock     Common Stock
                                ----------------    --------------                        Retained
                                Number of             Number of           Additional      Earnings/
                                 Shares    Amount     Shares   Amount    Paid-In Capital  (Deficit)          Total
                               --------------------------------------------------------------------------------------

Balance at March 31, 1994       1,400,000 $ 1,400  2,175,810   $2,176     $ 2,624,687     $ 1,356,573   $ 3,984,836


Issuance of common
stock as compensation                                  1,600        2           2,798                          2,800
Net income                                                                                    878,400        878,400
                               --------------------------------------------------------------------------------------
Balance at March 31, 1995        1,400,000  1,400  2,177,410    2,178       2,627,485        2,234,973     4,866,036


Issuance of common stock:
  Employee options exercised                           7,500        7          14,680                         14,687
  Underwriter Representative
   Warrants exercised                                100,000      100         438,650                        438,750
  Warrants exercised and redeemed
   less offering expenses of
   $78,076                                         1,078,464    1,078       4,638,959                      4,640,037
Compensatory stock                                                          4,655,000                      4,655,000
Net loss                                                                                    (3,614,067)
                                ------------------------------------------------------------------------------------
Balance at March 31, 1996        1,400,000  1,400  3,363,374    3,363      12,374,774       (1,379,094)   11,000,443
1996

Conversion of preferred stock   (1,400,000)(1,400)   980,000      980             420                             -
Issuance of common stock:
   Employee options execised                          20,000       20          24,980                         25,000
Acquisition of subsidary                              87,000       87         407,726                        407,813
Net income                                                                                      909,988      909,988
                               -------------------------------------------------------------------------------------
Balance at March 31, 1997            -     $  -    4,450,374   $4,450     $12,807,900       $  (469,106) $12,343,244
                               =====================================================================================


See accompanying notes.
                                                       F-4

                             Micros-To-Mainframes, Inc.

                        Consolidated Statements of Cash Flows


                                                        Year ended March 31,
                                              1997         1996             1995
                                            ------------------------------------------
Operating activities

Net income (loss)                              $ 909,988    $(3,614,067)   $  878,400
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Gain on sale of franchise rights                -              -           (94,275)
   Depreciation and amortization                 223,506          90,269       96,290
   Compensatory stock arrangement                  -           4,655,000          -
   Other non-cash charges (credits)                5,000         (14,000)      10,800
Changes in operating assets and liabilities,
   net of effects of acquisition:
     Accounts receivable                      (3,418,345)     (2,121,743)   (1,864,712)
     Inventory                                   (96,068)       (278,951)       71,164
     Prepaid expenses and other current assets     22,609       (158,679)      (68,339)
     Other assets                                 (25,132)       (38,883)      (15,829)
     Accounts payable and accrued expenses      1,886,072        801,777     1,442,544
     Income taxes payable                          55,413       (147,314)      110,731
                                             ------------------------------------------
Net cash provided by (used in) operating
    activities                                   (436,957)      (826,591)      566,774

Investing activities
Sale of franchise rights, net of expenses           -                -         103,059
Purchase of property and equipment               (682,034)      (149,304)      (93,465)
Purchase of subsidiary, net of cash acquired   (1,311,018)          -              -
                                               -----------------------------------------
Net cash provided by (used in)
  Investing activities                         (1,993,052)      (149,304)        9,594

Net proceeds from issuance of common stock         25,000       5,093,474           -
Payments on secured notes payable                    -                -     (1,500,692)
                                               ----------------------------------------
Net cash provided by (used in)
  financing activities                             25,000       5,093,474   (1,500,692)
                                               ----------------------------------------
Increase (decrease) in cash                    (2,405,009)      4,117,579     (924,324)

Cash and cash equivalents at beginning of year  5,284,587       1,167,008    2,091,332
                                               ---------------------------------------
Cash and cash equivalents at end of year       $2,879,578      $5,284,587   $1,167,008
                                               =======================================


See accompanying notes.

                      Micros-To-Mainframes, Inc.

              Notes to Consolidated Financial Statements



1. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Micros-To-Mainframes, Inc. and its wholly-owned subsidiaries, Data.Com RESULTS, Inc., "Data.Com" (see Note 7) and MTM Advanced Technology, Inc. (see Note 6), hereafter, collectively referred to as the "Company". Significant intercompany accounts and transactions have been eliminated. The Company is an authorized direct dealer and value-added computer reseller providing hardware, software, consulting and integration services to customers primarily located in the tri-state New York metropolitan area.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit, commercial paper and money market funds holding similar investments. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are stated at cost which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Inventories

Inventories, comprised principally of computer hardware and software, are stated at the lower-of-cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the following useful lives:

  Furniture, fixtures and other equipment        3-7
  Transportation equipment                         5

Leasehold improvements are depreciated over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to operations as incurred.

The Company incurred approximately $169,000, $90,000 and $90,000 in depreciation expense for the years ended March 31, 1997, 1996 and 1995, respectively.

Goodwill

Goodwill of $891,000 relates to the purchase of Data.Com in May 1996 (see Note 7). The goodwill is being amortized using the straight-line method over 15 years.
                                   F-5

                      Micros-To-Mainframes, Inc.

1. Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are provided, using the liability method, for temporary differences between financial and tax reporting, which arise principally from the deductions related to the allowances for doubtful accounts, basis of inventory and differences arising from book versus tax depreciation methods.

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

Stock Based Compensation

The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and intends to continue to do so.

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

Fully  diluted earnings per share assumes, in addition to  the  above,
(i) that the Company's convertible preferred shares were converted to common shares for all periods, (ii) that earnings were adjusted to reflect the necessary earnings requirements for convertibility of the preferred shares, and (iii) that the charge to income for the compensatory element of the convertible preferred stock was recognized for each period in the two year period ended March 31, 1996 based on the current market price at the end of each period.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. The statement which will be adopted by the Company in the third quarter of the year ending March 31, 1998 and will simplify the calculation of earnings per share. The adoption of Statement 128 will have a minimal effect on the Company's results of operations.

                      Micros-To-Mainframes, Inc.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

The Company's customers are primarily mid to large size corporations in diversified industries located in the New York tri-state area. Receivables from two major customers at March 31, 1997 approximated 18% and 13%, respectively, of the Company's trade receivables. Receivables from two major customers at March 31, 1996 approximated 22% and 10%, respectively, of the Company's trade receivables. Two customers each accounted for approximately 13% of the Company's revenue for fiscal 1997, 18% and 16%, respectively, of the Company's revenue for fiscal 1996 and 29% and 11%, respectively, of the Company's revenue for fiscal 1995. The loss of either principal customer would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

2. Credit Facilities

The Company has entered into several financing agreements for the purchase of inventory. Lines of credit under these agreements aggregate approximately $8,300,000 (approximately $3,145,000 unused) at March 31, 1997 and $6,300,000 (approximately $3,764,000 unused) at March 31, 1996, respectively, and generally provide for thirty day repayment terms. These agreements are secured by the related inventory and/or accounts receivable and liens against all assets of the Company. In addition, one of these agreements provides for minimum amounts of tangible net worth and specified financial ratios. All such borrowings are subordinated to the bank financing, except as to inventory and equipment, pursuant to an intercreditor agreement (see below).

A revolving credit facility renewed in August 1994, amended in March 1995 and expiring June 29, 1997 allows the Company to borrow up to $5,000,000 with an interest rate of either (1) the bank's Alternate Base Rate (ABR); or (2) the Eurodollar rate plus 2%, depending on certain factors as stipulated in the agreement. At March 31, 1997 and 1996, the Company had $5,000 outstanding under this facility with interest payable at the bank's ABR of 8.50%, and 8.25%, respectively.

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

Interest   paid   during  fiscal  1997,  1996  and   1995   aggregated
approximately $6,000, $1,000 and $40,000, respectively.

                      Micros-To-Mainframes, Inc.

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

Preferred Shares

The 1,400,000 convertible preferred shares were convertible into common stock (1 to 1) at the option of the holders, solely if the Company's net sales in any four consecutive fiscal quarters aggregates $50 million or more and its net income amounts to $1,500,000 or more, or such proportionately higher amount of net income (3% of net sales) on net sales in excess of $50 million.

In the fourth quarter of fiscal 1996, the thresholds for convertibility were considered probable. In conjunction with this determination, the Company and the holders of the preferred shares committed to accelerate the convertibility and fix the amount of compensation expense to be charged to earnings. The Board of Directors and the preferred shareholders agreed subject to the receipt of necessary stockholders' consent and an independent appraisal as to the equivalent value of the preferred stock and the common stock, to the conversion of the preferred shares into common shares. The appraisal concluded that the 1,400,000 preferred shares were equivalent to 980,000 common shares. The conversion was consummated upon stockholder approval at the August 20, 1996 meeting of Company stockholders. Based on the market value of the Company's common stock at March 31, 1996, the Company recognized a non-recurring, non-cash charge of $4,655,000.

In addition, at the Annual Meeting of Shareholders on August 20, 1996, the Company amended its Certificate of Incorporation, eliminating the old Series A Preferred Stock and authorizing a new class of 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of March 31, 1997, no preferred shares are issued and outstanding.

Employee Stock Option Plan

The 1993 Employee Stock Option Plan (the 1993 Plan) was adopted by the Company in May 1993 and the 1996 Stock Option Plan (the 1996 Plan) was approved by the shareholders of the Company on August 20, 1996. The Plans provide for granting of options, including incentive stock options, non-qualified stock options and stock appreciation rights to qualified employees (including officers and directors) of the Company, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000 and 350,000 shares of common stock in the 1993 Plan and 1996 Plan, respectively. The exercise price of options generally, may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than ten years after the date of grant. Options granted under the Plans become exercisable in accordance with different vesting schedules depending on the duration of the options.

                      Micros-To-Mainframes, Inc.

Information regarding the Company's stock option plans is summarized below:

                                      1993 Plan             1996 Plan
                                 ----------------------------------------------------
                                   Number     Option        Number        Option
                                     of      Exercise         of         Exercise
                                  Options    Price Per     Options       Price Per
                                             Share                         Share
                                  ---------------------------------------------------
Outstanding at March 31, 1994     200,000    $1.25 -3.375

Terminated and canceled            (5,000)   $3.375
                                 ---------
Outstanding at March 31, 1995     195,000    $1.25 -$3.375

Terminated and canceled            (2,500)   $3.375
Options issued during the year     40,000    $5.125 -$7.00
Options exercised during the year  (7,500)   $1.25 -$3.375
                                  --------
Outstanding at  March 31, 1996    225,000    $1.25 -$7.00


Options during the year            15,000    $3.94 -$4.06       145,000    $2.50 -$4.43
Options exercised during the year (20,000)   $1.25                  -
                                 ---------                      -------
Outstanding at  March 31, 1997    220,000    $1.25 -$7.00       145,000    $2.50 -$4.43


The weighted-average exercise price of the total options outstanding at March 31, 1997 is $3.63 and the weight-average contractual life is
8.2 years.

The weighted-average fair value of options granted during fiscal 1997 and 1996 is $3.41 and $4.91, respectively.

There were 202,500 and 175,000 options exercisable at March 31, 1997 and 1996, under the 1993 Plan and 25,000 options exercisable at March 31, 1997 under the 1996 Plan.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rates of 6.5% and 6.0%; no dividend yield; a volatility factor of the expected market price of the
Company's  Common Stock of 0.78 and 0.91 and an expected life  of  8.5 and 8.1 years.
                                  F-10

                      Micros-To-Mainframes, Inc.

3. Shareholders' Equity (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information are as follows:

                                                  Year ended March 31,
                                                    1997      1996
                                                  ----------------------
Pro forma net income (loss)                       $883,825  $(3,702,449)
                                                  ======================
Pro forma earnings (loss) per share - primary      $ .20        $(1.14)
                                                  ======================
In accordance with the provisions of Statement 123, the pro forma disclosures include only the effect of stock options granted in fiscal years beginning after December 15, 1994. The application of the pro forma disclosures presented above are not representative of the effects of Statement 123 may have on net earnings and earnings per share in future years due to the timing of stock option grants and considering that options vest over several years.

4. Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for income taxes consists of the following:

                                          Year ended March 31,
                                         1997      1996     1995
                                       ---------------------------
    Federal:
     Current                           $463,450  $568,300 $476,800
     Deferred                             5,000   (14,000)   8,000
                                       ---------------------------
                                        468,450   554,300  484,800
    State:
     Current                            152,000   152,700  150,400
                                       ---------------------------
                                       $620,450  $707,000 $635,200
                                       ===========================

                      Micros-To-Mainframes, Inc.

The reconciliations of income tax computed at the federal statutory tax rates to actual income tax expense are as follows:

                                                 Year ended March 31,
                                              1997       1996       1995
                                             -----------------------------
    Tax expense (benefit) at statutory rates
     applied to pretax earnings             $520,000  $(988,000)   $515,000
    Compensatory stock arrangement
      without tax benefit                        -     1,583,000      -
    State income taxes, net of federal
     benefit                                 100,000     101,000     99,000
    Other                                        450      11,000     21,200
                                           ---------------------------------
                                            $620,450     $707,00    $635,20
                                           =================================

As of March 31, 1997, gross deferred tax assets totaled $47,000 and gross deferred tax liabilities totaled $32,000.

Income taxes paid during fiscal 1997, 1996 and 1995 aggregated approximately $560,000, $871,000 and $521,000, respectively.

5. Commitments and Contingencies

Leases

The Company leases three locations for its administrative and operational functions under operating leases through July 1999. In addition, the Company leases five cars for the use of certain employees, including its officers, as well as office equipment.

Future minimum annual lease payments under operating leases are as follows:

       Twelve months ending:
          March 31, 1998                     $432,000
          March 31, 1999                      120,000
          March 31, 2000                       29,000
                                             ---------
                                             $581,000
                                             =========
Rental expense for operating leases approximated $460,000, $210,000 and $130,000, respectively, for fiscal 1997, 1996 and 1995.

Employee Savings Plan

In the current year, the Company established an employee savings plan. This plan is currently being reviewed by the Internal Revenue Service for qualification under Section 401(k) of the Internal Revenue Code. Under the plan, all eligible and participating employees may defer up to 15% of their pre-tax compensation, but not more than $9,500 per calendar year. The Company matches 10% of six percent of the employees contribution. The Company contributed approximately $12,000 to the plan in fiscal 1997.
                                  F-12

                      Micros-To-Mainframes, Inc.

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

7. Acquisition of Data.Com RESULTS, Inc.

On May 6, 1996, a subsidiary of the Company, acquired substantially all of the assets of Data.Com, in exchange for issuance of 87,000 shares of common stock of the company (valued at approximately $407,000), and the assumption of certain of Data.Com's payables (primarily trade). Data.Com is a data communication, wide area network
(WAN) and local area network (LAN) consultant and advanced technology solutions provider primarily serving clients located in Connecticut.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $891,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

In addition to the above consideration, contingent consideration is payable in the Company's common stock based upon defined future levels of Data.Com's earnings before taxes, depreciation, and amortization ("EBDTA") through Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000, and 35,000 in Fiscal 1997, 1998, and 1999,
respectively. The contingent consideration is not included in the calculation of the acquisition cost. No shares were issued in Fiscal 1997. Compensation expense will be recognized during the target period; when such targets are considered achievable, based on the market value of the Company's common stock.

In addition to the above contingent consideration, the president of Data.Com will be issued 5,000 and 10,000 stock options in Fiscal 1998 and 1999, respectively, if Data.Com's EBTDA is greater than $1.25 million and $1.35 million for 1998 and 1999, respectively. The option price for any option so granted shall be 110% of the fair market value of the Company's common stock as at the first day of the taxable year in which the respective options, if any, are granted. The options shall not vest until the first day of the taxable year following the year of grant, at which time all such options shall vest. Compensation expense will be recognized during the target period; when such targets are considered achievable, based on the market value of the Company's common stock.

The following summarized pro forma results of operations for the years ended March 31, 1997 and 1996 and have been prepared assuming the acquisition occurred at the beginning of the respective periods.

                                           1997        1996
                                      --------------------------
Net Sales                              $58,907,524   $52,518,181
Net Income (loss)                          957,704    (3,775,433)
Earnings (loss) per share-primary              .22         (1.13)

                      Micros-To-Mainframes, Inc.

8. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 1997, 1996 and 1995.

                                June 30   September 30  December 31   March 31
                              ------------------------------------------------
                                      (In Thousands, except per-share data)

Fiscal 1997

Net revenues                    $13,311     $13,450     $13,679       $17,622
Cost of products sold            10,999      11,245      11,024        14,289d
Technical personnel salaries        427         539         655           798
Net income (loss)                   256          79         171           404
Net income (loss) per
  common share:
  Primary                           .06         .02         .04          .09


Fiscal 1996

Net revenues                    $10,934     $11,187      $13,414     $11,791
Cost of products sold             9,274       9,694       11,552       9,869
Technical personnel salaries        239         281          281         371
Net income (loss)                   247         155          337      (4,353)
Net income (loss) per
  common share:
  Primary                           .11         .06          .12        (.99)
  Fully-diluted                    (.86)      (1.39)        (.90)

Fiscal 1995

Net revenues                   $  8,590     $  9,596     $13,630      $11,227
Cost of products sold             7,462        8,354      12,270        9,444
Technical personnel salaries        170          195         207          206
Other income-sale of
 franchise rights                                                          94
Net income                          109          122         177          470
Net income (loss) per
   common share:
  Primary                           .05          .06         .08          .21
  Fully-diluted                    (.22)        (.05)                    (.64)

The results for the fourth quarter 1996, include a charge of $4,655,000 relating to the conversion of the Company's preferred shares (see Note 3). Earnings per common share calculations for each of the quarters were based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.
                                  F-14

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report t o be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 1997

                                     MICROS-TO-MAINFRAMES, INC.

                                     By:  /s/ Steven H. Rothman
                                         Steven H. Rothman
                                         CEO and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Howard Pavony            Chairman of the Board        June 6, 1997
---------------------
Howard Pavony


/s/ Steven H. Rothman        President,                   June 6, 1997
---------------------        Principal Executive
Steven H. Rothman            Officer and Director



/s/ Frank T. Wong             Vice President-Finance       June 6, 1997
----------------------       (Principal Financial and
Frank T. Wong                Accounting Officer),
                             Secretary and Director


/s/ Robert A. Fries          Vice President               June 6, 1997
---------------------        and Director
Robert A. Fries


/s/ Ramon Mota               Vice President-Technology    June 6, 1997
--------------------         and Director
Ramon Mota


                             Director                     June 6, 1997
--------------------
Joseph J. Farley


/s/ William Lerner           Director                     June 6, 1997
--------------------
William Lerner

                           EXHIBIT INDEX

Exhibit No.     Description

    10.14 Employment Agreement dated April 1, 1996 between the Company and Mr. Mota.

    10.15 Form of Employment Agreement between the Company and Steven H. Rothman, dated September 1, 1996.

    10.16 Form of Employment Agreement between the Company and Howard Pavony, dated September 1, 1996.

    11.1    Statement Re: Computation of Per Share Earnings.

    27.1    Financial Data Schedule.