Form 10-K/A
period 1997-03-31
MICROS TO MAINFRAMES INC
filed 1997-06-13
CIK 906282

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

     DIAGNOSTICS

     The Company will ship one of its trouble-shooting tools (e.g., HP Advisor, Novell (r) LANalyzer or Network Analyzer) to a client to allow dial in access for trouble-shooting network hardware and software related problems. By displaying and capturing network traffic, the Company's experienced systems engineers can analyze and determine the network problem. In addition, through a remote dial-in system, the Company's systems engineers can access a client's network problems.

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

_____________________


(1) Reflects a non-cash, non-recurring charge. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   DIRECTOR FEES

   The Company's independent directors receive an annual fee of $9,000 payable in quarterly installments in advance. In addition, each independent director receives $1,500 for attendance in person at each Board meeting and $250 for participating in each telephonic board meeting held. Each independent director also received ten-year options to purchase 2,500 shares of Common Stock, exercisable, beginning August 20, 1996, at $4.0625 per share. See "Stock Option Plans" below, for the terms of stock options granted to the Company's directors. Members of the Audit Committee and Compensation Committee are appointed annually and serve at the discretion of the Board of Directors. Each member of each Committee will receive $1,000 for each meeting attended in excess of five meetings of such committee per year.

    Management directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Certain of the Company's directors have received stock options from the Company. See "Stock Option Plans" below.

EMPLOYMENT AGREEMENTS

   On September 1, 1996, Steven H. Rothman and Howard Pavony, respectively the Chief Executive Officer and Chairman of the Board of Directors of the Company, each entered into a five year employment agreement with the Company on the following terms. Each agreement renews annually after the term un less either party elects to terminate. Salary for the fiscal year ending Marc h 31, 1997 was at the rate of $200,000. Under each agreement, the executive receives annual increases in salary equal to the greater of (i) the percentage increase in the Consumer Price Index; and (ii) $10,000.
Each executive is entitled to participate in the Company's stock option plans and the Company's Incentive Bonus Program, the amounts of such incentive compensation being determined by the Compensation Committee of the Board of Directors. Further, the Company will maintain a $1,000,000 life insurance policy on each executive's life, payable to the beneficiaries named by him, and maintain disability insurance for the benefit of each executive which will pay $150,000 per annum to him in the event of his permanent disability. In the event that there is a change in control of the Company, the executive will be entitled, upon such change of control, to terminate his employment and receive 2.9 times his annual salary as then in effect.

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

STOCK OPTION PLANS

   The Company has established a 1993 Stock Option Plan (the "1993 Plan") and a 1996 Stock Option Plan (the "1996 Plan").

   Pursuant to the 1993 Plan, as of the date hereof, the Company has granted an aggregate of 247,500 stock options. Of these, 202,500 are currently exercisable, and 27,500 have been exercised to date. 17,500 options have been canceled to date and are available for regrant under the 1993 Plan. An aggregate of 145,000 options have been granted to date under the 1996 Plan. Of these, 25,000 are exercisable and 120,000 are unexercisable. No options have been exercised under the 1996 Plan, to date. Messrs. Pavony and Rothman each hold five -year incentive stock options to purchase up to 50,000 shares of Common Stock at $ 3.375 per share, 10,000 shares of the Common Stock at $6.125 per share and a n additional 50,000 shares of Common Stock at $4.43 per share. Mr. Mota holds incentive stock options to purchase up to 15,000 shares of Common Stock at $1.25 per share, 5,000 shares of Common Stock at $3.375 per share and an additional 5,000 shares of Common Stock at $2.50 per share. Mr. Wong holds incentive stock options to purchase 5,000 shares of Common
Stock at $3.375 per share and 10,0 00 shares of Common Stock at $5.125 per share. Messrs Farley and Lerner each hold options to purchase up to 2,500 shares of Common Stock at $7.00 per share and an additional 2,500 shares of Common Stock at $4.0625 per share.

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

                         Amount and Nature
                       of Beneficial Ownership     Percent of Class (1 )
Name and Address                 Common            Common
of Beneficial Owner              Shares            Shares

Steven H. Rothman(2)         1,148,625(3)(4)        25.8%

Howard Pavony(2)             1,147,500(3)(5)        25.8%

Frank T. Wong(2)               14,805(3)(6)         *

Robert A. Fries
71 Peria Drive
Rocky Hill, CT  06061          87,000               2.0%

Ramon Mota(2)                  18,815(3)            *

Joseph J. Farley
78 Sawmill Road
Stamford, CT 06903              5,000(3)            *

William Lerner
423 East Beau Street
Washington, PA  15301           5,000(3)            *

All Directors and
executive officers
as a group (7 persons)       2,426,745(3)(4)(5)(6)  54.5%

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
                                      ====================================


See accompanying notes.

                                           Micros-To-Mainframes, Inc.

                                       Consolidated Statements of Changes in
                                               Shareholders' Equity


                                 Preferred Stock     Common Stock
                                ----------------    --------------                        Retained
                                Number of             Number of           Additional      Earnings/
                                 Shares    Amount     Shares   Amount    Paid-In Capital  (Deficit)          Total
                               --------------------------------------------------------------------------------------

Balance at March 31, 1994       1,400,000 $ 1,400  2,175,810   $2,176     $ 2,624,687     $ 1,356,573   $ 3,984,836


Issuance of common
stock as compensation                                  1,600        2           2,798                          2,800
Net income                                                                                    878,400        878,400
                               --------------------------------------------------------------------------------------
Balance at March 31, 1995        1,400,000  1,400  2,177,410    2,178       2,627,485        2,234,973     4,866,036


Issuance of common stock:
  Employee options exercised                           7,500        7          14,680                         14,687
  Underwriter Representative
   Warrants exercised                                100,000      100         438,650                        438,750
  Warrants exercised and redeemed
   less offering expenses of
   $78,076                                         1,078,464    1,078       4,638,959                      4,640,037
Compensatory stock                                                          4,655,000                      4,655,000
Net loss                                                                                    (3,614,067)   (3,614,067)
                                ------------------------------------------------------------------------------------
Balance at March 31, 1996        1,400,000  1,400  3,363,374    3,363      12,374,774       (1,379,094)   11,000,443
1996

Conversion of preferred stock   (1,400,000)(1,400)   980,000      980             420                             -
Issuance of common stock:
   Employee options execised                          20,000       20          24,980                         25,000
Acquisition of subsidary                              87,000       87         407,726                        407,813
Net income                                                                                      909,988      909,988
                               -------------------------------------------------------------------------------------
Balance at March 31, 1997            -     $  -    4,450,374   $4,450     $12,807,900       $  (469,106) $12,343,244
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
                                       ===========================

                      Micros-To-Mainframes, Inc.

The reconciliations of income tax computed at the federal statutory tax rates to actual income tax expense are as follows:

                                                 Year ended March 31,
                                              1997       1996       1995
                                             -----------------------------
    Tax expense (benefit) at statutory rates
     applied to pretax earnings             $520,000  $(988,000)   $515,000
    Compensatory stock arrangement
      without tax benefit                        -     1,583,000      -
    State income taxes, net of federal
     benefit                                 100,000     101,000     99,000
    Other                                        450      11,000     21,200
                                           ---------------------------------
                                            $620,450    $707,000   $635,200
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

                                June 30   September 30  December 31   March 31
                              ------------------------------------------------
                                      (In Thousands, except per-share data)

Fiscal 1997

Net revenues                    $13,311     $13,450     $13,679       $17,622
Cost of products sold            10,999      11,245      11,024        14,289
Technical personnel salaries        427         539         655           798
Net income (loss)                   256          79         171           404
Net income (loss) per
  common share:
  Primary                           .06         .02         .04          .09


Fiscal 1996

Net revenues                    $10,934     $11,187      $13,414     $11,791
Cost of products sold             9,274       9,694       11,552       9,869
Technical personnel salaries        239         281          281         371
Net income (loss)                   247         155          337      (4,353)
Net income (loss) per
  common share:
  Primary                           .11         .06          .12        (.99)
  Fully-diluted                    (.86)      (1.39)        (.90)

Fiscal 1995

Net revenues                   $  8,590     $  9,596     $13,630      $11,227
Cost of products sold             7,462        8,354      12,270        9,444
Technical personnel salaries        170          195         207          206
Other income-sale of
 franchise rights                                                          94
Net income                          109          122         177          470
Net income (loss) per
   common share:
  Primary                           .05          .06         .08          .21
  Fully-diluted                    (.22)        (.05)                    (.64)

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

Dated: June 12, 1997

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


/s/ Howard Pavony            Chairman of the Board        June 12, 1997
---------------------
Howard Pavony


/s/ Steven H. Rothman        President,                   June 12, 1997
---------------------        Principal Executive
Steven H. Rothman            Officer and Director



/s/ Frank T. Wong             Vice President-Finance       June 12, 1997
----------------------       (Principal Financial and
Frank T. Wong                Accounting Officer),
                             Secretary and Director


/s/ Robert A. Fries          Vice President                June 12, 1997
---------------------        and Director
Robert A. Fries


/s/ Ramon Mota               Vice President-Technology     June 12, 1997
--------------------         and Director
Ramon Mota


                             Director                      June   , 1997
--------------------
Joseph J. Farley


/s/ William Lerner           Director                      June 12, 1997
--------------------
William Lerner

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