Form 10-Q
period 1997-06-30
MICROS TO MAINFRAMES INC
filed 1997-08-14
CIK 906282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997


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

Common Stock, $.001 par value - 4,450,374 shares as of August 7, 1997

PART I: FINANCIAL INFORMATION:

ITEM 1: Financial Statements

                               Micros-to-Mainframes, Inc

                          Condensed Consolidated Balance Sheets



                                                     June 30,        March 31,
                                                        1997           1997
                                                    (Unaudited)
                                                    ------------     ---------
    Assets
    Current Assets
    Cash                                            $  1,885,796   $  2,879,578
    Accounts receivable, net                          13,364,322     13,707,458
    Inventory                                          1,480,844      1,458,467
    Prepaid expenses and other current asset             545,096        410,817
    Deferred income taxes                                 15,000         15,000
                                                     -----------     ----------
    Total current assets                              17,291,058     18,471,320

    Property, plant and equipment                      1,799,273      1,653,266
    Less accumulated deprecation and amortization        693,438        626,940
                                                     -----------      ---------
                                                       1,105,835      1,026,326

    Goodwill, net of accumulated amortization            820,350        836,550
    Other Assets                                          94,294         94,294
                                                     -----------    -----------
    Total assets                                     $19,311,537    $20,428,490
                                                     ===========    ===========



    Liabilities and Shareholders' Equity
    Current liabilities:
    Secured notes payable                             $    5,000    $     5,000
    Accounts payable and accrued expenses              6,832,899      7,905,693
    Income taxes payable                                       0        174,553
                                                      ----------     ----------
    Total current liabilities                          6,837,899      8,085,246


    Shareholders' Equity
    Common stock                                           4,450          4,450
    Additional paid-in capital                        12,807,900     12,807,900
    Retained (deficit)                                  (338,712)      (469,106)
                                                      -----------   ------------
    Total shareholders' equity                        12,473,638     12,343,244
                                                      -----------   ------------
    Total liabilities and shareholders' equity       $19,311,537    $20,428,490
                                                     ============   ============



    See accompanying footnotes

                                           2


                             Micros-to-Mainframes, Inc

                      Condensed Consolidated Statements of Income



                                                       Unaudited Three Months
                                                            Ended June 30
                                                          1997           1996
                                                   ----------------------------
    Revenue
      Products                                      $ 14,651,144    $11,836,413
      Service related sales                            2,924,731      1,474,969
                                                    -------------   -----------
                                                      17,575,875     13,311,382
                                                    -------------   -----------
    Costs and expenses:
      Cost of products sold                           13,656,247     10,531,797
      Cost related to service sales                    1,886,615        894,671
                                                    -------------    ----------
                                                      15,542,862     11,426,468
                                                    -------------    ----------

    Selling, general and administrative expenses       1,831,363      1,487,682

    Interest expenses                                        485          2,006
                                                     -----------     ----------
                                                      17,374,710     12,916,156

    Other Income                                          19,229         45,987
                                                      ----------      ---------
    Income before income taxes                           220,394        441,213

    Provision for income taxes                            90,000        185,000
                                                      ----------      ---------
    Net  income                                         $130,394       $256,213
                                                      ==========      =========
    Primary earnings per share                             $0.03          $0.06
                                                          ======          =====

    Fully diluted earnings per share                        NA            $0.05
                                                           ====           =====


    Weighted average number of common and
    common equivalent shares used in calculation
    primary earnings per share                         4,481,306       4,435,372


    Weighted average number of common and
    common equivalent shares used in calculation
    for fully diluted earnings per share                      NA       4,920,928



   See accompanying notes
                                        3


                               Micros-to-Mainframes, Inc

                       Condensed Consolidated Statement of Cash Flows


                                                          (Unaudited)
                                                     Three Months Ended June 30
                                                           1997         1996
                                                      -------------------------

Operating activities
Net income                                              $ 130,394     $ 256,213
Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                        82,698        62,092
      Changes in operating assets and liabilities:
        Decrease (Increase) in accounts receivable        343,136      (707,578)
        Increase in inventory                             (22,377)     (256,719)
       (Increase) decrease in prepaid expenses and
        other current  assets                            (134,279)        8,989
        Increase in other assets                             -          (46,585)
        Decrease in accounts payable
        and accrued expenses                           (1,072,794)     (131,338)
        Increase (Decrease) in income taxes payable      (174,553)      127,397
                                                       -----------      --------
Net cash provided by (used in) operating                 (847,775)     (687,529)

Investing activities
    Purchase of property and equipment                   (146,007)     (242,750)
    Purchase of Subsidiary, net of cash received                     (1,311,018)
                                                        ----------   ----------
Net cash used in investing activities                    (146,007)   (1,553,768)

Financing activities
    Principal payments on secured notes payable               0          (5,000)
                                                       -----------     ---------
Net cash (used in)  provided by financing activities          0          (5,000)
                                                         ---------    ----------
Increase (decrease) in cash                              (993,782)    (2,246,297)
Cash at the beginning of period                         2,879,578      5,284,587
                                                       -----------    -----------
Cash at the end of period                             $ 1,885,796    $ 3,038,290
                                                       ===========   ===========

Supplement  disclosures  of cash flow  information
Cash paid during the quarter for:
    Income taxes                                         $287,285        $52,362

Noncash investing activities
    Capital stock issued for acquisition                  -             $407,813

    See accompanying footnotes


                           MICROS-TO-MAINFRAMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com Results Inc. and MTM Advanced Technology, Inc. hereafter referred to as the "Company" have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 1997.


INVENTORIES

Inventories which are comprised principally of computer hardware and software, are stated at the lower-of-cost or market using the first-in, first-out (FIFO) Method.

RECLASSIFICATION

Certain amount have been reclassified to conform to the current year presentation.

2 EMPLOYEE STOCK OPTION PLAN

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

Information regarding the Company's stock option plans is summarized below:

                                 1993 Plan                   1996 Plan
                              -----------------------------------------------
                               Number     Option        Number        Option
                                of      Exercise         of         Exercise
                              Options    Price Per     Options      Price Per
                                          Share                        Share


Outstanding at March 31, 1997   220,000   $1.25-$7.00   145,000      $2.50-4.43

Options issued during
  The First Quarter 1998                                 25,000       $2.875
                                -------                 -------
                                220,000   $1.25-$7.00   170,000      $2.25-$4.43
                                =======                 =======

                                     6


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.

                                       Percentage of Sales

                                        Three Months Ended
                                             June 30,
                                         1997       1996

Product sales ..........................  83.36%     88.92%
Services related sales .................  16.64      11.08
Net Sales ...............................100.00     100.00
Cost of Product Sales( as a % of
      Products sale)..................... 93.21      88.97
Costs related to services (as a
       % of services related sales)...... 64.50      60.65
Total Direct Cost(as a % of total sales)  88.43      85.84
Selling, general and
     administrative expenses............. 10.42      11.18
Income before income taxes ..............  1.25       3.31
Net Income...............................   .84       2.24

The Three Months Ended June 30, 1997, as compared to the Three Months Ended June 30, 1996

The Company had net sales of  approximately  $17,576,000  for the three
months  ended  June  30,  1997  ("First   Quarter   1998"),   as  compared  to
approximately $13,311,000 for the three months ended June 30, 1996 ("First Quarter 1998"). The increase in sales of approximately 32% or approximately $4,265,000 in the First Quarter 1998 was attributable to sales of hardware and technology consulting services to both new and existing customers.

As a percentage of net sales, the cost of products sold increased 4.24% in the First Quarter 1998 due to continued market pressures from increased competition. The cost related to service revenue increased 3.85% due to the employment of more technical personnel to meet demand for future growth from services rendered. This increase in personnel is due to the increase in customer demand for the Company's technical and consulting services, as indicated by the continued growth of the Company's Advanced Technology
Group. The revenue related to the service and consulting business was approximately $2,925,000 for the First Quarter 1998 compared to $1,475,000 for the First Quarter 1997.  This is an increase of approximately  $1,450,000 or 98%. The Company expects to hire additional professional technicians and engineers to handle the increased demand pertaining to the system consulting outsourcing business for the future.

Selling, general and administrative expenses ("SG&A") were approximately $1,831,000 in the First Quarter 1998 as compared to $1,488,000 in the First Quarter 1997, an increase of $343,000 or 23%. The SG&A expenses as a percentage of net sales were 10.4% and 11.2% in the First Quarter 1998 and the First Quarter 1997, respectively. The increase is attributable to the increase in personnel to 138 in First Quarter 1998 as compared to 96 in First Quarter 1997. Furthermore, due to the increase in sales volume, there was an increase in sales commissions, and other expense increases including employee payroll, benefits and payroll taxes, and other professional fees.

The effective income tax rates for the First Quarter 1998 and the First Quarter 1997 were approximately 41% and 42%, respectively.

As a result of the forgoing, the Company had net income of approximately $130,000 in the First Quarter 1998 compared to $256,000 in the First Quarter 1997. This represents a decrease of approximately 49%. Primary earnings per share was $0.03 in the First Quarter 1998 compared to $0.06 in the First Quarter 1997. The primary earnings per share calculations are based on the total weighted average common and common equivalent shares outstanding and the net effect of dilutive stock options (4,481,306 shares in the First Quarter 1998 and 4,435,372 shares in the First Quarter 1997).


LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                            June 30,       March 31,
                                             1997            1997
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $ 1,886        $ 2,880
Working capital ......................... $10,381        $10,386
Current ratio ..........................   2.53:1         2.28:1
Secured notes payable ..................  $     5        $     5
Working capital lines available.......... $ 9,020        $ 8,140

The Company had working capital of approximately $10,381,000 as of June 30, 1997, a decrease of approximately $5,000, from March 31, 1997.

During the First Quarter 1998, the Company had net cash used in operating activities of approximately $848,000 derived primarily from $130,000 of net income, offset by an increase in inventory of approximately $22,000 an increase in prepaid and other receivable of $134,000, a decrease in accounts payable and accrued expenses of approximately $1,073,000, a decrease in income taxes payable of approximately $175,000, offset by an decrease in accounts receivable $343,000.

The Company had net cash used in investing activities of approximately $146,000 from the purchase of office equipment.

As a result of the foregoing, the Company decreased its cash by $994,000.

The Company finances much of its business through a two-year $5,000,000 revolving credit facility from a bank, and separately arranged floor-plan financing agreements aggregating $8,300,000, which are alternate credit lines provided by manufacturers or vendors. The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable, and liens against all assets of the Company. All of such borrowings are subordinated to the Company's bank revolver except as to inventory and equipment, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. On June 30, 1997, the Company's total outstanding debt under these arrangements with floor-planners was approximately $4,274,000 and a balance of $4,025,000 was available under such lines of credit.

The borrowing rate on the Company's $5,000,000 credit facility is the "Alternate Bank Rate" as defined by the Bank. At June 30, 1997 such rate was 8%. The credit facility (originally expiring on June 30, 1997) was extended to September 30, 1997. The credit facility provides, among other matters, for: (i) a general security interest first lien on substantially all of the Company's assets (a second lien to the extent a first lien on inventory and equipment is held under the financing agreements described above); (ii) unconditional guarantees of MTM Advanced Technology, Inc., and (iii) financial covenants, including minimum amounts of working capital, tangible net worth, restrictions on certain transactions, including the payment of dividends, and specified financial ratios.

The Company's current ratio increased to 2.53:1 at June 30, 1997 from 2.28:1 at March 31, 1997.

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






                                    MICROS-TO-MAINFRAMES, INC.




Date : August 8 , 1997                 By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      President (Co-Principal
                                      Executive Officer) and Director





Date : August 8, 1997                 By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Vice President (Co-Principal
                                      Executive Officer) and Director






Date : August 8, 1997                 By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                       Accounting Officer) Secretary
                                       and Director