Form 10-Q
period 1997-09-30
MICROS TO MAINFRAMES INC
filed 1997-10-17
CIK 906282

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997


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

Common Stock, $.001 par value - 4,450,374 shares as of October 10, 1997

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Micros-to-Mainframes, Inc

 Condensed Consolidated Balance Sheets

                                              September 30,  March 31,
                                                  1997          1997
                                              (Unaudited)
                                              ------------  ------------
 Assets

 Current Assets
 Cash                                            $166,182    $2,879,578
 Accounts receivable, net                      15,119,401    13,707,458
 Inventory                                      1,775,990     1,458,467
 Prepaid expenses and other current assets        532,033       410,817
 Deferred income taxes                             15,000        15,000
                                              ------------  ------------
 Total current assets                          17,608,606    18,471,320

 Property, plant and equipment                  1,828,738     1,653,266
 Less accumulated deprecation
  and amortization                                759,936       626,940
                                              ------------  ------------
                                                1,068,802     1,026,326
 Goodwill, net of accumulated
                  amortization $86,850            804,150       836,550
 Other Assets                                      94,294        94,294
                                              ------------  ------------
 Total assets                                 $19,575,852   $20,428,490
                                              ============  ============



 Liabilities and Shareholders' Equity
 Current liabilities:
 Secured notes payable                           $455,000        $5,000
 Accounts payable and accrued expenses          6,519,305     7,905,693
 Income taxes payable                                   0       174,553
                                              ------------  ------------
 Total current liabilities                      6,974,305     8,085,246


 Shareholders'  Equity
 Common stock                                       4,450         4,450
 Additional paid-in capital                    12,807,900    12,807,900
 Retained (deficit)                              (210,803)     (469,106)
                                              ------------  ------------
 Total shareholders' equity                    12,601,547    12,343,244
                                              ------------  ------------
 Total liabilities and shareholders' equity   $19,575,852   $20,428,490
                                              ============  ============

 See accompanying footnotes

 Micros-to-Mainframes, Inc

 Condensed Consolidated Statements of Income

                                                     Unaudited
                                             Three Months Ended September
                                                  1997          1996
                                              ------------  ------------
 Revenue
     Products sales                           $13,751,325   $12,263,430
     Services related sales                     3,586,271     1,187,000
                                              ------------  ------------
                                               17,337,596    13,450,430
 Direct Cost
    Products Cost                              13,333,638    11,245,215
    Cost related to services sales              1,992,309       539,277
                                              ------------  ------------
                                               15,325,947    11,784,492
 Selling, general and
      administrative expenses                   1,809,808     1,572,500
 Interest expenses                                  1,850           349
                                              ------------  ------------
 Total cost and expenses                       17,137,605    13,357,341

 Other Income                                      10,918        40,881
                                              ------------  ------------
 Income before income taxes                       210,909       133,970

 Provision for income taxes                        83,000        55,000
                                              ------------  ------------
 Net  income                                     $127,909       $78,970
                                              ============  ============
 Primary earnings per share                         $0.03         $0.02
                                              ============  ============

 Weighted average number of common and
 common equivalent shares used in calculation
 primary earnings per share                     4,518,707     4,445,934





 See accompanying footnotes

 Micros-to-Mainframes, Inc

 Condensed Consolidated Statements of Income

                                                     Unaudited
                                            Six months ended September 30
                                                  1997          1996
                                              ------------  ------------
 Revenue
     Products sales                           $28,402,469   $24,258,812
     Services related sales                     6,511,002     2,503,000
                                              ------------  ------------
                                               34,913,471    26,761,812
 Direct Cost
    Products Cost                              27,589,885    21,944,238
    Cost related to services sales               3,278,924     1,266,722
                                              ------------  ------------
                                               30,868,809    23,210,960
 Selling, general and
      administrative expenses                   3,641,171     3,060,182
 Interest expenses                                  2,335         2,355
                                              ------------  ------------
 Total cost and expenses                       34,512,315    26,273,497

 Other Income                                      30,147        86,868
                                              ------------  ------------
 Income before income taxes                       431,303       575,183

 Provision for income taxes                       173,000       230,000
                                              ------------  ------------
 Net  income                                     $258,303      $345,183
                                              ============  ============
 Primary earnings per share                         $0.06         $0.08
                                              ============  ============

 Weighted average number of common and
 common equivalent shares used in calculation
 primary earnings per share                     4,517,693     4,476,475











 See accompanying footnotes

 Micros-to-Mainframes, Inc

 Condensed Consolidated Statement of Cash Flows

                                                     Unaudited
                                             Six Months Ended September 30
                                                  1997           1996

 Operating activities
 Net income                                      $258,303      $345,183
 Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
 Depreciation and amortization                    165,396       117,751
 Changes in operating assets and liabilities:
 Increase in accounts receivable               (1,411,943)     (629,641)
 Increase in inventory                           (317,523)     (137,356)
 (Increase) Decrease in prepaid expenses
  and other current  assets                      (121,216)     (233,390)
 Increase in other assets                               0       (63,394)
 Decrease in accounts payable
 and accrued expenses                          (1,386,388)      386,713
 Increase (Decrease) in income taxes payable     (174,553)      (31,806)
                                              ------------  ------------
 Net cash provided by (used in)
                 operating activities          (2,987,924)     (245,940)

 Investing activities
 Purchase of property and equipment              (175,472)     (340,199)
 Purchase of Subsidiary, net of cash received                (1,311,018)
                                              ------------  ------------
 Net cash used in investing activities           (175,472)   (1,651,217)

 Financing activities
 Borrowings under the secured notes payable       450,000             0
                                              ------------  ------------
 Net cash (used in)  provided
              by financing activities             450,000             0
                                              ------------  ------------
 Increase (decrease) in cash                   (2,713,396)   (1,897,157)
 Cash at the beginning period                   2,879,578     5,284,587
                                              ------------  ------------
                                                 $166,182    $3,038,290
                                              ============  ============

 Supplement disclosures of cash flow information
 Cash paid during the quarter for:
 Income taxes                                    $534,785      $264,008


 Noncash investing activities
 Capital stock issued for acquisition                   0       407,813

 See accompanying footnotes

                           Micros-to-Mainframes, Inc.

Notes to Condensed Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com
RESULTS, Inc. and MTM Advanced Technology, Inc. (hereafter collectively referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1997.



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

Information regarding the Company's stock option plans is summarized below:

                                 1993 Plan                   1996 Plan
                              -----------------------------------------------
                               Number     Option        Number        Option
                                of      Exercise         of         Exercise
                              Options    Price Per     Options      Price Per
                                          Share                        Share


Outstanding at March 31, 1997   220,000   $1.25-$7.00  145,000      $2.50-4.43

Options issued during
 The First Quarter 1998                                 25,000       $2.875
 The Second Quarter 1998                                15,000       $2.50-3.875
                                -------                -------
                                220,000   $1.25-$7.00  185,000      $2.25-$4.43
                                =======                =======



Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.

                                        Percentage of Sales

                                Six Months ended    Three Months ended
                                  September 30,        September 30,
                               1997        1996       1997       1996
                               -------------------  -----------------

Product Sales...............     81.35%     90.65%    79.32%    91.18%
Services related sales .....     18.65       9.35     20.68      8.82
Net Sales ...................   100.00     100.00    100.00    100.00

Cost of products sales ( as a
   % of Products sales)......     97.14      90.46     96.96     91.70
Cost related to service (as a
   % of services related sales) 50.36 50.61 55.55 45.43 Total Direct cost( as a % of
    Total sales).............     88.42      86.73     88.40     87.61
Selling, general and
     administrative expenses.    10.43       11.43     10.44     11.69
Income before income taxes...     1.24        2.15      1.22      1.00
Net Income...................     0.74        1.29      0.74      0.59


The Company had net sales of approximately $34,913,000 for the Six Months Ended September 30, 1997 (the "1998 Period"), as compared to approximately $26,762,000 for the Six Months Ended September 30, 1996 (the "1997 Period"). The Company had net sales of approximately $17,378,000 for the Three months Ended September 30, 1997 (the "1998 Quarter"), as compared to $13,450,000 for the Three Months Ended September 30, 1996 (the "1997 Quarter"). The increase in sales of approximately 30% and 28% for the 1998 Period and 1998 Quarter, respectively, were primarily attributable to increased sales of both hardware and services to both new and existing customers. The revenue related to the service and consulting business was approximately $6,511,000 for the 1998 Period and approximately $3,586,000 in the 1998 Quarter as compared to approximately 2,503,000 for the 1997 Period and approximately $1,187,000 for the 1997 Quarter.

As a percentage of net sales, the cost of products sold increased by approximately 7% for the 1998 Period and 1997 Quarter as compared to the prior year's comparable periods due to continued market pressures from increased competition. The cost related to services revenue, are the same in the 1998 and 1997 periods and increased approximately 10% in the 1998 and 1997 Quarter. The increase is due an increase in Company personnel. The Company expects to hire additional professional technicians and engineers to handle the increased demand pertaining to the system consulting outsourcing business in the future.

The Company increased its technical personnel salaries to in approximately $2,036,000 from approximately $966,000 or a 107% increase in the 1998 Period as compared to the 1997 Period and an increase of approximately $1,082,000 from approximately $954,000 or a 13% increased in 1998 Quarter and 1997 Quarter. Technical services personnel, increased to 81 employees in 1998 period from 53 employees in the comparable period of the prior year. This increase in personnel is due to the customer demand for the Company's technical and consulting services, as indicated by the continued growth of the Company's Advanced Technology Group.

Selling,   general  and  administrative  expenses  ("SG&A")  were  approximately
$3,641,000 in the 1998 Period as compared to $3,060,000 in the 1997 Period and $1,810,000 for the 1998 Quarter compared to $1,573,000 for the 1997 Quarter. This represented an increase of approximately 18% for SG&A during the 1998 Period as compared to the 1997 Period and an increase of approximately 15% during the 1998 Quarter as compared to the 1997 Quarter. The increase is attributable an increased in salesperson compensation as a result of higher revenues, and other increases including other employee payroll, benefits and payroll taxes.

The effective income tax rates for the 1998 Period and 1998 quarter as compared to the 1997 Period and 1997 Quarter was approximately 40% and 41%, respectively.

As a result of the forgoing, the Company had net income of approximately $258,000in the 1998 Period compared to $345,000 in the 1997 Period, and $128,000 for the 1998 Quarter compared to $79,000 for the 1997 Quarter. This represents a decrease of 25% in the 1998 Period as compared to the 1997 Period and a 62% increase for the 1998 Quarter compared to the 1997 Quarter. The Company believes that its recent investments in personnel, software and equipment, which has increased overhead and expenses in the 1998 Period and 1998 Quarter, will have long term benefits for shareholder.


Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

                                         September 30,      March 31
                                             1997             1997
                                            (Dollars in thousands,
                                          except current ratio data)

Cash and cash equivalents...............  $   166           $ 5,285
Working capital ........................  $10,634           $10,685
Current ratio ..........................     2.52:1           3.05:1
Working capital line available .........  $ 8,397           $ 8,759

The Company had working capital of approximately $10,634,000 as of September 30, 1997, a decrease of approximately $51,000 from March 31, 1997.

During the 1998 Period, the Company had net cash used in operating activities of approximately $2,988,000, derived primarily from $258,303 of net income, a decrease in accounts payable of approximately $1,386,000, an increase in accounts receivable of approximately $1,412,000, an increase in inventory of approximately $318,000, an increase in other current assets of approximately $121,000, and a decrease in income taxes payable of approximately $174,000.

The Company used net cash in investing activities resulting from the purchase of office equipment of approximately $175,000.

The Company borrowed $450,000 from its existing revolving credit line in the 1997 Quarter.

The  Company  finances  much  of its  business  through  a  two-year  $5,000,000 revolving credit facility from a bank, and separately arranged floor-plan financing agreements aggregating $8,300,000, which are alternate credit lines provided by manufacturers or vendors. The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable, and liens against all assets of the Company. All of such borrowings are subordinated to the Company's bank revolver except as to inventory, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. On September 30, 1997, the Company's total outstanding debt under these arrangements with floor-planners was approximately $4,448,000 and a balance of $3,852,000 was available under such lines of credit. On September 30, 1997, the Company's outstanding debt under the bank revolver line of credit was $455,000 with a balance of $4,545,000 available under such line of credit.

The borrowing rate on the Company's $5,000,000 credit facility is the "Alternate Bank Rate" as defined by the Bank. At September 30, 1996 such rate was 8.5%. The credit facility will expire on December 31, 1997. The credit facility provides, among other matters, for: (i) a general security interest first lien on substantially all of the Company's assets (a second lien to the extent a first lien on inventory is held under the financing agreements described above); (ii) unconditional guarantees of MTM Advanced Technology, Inc., and (iii) financial covenants, including minimum amounts of working capital, tangible net worth, restrictions on certain transactions, including the payment of dividends, and specified financial ratios. The Company intends to obtain a new credit line upon the expiration of this facility on market terms.

The Company's current ratio decreased to 2.51:1 at September 30, 1997 from 2.28:1 at March 31, 1997.

The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months.


Proposed Sale

On August 29, 1997, the Company entered into an Agreement and Plan of Merger with BTG, Inc., a Virginia corporation ("BTG"), and BTG Merger Sub, Inc., a wholly owned subsidiary of BTG, pursuant to which the Company will be acquired by BTG and become a wholly-owned subsidiary of BTG.

The Company anticipates that it will incur substantial professional fees for services related to the merger. These fees will be recognized prior to the closing of the transaction.

                         PART II  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits.
 .
         11.1 Statement Re: Computation of Per Share Earnings.
         27.1 Financial Data Schedule

    (b) Reports on Form 8-K.

    (c)
         File on September 12, 1997. In regards to:

       On August 29, 1997, the Company entered into an Agreement and Plan of Merger with BTG, Inc., a Virginia corporation ("BTG"), and BTG Merger Sub, Inc., a wholly owned subsidiary of BTG, pursuant to which the Registrant will be acquired by BTG and become a wholly-owned subsidiary of BTG.

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date : October 10, 1997               By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : October 10, 1997               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer and
                                      President






Date :  October 10, 1997              By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) and Secretary