Form 10-Q
period 1997-12-31
MICROS TO MAINFRAMES INC
filed 1998-02-23
CIK 906282

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997


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

Common Stock, $.001 par value - 4,450,374 shares as of February 18, 1998

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            Micros-to-Mainframes, Inc

                       Condensed Consolidated Balance Sheets

                                              December 31,  March 31,
                                                  1997          1997
                                              (Unaudited)
                                              ------------  ------------
 Assets

 Current Assets
 Cash                                         $ 1,885,345   $ 2,879,578
 Accounts receivable, net                      12,891,755    13,707,458
 Inventory                                      2,327,206     1,458,467
 Prepaid expenses and other current assets        339,938       410,817
 Deferred income taxes                             15,000        15,000
                                              ------------  ------------
 Total current assets                          17,459,244    18,471,320

 Property, plant and equipment                  1,860,545     1,653,266
 Less accumulated deprecation
  and amortization                                840,436       626,940
                                              ------------  ------------
                                                1,020,109     1,026,326
 Goodwill, net of accumulated
   amortization $103,050                          787,950       836,550
 Other Assets                                     475,415        94,294
                                              ------------  ------------
 Total assets                                 $19,741,718   $20,428,490
                                              ============  ============

 Liabilities and Shareholders' Equity
 Current liabilities:
 Secured notes payable                           $  5,000        $5,000
 Accounts payable and accrued expenses          6,976,546     7,905,693
 Income taxes payable                              85,260       174,553
                                              ------------  ------------
 Total current liabilities                      7,066,806     8,085,246

 Shareholders' Equity
 Common stock                                       4,450         4,450
 Additional paid-in capital                    12,807,900    12,807,900
 Retained (deficit)                              (137,438)     (469,106)
                                              ------------  ------------
 Total shareholders' equity                    12,674,912    12,343,244
                                              ------------  ------------
 Total liabilities and shareholders' equity   $19,741,718   $20,428,490
                                              ============  ============

 See accompanying footnotes

                           Micros-to-Mainframes, Inc

                   Condensed Consolidated Statements of Income

                                                     Unaudited
                                           Three Months Ended December 31
                                                  1997          1996
                                              ------------  ------------
 Revenue
     Products sales                           $11,699,580   $12,282,542
     Services related sales                     4,135,512     1,396,000
                                              ------------  ------------
                                               15,835,092    13,678,542
 Direct Cost
    Products Cost                              11,162,388    10,799,723
    Cost related to services sales              2,466,678       526,818
                                              ------------  ------------
                                               13,629,066    11,326,541
 Selling, general and
      administrative expenses                   2,090,744     2,057,147
 Interest expenses                                  8,181         1,104
                                              ------------  ------------
 Total cost and expenses                       15,727,991    13,384,792

 Other Income                                      14,265        22,167
                                              ------------  ------------
 Income before income taxes                       121,366       315,917

 Provision for income taxes                        48,000       145,000
                                              ------------  ------------
 Net  income                                     $ 73,366     $ 170,917
                                              ============  ============
 Basic earnings per share                           $0.02         $0.04
                                               ============  ============

 Diluted earnings per share                         $0.02         $0.04
                                              ============  ============

 See accompanying footnotes



                           Micros-to-Mainframes, Inc

                     Condensed Consolidated Statements of Income

                                                     Unaudited
                                            Nine months ended December 31,
                                                  1997          1996
                                              ------------  ------------
 Revenue
     Products sales                           $40,102,049      $36,541,354
     Services related sales                    10,646,514        3,899,000
                                              ------------     ------------
                                               50,748,563       40,440,354
 Direct Cost
    Products Cost                              38,752,273       32,743,961
    Services and related cost                   5,745,602        1,793,540
                                              ------------     -----------
                                               44,497,875       34,537,501
 Selling, general and
      administrative expenses                   5,731,915        5,117,329
 Interest expenses                                 10,516            3,459
                                              ------------     -----------
 Total cost and expenses                       50,240,306       39,658,289

 Other Income                                      44,412          109,035
                                              ------------    ------------
 Income before income taxes                       552,669          891,100

 Provision for income taxes                       221,000          375,000
                                              ------------    ------------
 Net  income                                    $ 331,669      $   516,100
                                              ============    ============

 Basic earnings per share                           $0.07           $0.12
                                              ============    ============

 Diluted earnings per share                         $0.07           $0.12
                                              ============    ============












 See accompanying footnotes

                         Micros-to-Mainframes, Inc

                  Condensed Consolidated Statement of Cash Flows

                                                        Unaudited
                                                    Nine Months Ended
                                                       December 31,
                                                  1997           1996

Operating activities
Net income                                        $331,668     $ 516,100
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                 262,096       186,252
  Changes in operating assets and liabilities:
   (Decease) increase Accounts receivable          815,703    (3,015,700)
   Inventory                                      (868,739)      242,871
   Prepaid expenses and other assets              (309,242)       50,800
   Accounts payable and accrued expenses          (929,147)     (415,602)
   Income taxes payable                           ( 89,293)     ( 75,868)
                                                   ----------------------
Net cash  (used in) operating activities          (786,954)   (2,511,147)

Investing activities
Purchase of property and equipment                (207,279)     (533,617)
Purchase of Subsidiary, net of cash received                  (1,311,018)
                                                  ------------------------
Net cash used in investing activities             (207,279)   (1,844,635)



Increase (decrease) in cash                       (994,233)    (4,355,782)
Cash at the beginning period                     2,879,578      5,284,587
                                                ---------------------------
                                                $1,885,345     $  928,805
                                                ===========================
Supplement disclosures of cash flow information
Cash paid during the quarter for:
Income taxes                                      $383,619       $450,868
Noncash investing activities
Capital stock issued for acquisition                             $407,813

See accompanying footnotes

                           Micros-to-Mainframes, Inc.

Notes to Condensed Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com
RESULTS, Inc. and MTM Advanced Technology, Inc. (hereafter collectively referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K for the fiscal year ended March 31, 1997.

EARNINGS  PER  SHARE

     In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings
Per Share" ("FAS No. 128"),which supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common
stock.    FAS  No.  128  replaces primary and fully diluted EPS
with basic and diluted  EPS,  respectively.   It also requires dual
presentation of Basic EPS and Diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

     Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     The number of shares used in computing basic and fully diluted earnings per share for the three months ended December 31, 1997 was 4,450,374 and 4,506,762, respectively. The number of shares used in computing basic and diluted earnings per share for the three months ended December 31, 1996 was 4,430,474 and 4,556,008 respectively. The number of shares used in computing basic and fully diluted earnings per share for the nine months ended December 31, 1997 was 4,450,374 and 4,494,419 respectively. The number of shares used in computing basic and diluted earnings per share for the nine months ended December 31, 1996 was 4,413,825 and 4,454,558 respectively.

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

Information regarding the Company's stock option plans is summarized below:


                                 1993 Plan                   1996 Plan
                              -----------------------------------------------
                               Number     Option        Number        Option
                                of      Exercise         of         Exercise
                              Options    Price Per     Options      Price Per
                                          Share                        Share

Outstanding at March 31, 1997   220,000   $1.25-$7.00  145,000     $2.50-4.43

Options issued during
 The First Quarter 1998                                 25,000     $2.875
 The Second Quarter 1998                                15,000     $2.50-3.875
 The Third Quarter 1998                                   -
                                -------                -------
                                220,000   $1.25-$7.00  185,000     $2.25-$4.43
                                =======                =======

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.
                                        Percentage of Sales

                               Nine Months ended    Three Months ended
                                  December 31,          December 31,
                               1997        1996       1997       1996
Product Sales...............      77.88%     89.79%    79.02%    90.36%
Services related sales .....      26.12      10.21     20.98      9.64
Net Sales ...................    100.00     100.00    100.00    100.00

Cost of products sales ( as a
   % of total sales)......        70.49      78.95     76.36     80.97
Cost related to service (as a
   % of total sales)              15.58       3.85     11.32      4.44
Total Direct cost( as a % of
    total sales).............     86.07      82.81     87.68     85.40
Selling, general and
     administrative expenses.     13.20      15.04     11.29     12.65
Income before income taxes...      0.77       2.31      1.09      2.20
Net Income...................      0.46       1.25      0.65      1.28

The Company had net sales of approximately $50,749,000 for the Nine Months Ended December 31, 1997 (the "1998 Period"), as compared to approximately $40,440,000 for the Nine months ended December 31, 1996 (the "1997 Period"). The Company had net sales of approximately $15,835,000 for the Three
Months Ended December 31,1997 (the "1998 Quarter"), as compared to $13,679,000 for the Three Months Ended December 30, 1996 (the "1997 Quarter"). The increase in sales of approximately 25% and 16% for the 1998 Period and 1998 Quarter, respectively, were primarily attributable to increased sales in services and service related products to both new and existing customers.
The revenue related to the service and consulting business was approximately $10,647,000 for the 1998 Period and approximately $4,136,000 in the 1998 Quarter as compared to approximately $3,999,000 for the 1997 Period and approximately $1,396,000 for the 1997 Quarter.

As a percentage of net sales, the direct cost increased by approximately 3% for the 1998 Period and 2% for the 1998 Quarter as compared to the prior year's comparable periods due to continued market pressures from increased competition. The cost related to services revenue, increased approximately 11% 1998 period as compared to the 1997 periods and increased approximately 7% in the 1998 and 1997 Quarter. The increase is due an increase in Company personnel. The Company expects to hire additional professional technicians and engineers to handle the increased demand pertaining to the system consulting outsourcing business in the future.

The Company increased its technical personnel salaries to in approximately $3,131,000 from approximately $1,622,000 or a 93% increases in the 1998 Period as compared to the 1997 Period and an increase of approximately $1,095,000 from approximately $655,000 or a 67% increased in 1998 Quarter and 1997 Quarter. Technical services personnel, increased to 93 employees in 1998 period from 55 employees in the comparable period of the prior year. This increase in personnel is due to the customer demand for the Company's technical and consulting services, as indicated by the continued growth of the Company's Advanced Technology Group.

Selling,   general  and  administrative  expenses  ("SG&A") were approximately
$38,752,000 in the 1998 Period as compared to $32,744,000 in the 1997 Period and $2,091,000 for the 1998 Quarter compared to $2,057,000 for the 1997 Quarter. This represented an increase of approximately 18% for SG&A during the 1998 Period as compared to the 1997 Period and an increase of approximately 13% during the 1998 Quarter as compared to the 1997 Quarter. The increase is attributable an increased in salesperson compensation as a result of higher revenues, and other increases including other employee payroll, benefits and payroll taxes.

The effective income tax rates for the 1998, 1997 Period and 1998,1997 quarter were approximately 40% and 42%, 40% and 45% respectively.

As a result of the foregoing, the Company had net income of approximately $332,000 in the 1998 Period compared to $516,000 in the 1997 Period, and $73,000 for the 1998 Quarter compared to $171,000 for the 1997 Quarter. This represents a decrease of 35% in the 1998 Period as compared to the 1997 Period and a 57% increase for the 1998 Quarter compared to the 1997 Quarter. The Company believes that its recent investments in personnel, software and equipment, which has increased overhead and expenses in the 1998 Period and 1998 Quarter, will have long term benefits for shareholder.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

                                         December 31,      March 31
                                             1997            1997
                                            (Dollars in thousands,
                                          except current ratio data)

Cash and cash equivalents...............  $ 1,885           $ 2,880
Working capital ........................  $10,392           $10,386
Current ratio ..........................     2.47:1           2.28:1
Working capital line available .........  $ 8,869           $ 8,759

The Company had working capital of approximately $10,392,000 as of December 31,1997, a decrease of approximately $6,000 from March 31, 1997.

During the 1998 Period, the Company had net cash used in operating activities of approximately $787,000, derived primarily from $331,668 of net income, a decrease in accounts payable of approximately $929,000, an increase in inventory of approximately $869,000, an increase in other current assets of approximately $309,000, and a decrease in accounts receivable $815,000, a decrease in income taxes payable of approximately $89,000.

The Company used net cash in investing activities resulting from the purchase of office equipment of approximately $207,000.

The Company finances much of its business through a two-year $5,000,000 revolving credit facility from a bank, and separately arranged floor-plan financing agreements aggregating $8,300,000, which are alternate credit lines provided by manufacturers or vendors. The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable, and liens against all assets of the Company. All of such borrowings are subordinated to the Company's bank revolver except as to inventory, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. On December 31, 1997, the Company's total outstanding debt under these arrangements with floor-planners was approximately $4,426,000 and a balance of $3,874,000 was available under such lines of credit. On December 31, 1997, the Company's outstanding debt under the bank revolver line of credit was $5,000 with a balance of $4,995,000 available under such line of credit.

The borrowing rate on the Company's $5,000,000 credit facility is the "Alternate Bank Rate" as defined by the Bank. At December 31, 1997 such rate was 8.5%. The credit facility will expire on February 28, 1998. The credit facility provides, among other matters, for: (i) a general security interest first lien on substantially all of the Company's assets (a second lien to the extent a first lien on inventory is held under the financing agreements described above); (ii) unconditional guarantees of MTM Advanced Technology, Inc., and (iii) financial covenants, including minimum amounts of working capital, tangible net worth, restrictions on certain transactions, including the payment of dividends, and specified financial ratios. The Company intends to obtain a new credit line upon the expiration of this facility on market terms.

The Company's current ratio decreased to 2.47:1 at December 31, 1997 from 2.28:1 at March 31, 1997.

The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months.


Termination of the Merger Agreement

On August 29, 1997, the Company entered into an Agreement and Plan of Merger with BTG, Inc., a Virginia corporation ("BTG"), and BTG Merger Sub, Inc., a wholly owned subsidiary of BTG, pursuant to which the Company was be acquired by BTG and become a wholly-owned subsidiary of BTG.

On Friday, February 13, 1998, the Company was notified by BTG, Inc that for financial consideration, it terminated the merger with the Company. As a result of the default by BTG the merger agreement BTG had agreed and forwarded the Company $500,000.

The Company expects to write off all costs incurred related to this transactions during the fourth quarter as well as recognize the $500,000 payment received related to the transaction.

                         PART II  OTHER INFORMATION



Item 4. Submission of Matter to Vote on Security Holders

         At the Company's Special Meeting of Shareholders held on December
         31, 1997 and adjourned to January 5, 1998, the merger proposal with BTG, Inc. under the Agreement and Plan of Merger as of August 29, 1997 was adopted by the vote below:

                  For                     Against                 Abstained
              3,229,165                    36,195                   19,900



Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits.
 .
         12   Basic and diluted earnings per share computation
         27.1 Financial Data Schedule

    (b) Reports on Form 8-K.


    (c)
        File on December 24, 1997. In regards to:

        On December 19, 1997, a lawsuit was filed against Micros-to-Mainframes, Inc., a New York corporation (the "Registrant") and its directors,
        seeking         to enjoin Registrant's proposed merger with BTG, Inc.,
        a Virginia corporation ("BTG"). The Agreement and Plan of Merger was entered into by and between Registrant and BTG on August 29, 1997 and is described in the Registrant's Current Report on Form 8-K of the same date.

        The suit was filed in the Supreme Court, State of New York, County of New York (Index No. 97-606469) as a class action by Adele Brody, on behalf of herself and all others similarly situated. The named defendants, in addition to the Registrant, are Howard Pavony, Steven H. Rothman, Frank T. Wong, Robert A. Fries, Ramon Mota,
        Joseph J.Farley and William Lerner, each of whom is a director of the Registrant.

        The complaint alleges that (i) the named defendants, by virtue of authorizing the Merger Agreement, breached their fiduciary duties to the plaintiff and to other public shareholders of MTM, and (ii) the named defendants breached their duty of loyalty to the Registrant's shareholders and violated the provisions of Section 501(c) of the Business Corporation Law of the State of New York, which states in part that "each share shall be equal to every other share of the same class."

        The Registrant believes that there is no merit to any of the allegations and intends to defend vigorously against the action.

        On December 23 in New York State Supreme Court before Justice Ira Gammerman, plaintiff's counsel, without submitting additional papers, asked the Court for an order granting (a) expedited discovery in preparation for the January 6, 1998 hearing; (b) a temporary restraining order preventing the holding of a shareholders meeting; and (c) a temporary restraining order preventing the closing of the transaction. The Court refused to grant any of the relief requested and directed that the parties appear at 4:00 p.m. on January 6, 1998 to argue the motion.

        As a result of the termination of the merger, it is anticipated the lawsuit will be dismissed.

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date : February 18, 1998              By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : February 18, 1998              By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer and
                                      President




Date :  February 18, 1998             By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) and Secretary