Form 10-K
period 1998-03-31
MICROS TO MAINFRAMES INC
filed 1998-06-22
CIK 906282

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

x    Annual  report  under Section 13 of 15(d) of the  Securities
     Exchange Act of 1934
__   For the fiscal year ended March 31, 1998

     Transition  report  under  Section  13  or  15(d)   of   the
     Securities Exchange Act of 1934
     For the transition period from ____________ to _____________

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

Securities registered pursuant to Section 12(g)of the Act:Common Stock,
                                                        $.001 Par Value

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 15, 1998, was $5,555,011 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

     The  number of shares outstanding of the Registrant's Common
Stock, par value $.001 per share, as of June 15, 1998, was 4,450,374.

     Documents Incorporated by Reference: N/A

ITEM 1.   BUSINESS

GENERAL

     Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc. and Data.Com RESULTS, Inc. (collectively, the "Company" or "MTM") serve as a "one-stop" organization for data processing solutions by providing computer hardware and software sales, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is primarily an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, by integrating into a single working system, for a client, a group of hardware and software products from more than 40 major computer vendors including Compaq, Hewlett Packard, IBM, Dell, NEC, Seagate Technology, Apple, Cisco, Canon, Novell, Microsoft, Toshiba, 3COM, Cubix, Fore Systems, Madge and numerous others.

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

     The outsourcing of computer services is a rapidly growing trend whereby a client company obtains all or a portion of its data processing requirements from a systems integrator, such as
MTM, that specializes in the computer service, product or application required by the client. Outsourcing is a fast growing component of the data processing industry. The focus of the Company's growth revolves around the Company's outsourced support services, which include contract programming, network consulting and staff leasing in addition to systems integration. Since 1991, the Company has been providing customer support services and is focusing its current marketing efforts in such areas. Such services account for about 22% of the Company's current revenues, including a small amount of revenues derived from maintenance and repair services.

     On May 18, 1998, the Company acquired 19.9% of Pivot Technologies, Inc. ("Pivot"), a remote network servicer, and an option (the "Option") to cause the merger of Pivot into a to be created wholly-owned subsidiary of the Company. No assurance can be given that the Company will exercise the Option. In connection with such acquisition, Pivot and the Company agreed that Pivot would be its exclusive provider of remote network services to such clients of the Company who desire such services. Such agreement is generally for the term of the Option, unless extended by the Company in its sole discretion, from time to time, for a period not in excess of the earlier of ten (10) years and the date the Company no longer has an equity interest in Pivot (generally such time as, if ever, Pivot calls the Pivot stock owned by the Company or the Company puts same to Pivot).

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

     The Company was incorporated on May 12, 1986 in the State of New York.

INDUSTRY

     The microcomputer industry has become a multi-billion dollar industry since its development in the late 1970's. Management believes that this is attributable to rapid technological advances leading to the development of significantly more powerful microcomputers at substantially lower prices than larger minicomputers. The use of microcomputers has become widespread throughout the workplace also because of the smaller size of microcomputers, as compared to minicomputers, and the microcomputer's versatility and ability to connect to and share information with mainframe systems. The Company believes, based on its knowledge of the industry and industry data, that the microcomputer industry experienced a compound annual growth rate of almost 50% from 1984 to 1988 and a more modest annual rate of growth ranging from 10% to 17% since 1988. The Company believes that the industry will continue to grow at this modest rate in the future, although there can be no assurance that it will.

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

PRODUCTS

     The  Company  markets  microcomputers,  printers,  displays, video conferencing products, LAN and WAN products, plotters, software and other peripheral products. MTM is an authorized sales and service dealership of microcomputer equipment and related products supplied primarily by major manufacturers, including, but not limited to, Compaq Computer Corporation, IBM Corporation, Dell Computer Corporation, Hewlett-Packard Company, Apple Computer, Inc., Seagate Technology, Inc., Cisco Systems, Inc., Fore Systems, Inc., Canon USA, Inc., Novell, Inc. and Toshiba American Information. The Company offers a variety of products manufactured by other companies, including NEC Technologies, Inc., 3COM Corporation, Cubix Corporation, Madge

Development Corp. and others, and software products from major suppliers, including Microsoft Corporation, IBM and others.

     MTM purchases certain products from distributors selling to other dealers, at prices generally lower than the Company could obtain directly from suppliers. The Company also obtains products from a number of suppliers, including independent distributors, on an individual purchase order basis rather than through dealership agreements. MTM will also order specific products from other manufacturers to satisfy a particular customer requirement. The Company regularly evaluates new products, both internally and through evaluations with its customers. See "Business - Suppliers."

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

OUTSOURCED SUPPORT SERVICES

MTM support services include a wide range of services designed for its customers' corporate planners and management needing a single source for technical support issues, such as local and wide area networks, gateways, bridges, system conversion planning, hardware and software specifications, database and database server development and implementation, videoconferencing and security/disaster recovery.

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

     The following services provide the Company's clients with the ability to outsource virtually all of their support issues with one company for a wide variety of microcomputer hardware and software products. These services generally provide the Company's clients with access via an 800 telephone call to person-to-person support services administered by a staff of highly trained support engineers in the Company's Advanced Technology Group. The Advanced Technology Group includes 44 technical support persons under the supervision of a Data Communications Manager. This group is responsible for systems design and the implementation of technology and the management of advanced technology projects including LANs, WANs and data communications problem solving for clients.

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

DIAGNOSTICS

     The Company will ship one of its trouble-shooting tools (e.g., HP Advisor, Novellr LANalyzer or Network Analyzer) to a client to allow dial-in access for trouble-shooting network hardware and software related problems. By displaying and capturing network traffic, the Company's experienced systems engineers can analyze and determine the network problem. In addition, through a remote dial-in system, the Company's systems engineers can access a client's network problems.

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

     The Company has approximately 500 active clients. The Company's customers are well diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution, law and accounting firms. For the fiscal years ended March 31, 1998, 1997 and 1996 ("Fiscal 1998", "Fiscal 1997" and "Fiscal 1996"), approximately 13%, 13% and 16%, respectively, of the Company's total revenues were derived from sales to PaineWebber, Incorporated ("PaineWebber"). Even though the Company's agreement with PaineWebber terminated in February 28, 1998, the Company is negotiating an extension thereof. The Company is continuing to do business with PaineWebber on generally the same terms as the expired agreement. While the Company believes it will be successful in extending the PaineWebber Agreement, no assurance thereof can be given. In any event, sales to PaineWebber are negotiated on a case by case basis. During Fiscal 1997, Bloomberg, L.P. ("Bloomberg") accounted for approximately 16% of the Company's revenues even though for Fiscal 1998 such percentage was less than 3%. Although the Company's customer base has increased, the loss of PaineWebber as well as, to a lesser extent, the loss of any other principal customer, would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business. During Fiscal 1998, the Company contracted with BTG, Inc. ("BTG"), in connection with the termination of the agreement and plan of merger between the Company and BTG, to provide certain "transition services" to BTG. It is not anticipated that any relationship between the Company and BTG will continue after the termination of the aforementioned service agreement.

     As of June 15, 1998, the Company employed 30 salespersons who are paid salaries, commissions and/or a combination of both. The Company's sales executives regularly call on sales management at companies with solutions for their computer problems. While the Company's marketing activities are focused on Fortune 2000 corporations located in the tri-state Metropolitan New York area and throughout New England, the Company sells its products and services to branch offices of its customers, including Fortune 500 corporations, throughout the United States. The Company also relies on customer referrals from its major suppliers and manufacturers who often receive requests for a systems integrator to design and install their systems.

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

     Sales of Dell Computer products have accounted for approximately 23%, 20% and 24%, respectively, of the Company's revenues during Fiscal 1998, Fiscal 1997 and Fiscal 1996. All or substantially all of such product purchase were directly through Dell. Sales of Compaq products accounted for approximately 16%, 26% and 13%, respectively, of the Company's revenues during Fiscal 1998, Fiscal 1997 and Fiscal 1996. Such sales were substantially, if not all, through distributors. Sales of IBM products accounted for approximately 26% and 13% of the Company's revenues during Fiscal 1997 and Fiscal 1996. No other supplier's products accounted for 10% or more of the Company's revenue during Fiscal 1998, Fiscal 1997, or Fiscal 1996. The Company's sales of products purchased through MicroAge Computer Centers,
Inc. ("MicroAge") accounted for approximately 20% of the Company's total revenues in Fiscal 1996 and sales of products purchased through Intelligent Electronics, Inc. ("IE") accounted for approximately 44% and 10% of total revenues in Fiscal 1997 and Fiscal 1996, respectively. The Company has no current agreement with either MicroAge or IE and no longer conducts any business with either MicroAge or IE. The Company's sales of products purchased through Tech Data Corporation and Ingram Micro Inc. during Fiscal 1998 accounted for approximately 27% and 17%, respectively. Other than if Dell were to terminate its arrangement with the Company and Compaq notifying distributors that the Company was not an authorized agent thereof, management does not believe that a termination of any one supplier's agreement or distributor's agreement would have a material adverse effect on the Company.

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

TECH DATA CORPORATION AND INGRAM MICRO INC.

     The Company entered into a Program Agreement with Ingram Micro Inc. as of December 5, 1997. Such agreement incorporated therein interim agreements between the parties. Either party may terminate such agreement without cause upon thirty (30) days prior notice. Pursuant to the agreement, Ingram provides a supplemental program to provide the Company (and other similarly situated companies contracting with Ingram) with services designed to assist the reseller in marketing and distributing its product. The Company agreed under such agreement to name Ingram as its primary supplier and to purchase from Ingram at least 65% of its total product purchased from wholesale distributors. No assurance can be given that such agreement will not be prematurely terminated by Ingram.

     The Company's agreement with Tech Data Corporation was for a one year term commencing January 15, 1997, subject to an automatic three month renewal. Such agreement was terminable upon 30 day prior notice. Even though the term has expired, the Company continues to conduct business with Tech Data on substantially the same terms as the original agreement. Such agreement generally sets forth the price to be charged the

Company for purchases based on a percentage above Tech Data's landed cost. Even though the Company has no reason to believe that Tech Data will not continue to do business on substantially similar terms as provided in the agreement referred to above, no assurance thereof can be given.

PIVOT

     On May 18, 1998, the Company acquired 19.9% of Pivot Technologies, Inc. ("Pivot"), a remote network servicer, and an option (the "Option") to cause the merger of Pivot into a to be created wholly-owned subsidiary of the Company. No assurance can be given that the Company will exercise the Option. In connection with such acquisition, Pivot and the Company agreed that Pivot would be its exclusive provider of remote network services to such clients of the Company who desire such services. The aforementioned remote network service agreement is generally for the term of the Option, unless extended by the Company in it sole discretion, from time to time, for a period not in excess of the earlier of ten (10) years and the date the Company no longer has an equity interest in Pivot (generally such time as, if ever, Pivot calls the Pivot stock owned by the Company or the Company puts same to Pivot).

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

EMPLOYEES

     As of June 15, 1998, the Company employed 155 persons, all but four of whom are full-time personnel. Of these employees, five are responsible for management, 30 are responsible for sales, one is responsible for marketing, 102 for technical support, three for distribution, seven for finance and seven for administration. None of the Company's personnel is represented by a union, and the Company considers its employee relations to be good.


ITEM 2.   PROPERTIES

     The Company's executive offices and warehouse are located in approximately 11,000 square feet of space at a two-story facility leased at 614 Corporate Way, Valley Cottage, New York. The lease expires on August 31, 1998. Approximately 35% of such space is devoted to marketing and telephone sales, 15% to service and customer support, 10% to administration, 10% to the Connectivity and Communication Lab and 30% to warehouse space. The Company does not maintain a retail showroom. The monthly rental payment is currently $6,400. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the current rate.

     The Company also leases 4,000 square feet of office space in the Chrysler Building in New York City, which space is devoted to high technology sales. The monthly payment was $11,111 under a lease which expired on May 11, 1998. The Company has agreed to vacate such space by July 1, 1998. The Company entered into a lease on June 17, 1998 for 8,433 square feet of office space at 270 Madison Avenue for an approximate term of 5 years and three months. The monthly rent for the new space will be approximately $22,550 for the first 2 years of the lease and approximately $23,200 thereafter. The Company also leases approximately 8,100 square feet of office and warehouse space (only about 10% of this property is devoted to warehouse space) in Rocky Hill, Connecticut. The monthly payment on this lease is currently $5,213.35. The lease is terminable on six months' notice and expires on July 31, 1999.

     The Company is also responsible for real estate taxes, insurance, utilities and maintenance expenses concerning these premises.


ITEM 3.   LEGAL PROCEEDINGS

     In February 1998, the Company brought a civil action in the Supreme Court of the State of New York for Rockland County for breach of contract against KLM Royal Dutch Airlines alleging damages in the amount of $141,004.23. This action has since been removed to the United States District Court for the Southern District of New York. The Company's management cannot predict the final timing or outcome of this litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 6, 1998, the approval and adoption of the Agreement and Plan of Merger ("Merger Agreement") dated as of August 29, 1997, by and among BTG, Inc. ("BTG"), BTG Merger Sub, Inc. and the Company was submitted to a vote of the Company's stockholders. Such stockholders subsequently approved and adopted same. Subsequent to the approval and adoption, the Merger Agreement was terminated. No other matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended March 31, 1998.

                            PART II

ITEM  5.    MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND  RELATED
STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on NASDAQ/NMS under the symbol "MTMC".

     The following table sets forth the high and low closing bid prices of the Common Stock for the last two fiscal years as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                         Bid
Security            Period                   High         Low

COMMON
STOCK       FISCAL YEAR ENDED MARCH 31, 1997

            April 1-June 30, 1996           $5.875     $3.750
            July 1-September 30, 1996       $4.750     $3.000
            October 1 - December 31, 1996   $4.250     $2.125
            January 1 - March 31, 1997      $3.750     $2.500


            FISCAL YEAR ENDED MARCH 31, 1998

            April 1 - June 30, 1997         $4.00      $2.688
            July 1 - September 30, 1997     $5.188     $3.688
            October 1 - December 31, 1997   $4.875     $3.750
            January 1 - March 31, 1998      $4.875     $2.500


     On June 15, 1998, the closing bid and asked prices of a share of Common Stock were $2.75 and $2.875, respectively, and the Company had in excess of 1500 beneficial holders of Common
Stock.

     The  Company has not paid any cash dividends on Common Stock to  date  and  does not anticipate paying any in the  foreseeable
future.   The  Board of Directors intends to retain earnings,  if
any, to support the growth of the Company's business.


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data for the fiscal years ended March 31, 1998, 1997, 1996 and 1995 and 1994, are derived from the financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Income Statement Data:

                                               Year Ended March 31
                             -------------------------------------------
                              1998     1997      1996      1995    1994
                               (In  thousands; except earnings per share)

Net revenues                $69,601 $ 58,062  $ 47,326   $43,043 $ 29,028
  Cost of products sold      51,912   47,549    40,452    37,530   24,862
  Cost of services
    provided                  9,414    2,420     1,109       778      562
  Selling, general and
    administrative
    expenses (3)              7,796    6,698     4,070     3,276    2,690
  Compensatory stock
    arrangement(1)                0        0     4,655         0        0
  Interest expense               13        6        13        40       94
Income (loss) from
  operations before
  income taxes                  629    1,530   (2,907)     1,514      820
Net income (loss)               342      910   (3,614)       878      478
Net income (loss) per
  common share:
     Basic                      $.08   $0.21   ($1.43)   0.40(2)    $0.37(2)
     Diluted                    $.08   $0.20   ($1.43)  $0.40(2)     0.37(2)
Weighted average number
  of common and common
  equivalent shares used
  in calculation:
    Basic                     4,450    4,425     2,533  2,176(2) 2,176(2)
    Diluted                   4,484    4,491     2,533  2,188(2) 2,189(2)


Balance Sheet Data:                            At March 31
                                 -----------------------------------------
                                 1998     1997      1996      1995    1994
                                             (In thousands)

Working Capital                $10,769 $ 10,418   $10,684    $4,648   $3,771
Total Assets                    22,077   20,460    16,209     9,420    8,486
Total Liabilities                9,391    8,117     5,208     4,554    4,501
Retained Earnings (Deficit)       (127)    (469)   (1,379)    2,235    1,357
Shareholders' Equity            12,685   12,343    11,000     4,866    3,985
_____________________

(1)   Reflects  a non-cash, non-recurring charge.  See  "Item  7.
Management's  Discussion and Analysis of Financial Condition  and
Results of Operations."

(2) Share and per share data do not include 1,400,000 shares of the Company's Preferred Stock issued in September 1993 and redeemed in September 1996 in exchange for 980,000 shares of Common Stock (the "Preferred Stock").

(3) Reflects receipt of $850,000 from BTG to offset the direct ($421,000) and indirect costs of the terminated merger. Net income and basic and diluted net income per share would have been $85,000 and $0.02 respectively, excluding amounts associated with the aforementioned indirect cost.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS

     The  following  table sets forth for the  periods  indicated
certain  items  in  the  Company's  Consolidated  Statements   of
Operations expressed as a Percentage of total revenue for that period:

                                       Year Ended March 31,
                                   -----------------------------
                                    1998      1997      1996




Product  Sales                    78.13%     88.95%    90.41%
Services                          21.87      11.05      9.59
                                 -------    -------   --------
Net sales                        100.00     100.00    100.00
  Cost of Revenues                88.11      86.06     87.82
                                 ------     ------   -------
                                  11.89      13.94     12.18
  Cost of services provided
  Selling, general and
    administrative expenses       11.20(2)   11.54     8.60
  Compensatory stock arrangement    --        --       9.84(1)
  Interest expense                 0.02      0.01      0.03
Income (loss) from operations
  before income taxes              0.90      2.64     (6.14)
Net income(loss)                    .49      1.57     (7.64)
_______________________

(1)   Reflects  the  non-cash non-recurring charge of  $4,655,000 described below.

(2)   Includes $850,000 of payments from BTG to offset the direct
   ($421,000) and indirect cost of the terminated merger.

The following table sets forth revenues and cost of revenues as a percentage of each category:


                                        Year Ended March 31,
                                  1998          1997          1996
                                 ---------------------------------

Product sales:
  Revenues                        100.00%      100.00%     100.00%
  Cost  of products sold           95.46        92.07       94.54
                                  -------       ------    -------
                                   4.54%        7.93%        5.46%
                                  =======      =======    =======

Service Revenues
  Revenues                        100.00%      100.00%    100.00%
  Cost of revenues                 61.84        37.71      24.44
                                  -------      -------    ------
                                   38.16%       62.29%     75.56%
                                  =======      =======    ======




The Year Ended March 31, 1998 as compared to the Year Ended March 31, 1997.

     The  Company had net sales of approximately $69,601,000  for the Year
Ended   March   31,  1998  ("Fiscal  1998"),  as  compared   with
approximately  $58,062,000  for the Year  Ended  March  31,  1997

("Fiscal 1997"). This increase in sales of approximately 20% was primarily related to increased revenues from support services, (137%) with a modest increase in equipment sales (5%).

     Service revenue in Fiscal 1998 increased approximately 137% to $15,222,000 from $6,416,000 in Fiscal 1997. The cost of services provided increased to $9,414,000 from $2,420,000, primarily as a result of the Company hiring additional technical personnel and engaging third party vendors (such as CISCO, PIVOT, ISG and various other subcontractors) to participate in the providing of such services. On an aggregate basis, technical personnel salaries in Fiscal 1998 increased 87% to $4,517,000 from $2,420,000 in Fiscal 1997. This increase was due to the Company's hiring more technical personnel to meet current needs and as part of its long-term planning for the future growth in its consulting and service business. Technical personnel salaries as a percentage of service revenues were 30% in Fiscal 1998 and 38% in Fiscal 1997. The Company expects to continue to hire additional professional technicians and engineers for the Advanced Technology Group in order to meet the expected demand in the outsourcing and services business for the coming year and to not be so dependent on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.

     Costs of products sold increased 3.39% compared to Fiscal 1997 as a result of competitive market pressures effecting the mark-up on product sales. The Company currently faces a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. During the past five years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross margins for many microcomputer distributors including the Company and may result in a reduction in existing vendor subsides. Management of the Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in microcomputer industry.

     Selling, general and administrative ("SG&A") expenses were reduced by receipts of $850,000 from BTG to offset direct ($421,000) and indirect costs relating to the BTG merger (See "Termination of Merger Agreement"), were approximately $7,796,000 for Fiscal 1998, as compared to approximately $6,698,000 in
Fiscal   1997.   The  increase  in  SG&A  expenses  ($1,948,000),
exclusive   of   the  BTG  payments  ($850,000)  were   primarily
attributable to the Company's overall increase in overhead expenses due to the increase in the Company's infrastructure to support current and anticipated growth direct costs of the merger and a provision of $100,000 to strengthen the company's allowance for bad debts. The increase in overhead expenses primaily related to additional compensation cost for sales of personnel of approximately $530,000. Payroll taxes, other employee benefits and training of employee increased by approximately $355,000. Telephone expenses related to sales increased approximately $120,000. Deprecation and amortization increased approximately $116,000 due to the purchase of additional office equipment.


     The effective income tax rate for Fiscal 1998 and 1997 was 46% and 41%, respectively. The reason the effective income tax rate increased 5% was due to the several adjustments to prior year tax provisions.

     Accordingly, net income decreased to approximately  $342,000 in Fiscal 1998 from $910,000.

The Year Ended March 31, 1997 as compared to the Year Ended March
31, 1996.

     The Company had net sales of approximately $58,062,000 for the Year Ended March 31, 1997 ("Fiscal 1997"), as compared with approximately $47,326,000 for the Year Ended March 31, 1996 ("Fiscal 1996"). This increase in sales of approximately 23% was attributable to increased sales of equipment to both new and existing customers in Fiscal 1997, as well as to increased revenues from support services, including approximately $6,289,000 in revenue derived from the newly acquired subsidiary.

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

     Selling, general and administrative ("SG&A") expenses were approximately $6,698,000 for Fiscal 1997, as compared to approximately $4,070,000 in Fiscal 1996. SG&A expenses as a percentage of net sales increased to 11.54% in Fiscal 1997 from 8.60% in Fiscal 1996. This increase was primarily attributable to the Company's overall increase in overhead expenses and to the newly-formed subsidiary that acquired the business of Data.Com RESULTS, Inc. (" Data.Com"), which had SG&A expenses of approximately $1,513,000. Furthermore, due to the increase in sales volume, sales commissions and salaries increased by $100,000, and other employee payroll, benefits and payroll taxes increased by approximately $300,000. The increases were also due to increases in occupancy expenses and telephone expenses of approximately $222,000 for additional office space in New York City.

     Accordingly, net income increased to approximately  $910,000 in Fiscal 1997 from a loss of $(3,614,000) in Fiscal 1996, which included the 1996 non-cash, non-recurring charge of $4,655,000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company measures its liquidity in a number of ways, including the following:

                                           March 31,
                                    ------------------------
                                    1998      1997      1996
                          (Dollars in thousands, except current ratio data)


Cash and cash equivalents          3,992     2,880     5,285
Working capital                   10,769    10,386    10,684
Current ratio                     2.15:1    2.29:1    3.05:1
Secured notes payable                  5         5         5
Working capital line available     7,761     8,140     8,759

     During Fiscal 1998, the Company's net cash provided by operating activities was approximately $1,433,000. The cash provided by operating activities resulted from a decrease in inventory of $126,000, an increase in accounts payable and accrued expenses of $260,000 and an increase in income tax payable of $199,000 and an increase in deferred revenue of $810,000, offset by an increase in accounts receivable of $392,000 and deferred income tax of $350,000.

     The   Company  used  approximately  $321,000  in   investing
activities for the purchase of property, equipment and software.

     The Company finances much of its business through "floor-plan" financings, which are alternate credit lines provided by manufacturers or through lines of credit provided by vendors. The financing arrangements have aggregate credit limits of approximately $6,800,000 and allow the Company to borrow for between 30 and 60 days, interest-free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable and liens against all assets of the Company. The Company also has a $5,000,000 revolving credit facility from a bank, expiring on July 31, 1998, which the Company intends to renew. All of the floor-plan borrowings are subordinated to the Company's bank revolver except as to inventory and equipment, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. At March 31, 1998 and 1997, the Company's total outstanding debt under the floor-plan arrangements was approximately $4,124,000 and $5,155,000, respectively, and the revolver balance was $5,000 at the end of each year.

     The Company's current ratio decreased to 2.15:1 at March 31, 1998 from 2.29:1 at March 31, 1997.

     The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months and thereafter. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in unexpected expenditures or cash requirements.


Termination of the Merger Agreement

     On August 29, 1997, the Company entered into an Agreement and Plan of Merger (The "Agreement") with BTG, Inc., a Virginia corporation ("BTG"), and BTG Merger Sub, Inc., a wholly owned subsidiary of BTG, pursuant to which the Company was to be acquired by BTG for cash and stock valued at approximately $25 million.

     On  February  13, 1998, BTG, Inc. terminated  the  Agreement with the Company. As a result of the default, BTG paid the Company a $500,000 termination fee provided for in the Agreement. In addition, BTG paid the Company an additional $350,000 for out-of-pocket expenses in exchange for a release from future liability which may arise as a result of the termination of the Agreement. The Company recognized these payments as a reduction to selling and administrative expenses, reflecting an offset against the direct and indirect costs and expenses related to the BTG merger.

     The Company also entered into a cooperative marketing and service agreement with BTG under which the Company received a non-refundable advance payment of $900,000 from BTG for future consulting services to be provided during the 10 months period ending December 31, 1998. The Company is recognizing the revenue ratably over the term of the contract. The Company recognized $90,000 of income during the year ending March 31, 1998.The Company is not required to provide services exceeding $900,000.

Merger with Pivot Technologies, Inc

     On May 18, 1998 (the "Pivot Closing"), the Company acquired 19.9% of the shares (the "Shares") of Pivot Technologies, Inc. ("Pivot"), a remote network service provider, and an option (the "Option") to cause the merger ("Merger") of Pivot into a to be created wholly-owned subsidiary of the Company. No assurance can be given that the Company will exercise the Option. The aggregate purchase price for the Shares and the granting of the Option was $475,000, together with the Company`s obligation to contribute additional sums of $60,000, $68,000, $68,000, $75,000 and $75,000 respectively on each of the first five monthly anniversaries of the Pivot Closing, subject to Pivot's material compliance with their business plan. The Company further agreed to lend Pivot up to an additional $125,000 in six equal monthly installments commencing shortly after the acquisition of the Shares and the Option. The loan is to be repaid without interest on the first anniversary of the Pivot Closing or the redemption of the Company's interest in Pivot.

     The Option expires fifteen days after the end of the six month anniversary of the Pivot Closing ("Initial Option Period"), subject to extension. The Initial Option Period, shall be extended to up to three additional one month terms upon the payment of an additional $80,000 prior to the expiration of the Initial Option Period and the commencement of each addition extension period, respectively. If the Option is exercised, the Company will own all the issued and outstanding stock of Pivot upon the effectiveness of the Merger (the "Effective Time"). At such time, Pivot's stockholders, other than the Company and its affiliates, will receive (i) shares of the Company's Common Stock, $.001 par value per share having an aggregate value of $1,100,000 based on the thirty trading day average closing price of the Company Common Stock prior to the Pivot Closing (the average price was $2.916767 which would require distribution of approximately 377,130 shares of the Company's Common Stock), (ii) a number of five year warrants, to acquire 100,000 shares of the Company Common Stock at $2.916767, with such warrants becoming first exercisable one-third at the end of each of the first three years after the exercise of the Option, (iii) $337,600 in cash, and (iv) if the Company elects to exercise its Option during any of the extension periods, an additional amount of cash equal to fifty percent of the net profit after taxes generated by Pivot during the period commencing on the day after the end of the Initial Option Period and ending at the date the Option is exercised.

     If the Company extends the Initial Option Period for each of the three periods referred to above, but elects prior to the 75th day after the end of the Initial Option Period not to exercise its Option, Pivot will transfer to the Company, for no additional consideration, shares of Pivot Common Stock so that the Company will own on an aggregate basis, a 33.4 % interest in Pivot on a fully-diluted basis as determined as the date the Company elects not to exercise its Option.

     In the event the Company does not exercise its Option, Pivot shall have the right for one hundred eighty days after the option lapses to redeem all of its shares owned by the Company for 115% of the amount contributed by the Company as a capital contribution or to extend the Option period. The Company will have a right to put shares back to Pivot in the event the Option is not exercised at such time as Pivot receives suitable additional funding. The put price is the greater of (X) 125% of the amount contributed by the Company as a capital contribution or (Y) in the event the additional funding is equity financing or the issuance of convertible debt, the then fair market value thereof.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     This  information appears in Part IV, immediately  following
Item 14 of this Report.

ITEM  9.    CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND           FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:


  Name                    Age       Position(s)

Howard Pavony             47        Chairman of the Board of
Directors

Steven H. Rothman         49        Chief Executive Officer,
                                    President and a Director

Frank T. Wong             50        Vice President-Finance
                                            and Secretary

Robert A. Fries           44        Vice President

Ramon Mota                36        Vice President-Technology
                                    and a Director
William Lerner*           64        Director

Arnold J. Wasserman*      60        Director
___________

* Member of the Audit Committee and Compensation Committee.

     Howard Pavony served as the Company's Co-Chief Executive Officer, President and a Director since the Company's inception in May 1986 and has served as Chairman of the Board of Directors since September 1996. He has also served as Vice President of MTM Advanced Technology, Inc. since 1986. From 1977 until 1986, Mr Pavony was employed by Data Research Associates ("DRA"), a computer hardware and accessories company, rising to the positions of Vice President of Sales and member of the Executive Board of DRA.

     Steven H. Rothman served as the Company's Co-Chief Executive Officer, Vice President, and a Director since the Company's inception in May 1986 and has served as Chief Executive Officer, President and Director since September 1996. Mr. Rothman was the Company's Secretary from May 1986 to September 1995. He has also served as President of MTM Advanced Technology, Inc. since 1986. From 1976 until 1986, Mr. Rothman was employed by DRA, rising to the positions of Director of Marketing and member of the Executive Board.

     Frank Wong has served as the Company's Vice President-Finance since February 1992, as a Director from June 1993 to March 1998 and as Secretary since September 1995. Prior thereto, from 1975 to 1991, he served as Chief Accountant of the Carvel Corporation, a franchise ice cream distributor.

     Robert A. Fries has served as a Vice President and was a Director of the Company from May 6, 1996 to March 31, 1998. He joined the Company as a result of the acquisition of Data.Com. He was President of Data.Com RESULTS, Inc. from June 1986 until he joined the Company and now serves as Co-President of Data.Com.

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

     William Lerner has served as a Director of the Company since September 1995 and is the Chairman of the Audit and Compensation Committees. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania since 1991. From 1990 to 1991, Mr. Lerner was Vice President and general counsel to Hon Development Company, a California real estate development company. From 1986 to 1990, Mr. Lerner was a Vice President and general counsel of The Geneva Companies, a California based business valuation and mergers and acquisitions firm specializing in privately owned middle-market companies. Mr. Lerner previously served as the Director of Compliance with the American Stock Exchange and as a Branch Chief, Enforcement Attorney for the Securities and Exchange Commission. Mr. Lerner serves as a director of Helm; of Seitel, Inc., a New York Stock Exchange listed company engaged in several facets of the oil and gas business; and of Rent-Way, Inc., a NASDAQ listed company engaged in the rent-to-own business.

     Arnold J. Wasserman has, for the past 25 years, been a principal of P & A Associates, a leasing/consulting firm. Prior to that, he held positions with IBM and Litton Industries. Mr. Wasserman has consulted with major corporations in the areas of marketing, advertising and sales. He is a director of On-Sight Sourcing, Inc. and Stratasys, Inc., both publicly traded companies.

     All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify.
Officers are elected annually by, and serve at the discretion of, the Board of Directors.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from April 1, 1997 to March 31, 1998, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during Fiscal 1998, Fiscal 1997 and Fiscal 1996 by certain executive officers of the Company. No other executive officers received compensation in excess of $100,000 during such years.




                                                      Long-Term
                        Annual Compensation(1)       Compensation
                                                        Shares
Name and Principal                                    Underlying
Position              Year    Salary($)    Bonus($)   Options(#)
------------------   ------  ----------    --------   ---------
Howard Pavony         1998    $213,334       $  --         --
Chairman of the Board 1997    $185,417     $20,000     50,000
                      1996   $165,000      $20,000     10,000

Steven H. Rothman     1998    $213,334     $  --          --
  President and CEO   1997    $185,417     $20,000     50,000
                      1996   $165,000      $20,000     10,000


Robert Fries          1998    $139,992       $  --          -
  Vice President      1997    $103,326          --          0

Ramon Mota            1998    $110,333       $  --          -
  Vice-President      1997    $100,033    $  9,000      5,000
   Technology         1996    $ 95,000    $ 10,500          0


--------------------

(1) The compensation figures shown do not include the cost to the Company of benefits, including the use of automobiles leased or car allowances paid by the Company, premiums for life and health insurance and any other personal benefits provided by the Company to such persons, which are, in the aggregate, below reportable thresholds.


OPTION GRANTS IN LAST FISCAL YEAR

     The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended March 31, 1998, exercise information and potential realizable value.


                                                      Value of
                                      Number of     Unexercised
                                     Unexercised    In-The-Money
                 Shares                Options        Options
                Acquired             at FY-End(#)   at FY-End($)
                on Exer-    Value    Exercisable/   Exercisable/
Name            cise (#)   Realized Unexercisable  Unexercisable
--------------  -------   --------- -------------- --------------
Steven H. Rothman  0          0     80,000/30,000     $_ / $_
Howard Pavony      0          0     80,000/30,000     $_ / $_
Robert Fries       0          0          0/0          $0 / $0
Ramon Mota         0          0      25,000/5,000     $0 / $7,500




AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION
VALUES
     The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended March 31, 1998.

                                                      Value of
                                      Number of     Unexercised
                                     Unexercised    In-The-Money
                 Shares                Options        Options
                Acquired             at FY-End(#)   at FY-End($)
                on Exer-    Value    Exercisable/   Exercisable/
Name            cise (#)   Realized Unexercisable  Unexercisable
---------------  -------   --------  ------------  --------------
Steven H. Rothman  0          0     80,000/30,000     $_ / $_
Howard Pavony      0          0     80,000/30,000     $_ / $_
Robert Fries       0          0          0/0          $0 / $0
Ramon Mota         0          0      25,000/5,000     $0 / $7,500

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

EMPLOYMENT AGREEMENTS

     On September 1, 1996, Steven H. Rothman and Howard Pavony, respectively the Chief Executive Officer and Chairman of the Board of Directors of the Company, each entered into a five year employment agreement with the Company on the terms set forth below. Each agreement renews annually after the term unless either  party  elects to terminate.  Salary for the  fiscal  year ending March 31, 1998 was at the rate of $200,000. Under each agreement, the executive receives annual increases in salary equal to the greater of (i) the percentage increase in the Consumer Price Index; and (ii) $10,000. Each executive is entitled to participate in the Company's stock option plans and any incentive bonus program established from time to time, as determined by the Compensation Committee of the Board of Directors. Further, the Company will maintain a $1,000,000 life insurance policy on each executive's life, payable to the beneficiaries named by him, and maintain disability insurance for the benefit of each executive which will pay $150,000 per annum to him in the event of his permanent disability. In the event that there is a change in control of the Company, the executive will be entitled, upon such change of control, to terminate his employment and receive 2.9 times his annual salary as then in effect.

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

STOCK OPTION PLANS

     The  Company has established a 1993 Stock Option  Plan  (the
"1993 Plan") and a 1996 Stock Option Plan (the "1996 Plan") and, subject to Shareholder approval, a 1998 Stock Option Plan (the
"1998 Plan")

       Pursuant to the 1993 Plan, as of the date hereof, the Company has granted an aggregate of 267,500 stock options, including the grant of 20,000 options to the current outside directors of the Company on April 1, 1998. Of these, 113,333 are currently exercisable, and 27,500 have been exercised to date. 117,500 options have been canceled to date or lapsed and made available for regrant under the 1993 Plan.

     An aggregate of 185,000 options have been granted to date under the 1996 Plan. Of these, 25,000 are exercisable and 155,700 are unexercisable.4,300 options have been canceled to date abd made available for request under the 1996 Plan. No options have been exercised under the 1996 Plan, to date. No options have been granted under the 1998 Plan.

     As of the date hereof, Messrs. Pavony and Rothman each hold incentive stock options expiring on October 19, 2000 to purchase up to 10,000 shares of Common Stock at $6.125 per share and incentive stock options expiring on August 31, 2001 to purchase 50,000 shares of Common Stock at $4.43 per share( in addtion, each had option to purchase 50,000 shares of Common Stock lapse om May 9, 1998); Mr. Mota holds incentive stock options expiring on June 21, 1998 (issued in Fuscal 1994) to purchase up to 5,000 shares of Common Stock at $3.375 per share, incentive stock options expiring on February 24, 1999 (issue in Fiscal 1994) to purchase up to 15,000 shares of Common Stock at $1.25 per share, incentive stock options expiring on November 30, 2001 to purchase up to 5,000 shares of Common Stock at $2.50 per share and incentive stock options expiring on March 31, 2002 to purchase up to 5,000 shares of Common Stock at $3.875 per share; Mr. Wong holds incentive stock options expiring on June 21, 1998 to purchase 5,000 shares of Common Stock at $3.375 per share and incentive stock options expiring on July 10, 2000 to purchase up to 10,000 shares of Common Stock at $5.125 per share; Mr. Lerner holds options expiring on September 14, 2000 to purchase up to 2,500 shares of Common Stock at $7.00 per share, options expiring on August 19, 2001 to purchase up to 2,500 shares of Common Stock at $4.0625 per share and options expiring on March 31, 2008 to purchase up to 10,000 shares of Common Stock at $2.75 per share; and Mr. Wasserman holds options expiring March 31, 2008 to purchase up to 10,000 shares of Common Stock at $2.75 per share.

SUMMARY OF THE PLANS

     The 1993 Plan, the 1996 Plan, and the 1998 Plan (each, a "Plan"), provide for the grant of options to qualified employees (including officers and directors) of the Company, and its subsidiaries, independent contractors, consultants and certain other individuals to purchase shares of Common Stock. Each Plan must be administered by the Board of Directors or a committee of at least two disinterested members (and no interested members) of the Board of Directors (the "Compensation Committee"). The Board or the Compensation Committee has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the respective Plan. The exercise price of options may not be less than 100% (no such limitation with respect to the 1998 Plan) of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the outstanding Common Stock). Options may not be exercised more than 10 years after the date of grant. An option may be exercised by tendering payment of the purchase price to the Company or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of Common Stock having a fair market value equal to the exercise price or through a cashless exercise involving the cancellation of a portion of the shares underlying the options ("Option Shares") having a fair market value equal to the exercise price of the Option Shares issued and with respect to the 1998 Plan, by the cancellation of a number of options having an "in-the-money" value equal to the average price of the Options Shares issued. Options granted under the 1993 Plan and the 1996 Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the 1998 Plan, incentive stock options are as treated above, while non-qualified stock options may at the options of the Board of Directors or Compensation Committee, be transferable. Option Shares that are canceled or terminated may later be re-granted. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

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

     The 1998 Plan provides for the grant of options to purchase up to an aggregate of 250,000 Option Shares. Options granted under the 1998 Plan may be ISOs or NQSOs and may be granted in tandem with SARs, depending upon the terms established by the Board or the Compensation Committee at the time of grant.

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


                      Amount and Nature
                   of Beneficial Ownership   Percent of Class (1)
Name and Address            Common                  Common
of Beneficial Owner         Shares                  Shares
-------------------   ---------------------  ---------------------
Steven H. Rothman(2)      1,108,625 (3)(4)           24.9%

Howard Pavony(2)          1,107,500 (3)(5)           24.9%

Robert A. Fries
71 Peria Drive
Rocky Hill, CT  06061        87,000                   2.0%

Ramon Mota(2)                25,065 (3)               *

William Lerner
423 East Beau Street
Washington, PA  15301         5,000 (3)              *


Arnold Wasserman
1 Brookwood Drive
WestCaldwell, NJ 07006           0   (3)              *


All Directors and
executive officers
as a group (6 persons)      2,333,190 (3)(4)(5)        52.4%
-----------------
* Represents less than 1%.

(1) Based on 4,450,374 shares of Common Stock issued and outstanding as of the date of this Report.

(2)  The address of this person is c/o the Company, 614 Corporate
     Way, Valley Cottage, New York 10989.

(3) Includes options held by Steven Rothman and Howard Pavony each to purchase 30,000 shares of Common Stock, options to purchase 25,000 shares held by Ramon Mota and to purchase 5,000 shares held by Mr. Lerner which are currently exercisable. Does not include options held by each of Messrs. Pavony and Rothman to purchase 30,000 shares option held by Mr. Mota to purchase 5,000 shares which are not currently exercisable and options to purchase 10,000 shares held by Messrs. Lerner and Wasserman currently not exercisable.


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


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
     (a)(1)  Financial  Statements.
            Independent Auditors' Report                               F-1

            Consolidated Balance Sheets at March 31, 1998 and 1997     F-2

            Consolidated Statements of Income for                      F-3
            the years ended March 31, 1998, 1997 and 1996

            Consolidated Statements of Changes in Shareholders'        F-4
            Equity for the years ended March 31, 1998, 1997
            and 1996

            Consolidated Statements of Cash Flows for the
            the years ended March 31, 1998, 1997and 1996               F-5

            Notes to Consolidated Financial Statements                 F-6


     (2)   Financial Statement Schedules

           Financial Statement Schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the Consolidated Financial Statements or the notes thereto.

     (3)  Exhibits

          2.1 Asset Purchase Agreement dated as of May 1, 1 996 by and among DATA.COM RESULTS, INC. ("DATA.COM"), the sole shareholder of DATA.COM, the Company and the Company's wholly-owned subsidiary, DATA.COM DIRECT, INC. (4)

          2.2 Stock Purchase and Option Agreement dated May 15, 1998 by and among the Company, Pivot Technologies, Inc. and certain Pivot Shareholders. (7)

          3.1  Certificate of Incorporation of the Company, as amended.(1)

          3.2  Certificate of Amendment filed September 10, 1996. (6)

          3.3  By-Laws of the Company.(1)

         10.1 Lease Agreement between the Company and Asso ciates of Rockland County dated July 30, 1989 (1)

         10.2  Revised 1993 Employee Stock Option Plan.(1)

         10.3 Revolving Credit Line Agreement between The Bank of New York and the Company.(1)

         10.4 Modification and Extension Agreement dated N ovember 12, 1992 between the Bank of New York and the Company.(1)

         10.5 Remarketer/Integrator Agreement between Dell Marketing L.P. and Company, as amended.(1)

         10.6 Amendment to Lease between the Company and associates of Rockland County dated as of July 23, 1992. (1)

         10.7  Dealer Addendum, as amended, to IBM Agreement for
               Authorized Dealers and Industry Remarketers.(1)

         10.8 Master Purchase Agreement between Paine Webber Incorporated and the Company.(1)

         10.9  Agreement for Wholesale Financing between Deutsche
               Financial Service (f/k/a/ ITT Commercial Finance Corp.) and the Company.(1)

        10.10 September 13, 1993 amendment to Paine Webber Incorporated agreement.(1)

        10.11 Extension Agreement between the Bank of New York and the Company dated March 3, 1994.(2)

        10.12 Agreement of Cancellation and Termination of Franchise Agreement and general release, dated March 28, 1995.(3)

        10.13 Amendment to Revolving Loan Agreement between the Company and the Bank of New York, dated March 28, 1995.(3)

        10.14 Pledge and Escrow Agreement dated as of May 6, 1996 among the Company, Data.Com and Mr. Fries.(4)

        10.15 Employment Agreement dated as of May 6, 1996 between the Company and Mr. Fries.(4)

        10.16 Employment Agreement dated April 1, 1996 between the Company and Mr. Mota.(5)

        10.17 Lease Extension between the Company and Associates of Rockland County dated as of February 29, 1996.(5)

        10.18 Employment Agreement between the Company and Steven H. Rothman, dated September 1, 1996.(6)

        10.19 Employment Agreement between the Company and Howard Pavony, dated September 1, 1996.(6)

        10.20 Agreement and Plan of Merger by and among the Company, a to be formed wholly-owned subsidiary, and Pivot Shareholders, to be entered into if Option is exercised pursuant to Stock Purchase and Option Agreement referred to in 2.2 above.(7)

       10.21 Lease Agreement between 270 Madison Limited Partnership as landlord and the Company as tenant for space located at 270 Madison Avenue.

       11.1   Statement Re: Computation of Per Share Earnings

       21.1   Subsidiaries of the Company.(5)

       27.1   Financial Data Schedule.


1.   Incorporated by reference from the Company's Registration
     Statement on Form SB-2 for October 26, 1993 (No. 33-62932NY).

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

6. Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

7. Incorporated by reference from the Company's Current Report on Form 8-K dated May 15, 1998.

     (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated May 15,
1998, reporting that it had entered into an agreement to acquire a 19.9% interest in Pivot Technologies, Inc. and an option to cause the merger thereof into the Company.

                    Report of Independent Auditors


Board of Directors and Shareholders
Micros-To-Mainframes, Inc.


We have audited the accompanying consolidated balance sheets of Micros-To-Mainframes, Inc. as of March 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micros-To-Mainframes, Inc. at March 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Stamford, Connecticut
May 29, 1998

                      Micros-To-Mainframes, Inc.
                      Consolidated Balance Sheets


                                                   March 31,
                                                1998        1997
                                            ------------------------
Assets
Current assets:
Cash and cash equivalents                 $  3,991,593   $ 2,879,578
Accounts receivable - trade, less allowance
of $140,000 and $41,000                     14,000,562    13,707,458
Inventory                                    1,332,322     1,458,467
Prepaid expenses and other current assets      396,618       410,817
Deferred income taxes                          402,400        47,000
                                           --------------------------
Total current assets                        20,123,495    18,503,320
Property and equipment:
Leasehold improvements                         100,206        97,426
Furniture, fixtures and other equipment      1,852,350     1,555,840
                                           --------------------------
                                             1,952,556     1,653,266
Less accumulated deprecation
 and amortization                              877,683       626,940
                                            -------------------------
                                             1,074,873     1,026,326

Goodwill, net of accumulated amortization
  of $113,819 and $54,450                      777,181       836,550
Other assets                                   100,951        94,294
                                           --------------------------
Total assets                               $22,076,500   $20,460,490
                                           ==========================

Liabilities and shareholders' equity
Current liabilities:
Secured notes payable                  $         5,000         5,000
Accounts payable and accrued expenses        8,166,141     7,905,693
Income taxes payable                           373,284       174,553
Deferred revenue                               810,000          -
                                            -------------------------
Total current liabilities                    9,354,425     8,085,246
Deferred income taxes                           37,000        32,000
                                            -------------------------
Total liabilities                            9,391,425     8,117,246

Shareholders' equity:
Common stock, $.001 par value; 10,000,000
shares authorized; 4,450,374 shares issued
and outstanding at March 31, 1998 and 1997       4,450        4,450
Additional paid-in capital                  12,807,900   12,807,900
Retained equity (deficit)                     (127,275)    (469,106)
                                            ------------------------
Total shareholders' equity                  12,685,075   12,343,244
                                           -------------------------
Total liabilities and shareholders' equity $22,076,500  $20,428,490
                                           =========================


See accompanying notes.

                      Micros-To-Mainframes, Inc.

                 Consolidated Statements of Operations



                                               Year ended March 31,
                                            1998        1997       1996
                                         ---------------------------------
Net revenues:
  Products                             $54,378,851  $51,646,003  $42,789,681
  Services                              15,222,379    6,416,470    4,536,656
                                      --------------------------------------
                                         69,601,230  58,062,473   47,326,337
Costs and expenses:
  Cost of products sold                  51,912,015  47,548,895   40,452,206
  Cost of services provided               9,413,815   2,419,527    1,108,941
  Selling, general and administrative
    expenses                              7,796,253   6,698,265    4,070,111
  Compensatory stock arrangement            -           -          4,655,000
                                      --------------------------------------
                                         69,122,083  56,666,687   50,286,258

Other income                                163,121     140,788       66,179
Interest expense                             13,437       6,136       13,325
                                      ---------------------------------------
Income (loss) from operations before
   income taxes                             628,831   1,530,438   (2,907,067)
Provision for income taxes                  287,000     620,450      707,000
                                     ----------------------------------------
Net income (loss)                         $ 341,831  $  909,988  $(3,614,067)
                                     ========================================

Net income (loss) per common share:
      Basic                                $  .08      $  .21     $  (1.43)
                                     ========================================

      Diluted                              $  .08      $  .20     $  (1.43)
                                     ========================================

Weighted average number of common
and common equivalent shares used
in calculation:
   Basic                                 4,450,374   4,425,073     2,532,777
                                    =========================================
   Diluted                               4,483,881   4,491,319     2,532,777
                                    =========================================


See accompanying notes.

                      Micros-To-Mainframes, Inc.

                 Consolidated Statements of Changes in
                         Shareholders' Equity


                         Preferred Stock     Common Stock
                         ---------------   ---------------
                         Number            Number            Additional    Retained
                           of                of              Paid-In       Earnings/
                         Shares   Amount   Shares   Amount    Capital      (Deficit)       Total
                        ----------------------------------------------------------------------------
Balance at March 31,1995  1,400,000 $1,400   2,177,410  $2,178  $ 2,627,485  $2,234,973   $ 4,866,036


Issuance of common
stock:
Employee options
exercised                                      7,500       7       14,680                     14,687
Underwriter
  Representative
  Warrants exercised                          100,000    100      438,650                    438,750
Warrants exercised and
  redeemed less offering
  expenses of $78,076                       1,078,464  1,078    4,638,959                  4,640,037
Compensatory stock
arrangement                                                     4,655,000                  4,655,000
Net loss                                                                    (3,614,067)   (3,614,067)
                         -----------------------------------------------------------------------------
Balance at March 31,1996 1,400,000   1,400  3,363,374  3,363   12,374,774   (1,379,094)   11,000,443


Conversion of preferred
    stock               (1,400,000) (1,400)   980,000    980          420                      -
Issuance of common
    stock:
Employee options
  exercised                                    20,000     20        24,980                    25,000
Acquisition of
  subsidiary                                   87,000     87       407,726                   407,813
Net income                                                                      909,988      909,988
                        ----------------------------------------------------------------------------
Balance at March 31,1997    -        -      4,450,374  4,450    12,807,900     (469,106)  12,343,244


Net income                  -        -        -         -             -         341,831      341,831
                         ---------------------------------------------------------------------------
Balance at March 31,1998    -     $  -      4,450,374 $4,450   $12,807,900   $ (127,275) $12,685,075
                         ===========================================================================

See accompanying notes.

                      Micros-To-Mainframes, Inc.

                 Consolidated Statements of Cash Flows


                                                   Year ended March 31,
                                                 1998      1997      1996
                                            -------------------------------
Operating activities
Net income (loss)                          $  341,831      $ 909,988  $(3,614,067)

Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
Depreciation and amortization                  331,976       223,506       90,269
Compensatory stock arrangement                  -              -        4,655,000
Deferred income taxes                         (350,400)        -         -
Bad debt expense                                99,000         -         -
Other non-cash charges (credits)                 -             5,000      (14,000)
Changes in operating assets and
liabilities, net of effects of
acquisition in 1997:
Accounts receivable                           (392,104)   (3,418,345)   (2,121,743)
Inventory                                      126,145       (96,068)     (278,951)
Prepaid expenses and other current
  assets                                        14,199        22,609      (158,679)
Other assets                                    (6,657)      (25,132)      (38,883)
Accounts payable and accrued expenses          260,448     1,886,072       801,777
Income taxes payable                           198,731        55,413      (147,314)
Deferred revenue                               810,000         -            -
                                          -----------------------------------------
Net cash provided by (used in) operating
activities                                   1,433,169      (436,957)     (826,591)

Investing activities
Purchase of property and equipment            (321,154)     (682,034)     (149,304)
Purchase of subsidiary, net of cash
  acquired                                        -       (1,311,018)         -
                                          -----------------------------------------
Net cash used in investing activities         (321,154)   (1,993,052)     (149,304)

Financing activities
Net proceeds from issuance of common
   stock                                         -            25,000     5,093,474
                                          -----------------------------------------
Net cash provided by financing
  activities                                     -            25,000     5,093,474
                                           ----------------------------------------

Increase (decrease) in cash                 1,112,015     (2,405,009)    4,117,579
Cash and cash equivalents at beginning
  of year                                   2,879,578       5,284,587    1,167,008
                                           ---------------------------------------
Cash and cash equivalents at end of year  $ 3,991,593      $2,879,578  $ 5,284,587
                                          ========================================



See accompanying notes.

                      Micros-To-Mainframes, Inc.

              Notes to Consolidated Financial Statements



1. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Micros-To-Mainframes, Inc. and its wholly-owned subsidiaries, Data.Com RESULTS, Inc., "Data.Com" (see Note 7) and MTM Advanced Technology, Inc., hereafter, collectively referred to as the "Company". Significant intercompany accounts and transactions have been eliminated. The Company is a premier provider of network analysis & diagnostics, management, architecture, design, implementation and support services serving the New York Tri-State area. The Company practices in Network Protocol Analysis, Network OS Consulting, Internet & Network Security, Integrated Communications, and Life Cycle Managed Services create a comprehensive computer and communication services suite. Their many corporate, commercial, and institutional clients choose the Company for best practices support from the end user to the enterprise.

The Company purchases microcomputers and related products directly from suppliers as either an authorized dealer or a value added reseller. The Company has entered into authorization agreements with major suppliers which can be terminated by the supplier, with or without cause, upon 30 to 90 days notice, or immediately upon the occurrence of certain events. Sales of products purchased from the Company's two largest suppliers were 23% and 16% in fiscal 1998. In fiscal 1997, product from three of the Company's largest suppliers accounted for 20%, 26%, and 13% of sales. In fiscal 1996, product from these three suppliers accounted for 24% , 26%, and 13% of sales. The Company believes that it has excellent relationships with its major suppliers, however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed the Company may have difficulty obtaining inventory at a cost which would allow for resale at a competitive market price.

Certain amounts have been reclassified to conform to current year presentation.

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

                      Micros-To-Mainframes, Inc.

1. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method. Furniture, fixtures and other equipment have useful lives ranging from 3 to 7 years.

Leasehold improvements are depreciated over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to operations as incurred.

The Company incurred approximately $273,000, $169,000 and $90,000 in depreciation expense for the years ended March 31, 1998, 1997 and 1996, respectively.

Goodwill

The goodwill is being amortized using the straight-line method over 15 years (see Note 7).

Impairment of Long-Lived Assets

Long-lived assets, including goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At March 31, 1998, no such impairment existed. The Company measures the potential impairment of long-lived assets, including goodwill, by the undiscounted value of expected operating cash flow in relation to the assets to which it applies.

Income Taxes

Deferred income taxes are provided, using the liability method, for temporary differences between financial and tax reporting, which arise principally from the deductions related to the allowances for doubtful accounts, certain deferred contract revenues, the basis of inventory and differences arising from book versus tax depreciation methods.

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

                      Micros-To-Mainframes, Inc.

1. Summary of Significant Accounting Policies (continued)

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128"), which supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. FAS No. 128 replaces primary and fully diluted EPS with basic and diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Earnings per share for 1997 and 1996 have been restated to conform to the requirements of FAS No. 128.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

The Company's customers are primarily mid to large size corporations in diversified industries located in the New York tri-state area. Receivables from the Company's largest customer approximated 26% of trade receivables at March 31, 1998. Receivables from two major customers approximated 18% and 13% of the Company's trade receivables at March 31, 1997. One customer accounted for approximately 13% of the Company's revenue for fiscal 1998. Two customers each accounted for 13% of the Company's revenues in fiscal 1997, and 18% and 16% in fiscal 1996. The loss of a principal customer would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss. The Company has not historically experienced any material losses due to uncollectible accounts receivable.

                      Micros-To-Mainframes, Inc.

2. Credit Facilities

The Company has entered into several financing agreements for the purchase of inventory. These agreements aggregate approximately $6,800,000 at March 31, 1998 and $8,300,000 (approximately $2,676,000 and $3,145,000 unused) at March 31, 1998 and 1997, respectively, and generally provide for thirty day repayment terms. Current borrowings under these agreements are included in accounts payable and accrued liabilities. These agreements are secured by the related inventory and/or accounts receivable and liens against all assets of the Company. In addition, one of these agreements provides for minimum amounts of tangible net worth and specified financial ratios. These agreements will remain in effect until terminated by either party. All such borrowings are subordinated to the bank financing, except as to inventory and equipment, pursuant to an intercreditor agreement (see below).

A revolving credit facility expiring July 31, 1998 allows the Company to borrow up to $5,000,000 with an interest rate of either (1) the bank's Alternate Base Rate (ABR); or (2) the Eurodollar rate plus 2%, depending on certain factors as stipulated in the agreement. At March 31, 1998 and 1997, the Company had $5,000 outstanding under this facility with interest payable at the bank's ABR of 8.50%.

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

Interest   paid   during  fiscal  1998,  1997  and   1996   aggregated
approximately $13,000, $6,000 and $1,000, respectively.

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

                      Micros-To-Mainframes, Inc.

3. Shareholders' Equity (continued)

Preferred Shares

In the fourth quarter of fiscal 1996, the thresholds for convertibility of 1,400,000 shares of preferred stock were considered probable. In conjunction with this determination, the Company and the holders of the preferred shares committed to accelerate the convertibility and fix the amount of compensation expense to be charged to earnings. The Board of Directors and the preferred shareholders agreed subject to the receipt of necessary stockholders' consent and an independent appraisal as to the equivalent value of the preferred stock and the common stock, to the conversion of the preferred shares into common shares. The appraisal concluded that the 1,400,000 preferred shares were equivalent to 980,000 common shares. The conversion was consummated upon stockholder approval at the August 20, 1996 meeting of Company stockholders. Based on the market value of the Company's common stock at March 31, 1996, the Company recognized a non-recurring, non-cash charge of $4,655,000.

In addition, at the Annual Meeting of Shareholders on August 20, 1996, the Company amended its Certificate of Incorporation, eliminating the old Series A Preferred Stock and authorizing a new class of 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of March 31, 1998, there were no preferred shares issued and outstanding.

Employee Stock Option Plan

The 1993 Employee Stock Option Plan (the 1993 Plan) was adopted by the Company in May 1993 and the 1996 Stock Option Plan (the 1996 Plan) was approved by the shareholders of the Company on August 20, 1996. The Plans provide for granting of options, including incentive stock options, non-qualified stock options and stock appreciation rights to qualified employees (including officers and directors) of the Company, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000 and 350,000 shares of common stock in the 1993 Plan and 1996 Plan, respectively. The exercise price of options generally, may not be less than 100% of the fair market value of the Company's' common stock at the date of grant. Options may not be exercised more than ten years after the date of grant. Options granted under the Plans become exercisable in accordance with different vesting schedules depending on the duration of the options.

                      Micros-To-Mainframes, Inc.

3. Shareholders' Equity (continued)

Information regarding the Company's stock option plans is summarized below:

                                       1993 Plan             1996 Plan
                               ------------------------------------------------
                                  Number     Option         Number     Option
                                    of       Exercise          of      Exercise
                                  Options    Price Per      Options   Price Per
                                              Share                     Share
                               ------------------------------------------------
Outstanding at March 31, 1995    195,000     $1.25 - $3.375

Terminated and canceled           (2,500)    $3.375
Options issued during the year    40,000     $5.125-$7.00
Options exercised during the year (7,500)    $1.25 -$3.375
                                 ---------
Outstanding at March 31, 1996     225,000    $1.25 -$7.00


Options issued during the year     15,000    $3.94 - $4.06     145,000  $2.50 - $4.43
Options exercised during the year (20,000)   $1.25                 -
                                  ---------                    --------
Outstanding at  March 31, 1997     220,000   $1.25 - $7.00     145,000  $2.50 - $4.43


Option issued during the year        -           -              40,000   $2.875 -$3.875
Options canceled during the year     -           -              (4,300)  $2.875
                                   ---------                   --------
Outstanding at March 31, 1998      220,000   $1.25 - $7.00      180,700  $2.50-$4.43

The weighted-average exercise price of the total options outstanding at March 31,1998 is $3.82 and the weighted-average contractual life is
8.2 years.

The weighted-average fair value of options granted during fiscal 1998 and 1997 is $2.77 and $3.41, respectively.

There were 213,333 and 202,500 options exercisable at March 31, 1998 and 1997, under the 1993 Plan and 25,000 options exercisable at March 31, 1998 under the 1996 Plan.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998 and 1997 and 1996, respectively: risk-free interest rate 6.0%; no dividend yield; a volatility factor of the expected market price of the Company's Common Stock of 0.57, 0.78 and 0.91 and an expected life of 8.0, 8.5 and 8.1 years.
                             F-11

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                              Year ended March 31,
                                          1998      1997       1996
                                       ---------------------------------

Pro forma net income (loss)            $301,225  $883,825   $(3,702,449)
                                      ==================================
Pro  forma income (loss) per share  -
basic and diluted                      $ .07      $ .20       $ (1.46)
                                      ==================================

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

Earnings Per Share

The following table presents the computation of basic and diluted income (loss) per share:

                                            1998       1997       1996
                                         -----------------------------------
 Numerator:
   Net income (loss)                     $ 341,831   $ 909,988   $(3,614,067)
                                         ===================================

 Denominator:
  Denominator for basic earnings
    per share-weighted-average shares    4,450,374   4,425,073     2,532,777

  Dilutive effect of employee
    stock options and warrants              33,507      66,246       -
                                        ------------------------------------
  Denominator for diluted earnings
     per share                             4,483,881 4,491,319    2,532,777
                                        -------------------------------------

   Net income (loss) per share-basic     $     .08     $   .21     $  (1.43)
                                        ====================================

   Net income (loss) per share-diluted   $     .08     $   .20     $  (1.43)
                                        ====================================

                      Micros-To-Mainframes, Inc.

3. Shareholders' Equity (continued)

Options to purchase 45,000 and 155,000 shares of common stock, outstanding as of March 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. Options to purchase 225,000 shares of common stock as of March 31, 1996 were not included in the computation of diluted earnings per share because the Company had a net loss in 1996, and therefore, the inclusion of those options would be antidilutive. The conversion of the Company's preferred stock into 980,000 shares of common stock were excluded from the March 31, 1996 calculation of diluted earnings per share as the specified earnings targets had not been met at such date.

4. Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for income taxes consists of the following:

                                          Year ended March 31,
                                         1998      1997      1996
                                       -----------------------------
    Federal:
     Current                           $513,100  $463,450   $568,300
     Deferred                          (289,000)    5,000    (14,000)
                                      -------------------------------
                                        224,100   468,450    554,300
    State:
     Current                            124,300   152,000    152,700
     Deferred                           (61,400)      -        -
                                      -------------------------------
                                       $287,000  $620,450   $707,000
                                       ==============================

The reconciliations of income tax computed at the federal statutory tax rates to actual income tax expense are as follows:
                                               Year ended March 31,
                                          1998       1997        1996
                                        -------------------------------
    Tax expense (benefit) at statutory
      rates applied to pretax earnings  $213,800    $520,000  $(988,000)
    Compensatory stock arrangement
      without tax benefit                   -         -       1,583,000
    State income taxes, net of federal
     benefit                               41,500    100,000    101,000
    Other                                  31,700        450     11,000
                                        -------------------------------
                                         $287,000   $620,450 $  707,000
                                        ===============================

                      Micros-To-Mainframes, Inc.

4. Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                          1998        1997
                                     -------------------------
 Deferred tax assets:
  Reserve for bad debts                $  54,000   $  17,000
  Inventory reserve                       24,000      21,000
  Deferred revenue                       313,000         -
  Other, net                              11,400       9,000
                                        ---------------------
                                         402,400      47,000

 Deferred tax liabilities:
  Depreciation                            37,000      32,000
                                       ----------------------
  Net deferred tax assets               $365,400    $  15,000
                                       ======================

Income taxes paid during fiscal 1998, 1997 and 1996 aggregated approximately $557,000, $560,000, and $871,000, respectively.

5. Commitments and Contingencies

Leases

The Company leases three locations for its administrative and operational functions under operating leases through August 2002. The Company is presently negotiating the renewal terms for its Valley Cottage, NY and Manhattan locations. In addition, the Company leases five cars for the use of certain employees, including its officers, as well as office equipment.

Future minimum annual lease payments under operating leases are as follows:

       Twelve months ending:
          March 31, 1999                     $114,900
          March 31, 2000                       53,150
          March 31, 2001                       22,325
          March 31, 2002                        3,380
          March 31, 2003                         -
                                             --------
                                             $193,755
                                             ========

Rental expense for operating leases approximated $356,000, $460,000 and $210,000, respectively, for fiscal 1998, 1997 and 1996.

                      Micros-To-Mainframes, Inc.

6. Employee Savings Plan

The Company has an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, all employees who are at least 21 years of age and have completed one year of service are eligible to defer up to 15% of their pre-tax compensation, but not more than $9,500 per calendar year. The Company matches 10% of employee contributions to a maximum of six percent of the employees salary. The Company contributed approximately $18,000 and $12,000 to the plan in fiscal 1998 and 1997 respectively.

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

In addition to the above consideration, contingent consideration is payable in the Company's common stock based upon defined future levels of Data.Com's earnings before taxes, depreciation, and amortization ("EBTDA") through Fiscal 1999. The maximum number of shares to be issued are 25,000, 25,000, and 35,000 in fiscal 1997, 1998, and 1999, respectively. The contingent consideration is not included in the calculation of the acquisition cost. No shares were issued in fiscal 1998 or 1997. Compensation expense will be recognized during the target period; when such targets are considered achievable, based on the market value of the Company's common stock.

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

                                          1997        1996

    Net sales                          $58,907,524  $  52,518,181
    Net income (loss)                      957,704     (3,775,433)

    Earnings (loss) per share:
    Basic                                   .22           (1.49)
    Diluted                                 .21           (1.49)

                      Micros-To-Mainframes, Inc.

8. Termination of the Merger Agreement

On August 29, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with BTG, Inc., a Virginia corporation ("BTG"), and BTG Merger Sub, Inc., a wholly-owned subsidiary of BTG, pursuant to which the Company was to be acquired by BTG for cash and stock valued at approximately $25 million.

On February 13, 1998, BTG, Inc. terminated the Agreement with the Company. As a result of the default BTG paid the Company a $500,000 termination fee. In addition, BTG paid the Company for out-of-pocket expenses of $350,000 in exchange for a release from future liability which may arise as a result of the termination of the Agreement. The Company recognized these payments as a reduction to selling, general and administrative expenses, reflecting an offset against the direct and indirect costs and expenses related to the BTG merger.

The Company also entered into a cooperative marketing and service agreement with BTG, under which the Company received a non-refundable payment of $900,000 from BTG for consulting services to be provided during the 10 month period ending December 31, 1998. The Company is recognizing this revenue ratably over the term of the contract. The Company recognized $90,000 of income during the year ended March 31, 1998. The Company is not required to provide services exceeding $900,000.

                      Micros-To-Mainframes, Inc.

9. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 1998, 1997 and 1996:

                              June 30    September 30  December 31   March 31
                            -------------------------------------------------
                                    (In Thousands, except per-share data)

Fiscal 1998

Net revenues                     $17,576    $17,338     $15,835     $18,852
Cost of products sold             13,656     13,333      11,162      13,761
Cost of services provided          1,887      1,992       2,467       3,068
Net income                           130        128         73          11 (1)
Net income per common
  share:
    Basic                            .03        .03        .02         .00 (1)
    Diluted                          .03        .03        .02         .00 (1)

Fiscal 1997

Net revenues                      $13,311    $13,450     $13,679     $17,622
Cost of products sold              10,999     11,245      11,024      14,289
Cost of services provided             427        539         655         798
Net income (loss)                     256         79         171         404
Net income (loss) per
  common share:
   Basic                              .06        .02         .04         .09
   Diluted                            .06        .02         .04         .09


Earnings per common share calculations for each of the quarters were based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(1)Includes a termination fee of $850,000 (approximately $370,000 after tax) received from BTG. This amount was recognized as a reduction to selling, general and administrative expenses, as an offset against the direct and indirect costs and expenses related to the BTG merger.

                      Micros-To-Mainframes, Inc.

10. Subsequent Events

On May 18, 1998, the Company acquired 19.9% of Pivot Technologies, Inc. ("Pivot"), a remote network servicer, and an option (the "Option") to cause the merger of Pivot into a to be created wholly-owned subsidiary of the Company. In consideration for the Option and the Pivot Shares, Micros-to-Mainframes paid Pivot (exclusive of the merger consideration payable upon any exercise of the Option) $475,000 and agreed to make further payments if Pivot is in material compliance with its Business Plan, as defined in the Purchase and Option Agreement, up to an aggregate of $346,000 over a five month period commencing one month after Closing. The Company further agreed to lend Pivot up to an additional $125,000 in six (6) equal monthly installments. Such loan is payable, without interest, twelve months after its issuance, or upon redemption of MTM's interest in the event the Option is exercised. No assurance can be given that the Company will exercise the Option. Pursuant to the Option, the shareholders of Pivot (exclusive of MTM) would receive 377,130 shares of MTM's Common Stock, five (5) year warrants to acquire 100,000 shares of MTM's Common Stock at $2.916767 per share, with such warrants becoming first exercisable one-third at the end of each of the first three years after the exercise of the Option, and $337,600 in cash. The Option has a term of six (6) months, and may be extended for up to three additional one month terms upon the payment of an additional $80,000 prior to the expiration of the Initial Option Period and the commencement of each additional extension period, respectively. The Company will have certain other rights if the Option is not exercised or if Pivot receives additional funding.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 1998

MICROS-TO-MAINFRAMES, INC.

By:  /s/ Steven H. Rothman
     Steven H. Rothman
     CEO and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Howard Pavony             Chairman of the Board         June 19,1998
----------------
Howard Pavony


/s/ Steven H. Rothman         President,                    June 19,1998
--------------------
Steven H. Rothman             Principal Executive
                              Officer and Director


/s/ Frank Wong                Vice President-Finance        June 19,1998
---------------------
Frank Wong                    (Principal Financial and
                               Accounting Officer)


/s/ Ramon Mota                Vice President-Technology     June 19, 1998
---------------------
Ramon Mota


/s/ William Lerner            Director                      June 19, 1998
-----------------------
William Lerner


/s/ Arnold J. Wasserman       Director                      June 19, 1998
------------------------
Arnold J. Wasserman

     EXHIBIT INDEX

Exhibit No.         Description

10.18          Lease Agreement between 270 Madison Limited
               Partnership as landlord and the Company as tenant for space located at 270 Madison Avenue.

27.1           Financial Data Schedule.