Form 10-Q
period 1998-06-30
MICROS TO MAINFRAMES INC
filed 1998-07-22
CIK 906282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998



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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Security
Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 par value - 4,450,374 shares as of July 21, 1998

PART I: FINANCIAL INFORMATION:

ITEM 1: Financial Statements


                      Micros-to-Mainframes, Inc

               Condensed Consolidated Balance Sheets

                                                     June 30,      March 31
                                                       1998          1998
                                                    (unaudited)

                                 Assets

Current Assets
Cash and cash equivalents                          $ 2,680,806      $  3,991,593
Accounts receivable, net                            12,998,923        14,000,562
                                                     1,147,726         1,332,322
Prepaid expenses and other current asset               452,201           396,618
Deferred income tax                                    309,000           402,400
                                                    ----------        ----------
Total current assets                                17,588,656        20,123,495


Property, plant and equipment                        1,988,305         1,952,556
Less accumulated deprecation and amortization          951,682           877,683
                                                   -----------        ----------
                                                     1,036,623         1,074,873


Goodwill, net of accumulated amortization              762,330           777,181
Investment and advances in Pivot, at cost              594,739              -
Other Assets                                           143,919           100,951
                                                    ----------        ----------
Total assets                                     $  20,126,267      $ 22,076,500
                                                    ==========        ==========



Liabilities and Shareholders' Equity
Current liabilities:
Secured notes payable                             $     5,000       $      5,000
Accounts payable and accrued expenses               6,469,722          8,166,141
Income taxes                                          181,988            373,284
Deferred revenue                                      540,000            810,000
                                                    ---------          ---------
Total current liabilities                           7,196,710          9,354,425
Deferred Income taxes                                  37,000             37,000
                                                   ----------          ---------
                                                    7,233,710          9,391,425

Shareholders' Equity
Common stock                                            4,450              4,450
Additional paid-in capital                         12,807,900         12,807,900
Retained earnings (deficit)                            80,207           (127,275)
                                                   ----------         ----------
Total shareholders' equity                         12,892,557         12,685,075
                                                   ----------         ----------
Total liabilities and shareholders' equity         20,126,267         22,076,500
                                                   ==========         ==========

See accompanying footnotes

                            Micros-to-Mainframes, Inc.

                  Condensed Consoliadated Stataments of Income





                                          Unaudited Three Months

                                              Ended June 30
                                               1998        1997
                                          --------------------------

Revenue
    Products                          $   12,042,541  $ 14,651,144
    Service related sales                  5,030,018     2,924,731
                                         -----------   -----------
                                          17,072,559    17,575,875
                                         -----------   -----------
      Costs and expenses:
      Cost of products sold               11,840,135    13,656,247
      Cost related to service sales        2,905,478     1,886,615
      Selling, general and
          administrative expenses          2,282,956     1,831,363
                                          ----------    ----------
                                          17,028,569    17,374,225
                                          ----------    ----------

      Other Income                          310,455         19,229
      Interest expenses                       2,963            485
                                          ---------     ----------
                                            351,482        220,394

      Provision for income taxes            144,000         90,000
                                         ----------     ----------
                                       $    207,482    $   130,394

Net income per common share:
           Basic                         $     0.05    $      0.03
                                        ===========    ===========
           Diluted                       $     0.05    $      0.03
                                        ===========    ===========

Weighted average number of common and common equivqlent shares used in calculation

           Basic                         4,450,374     4,450,374
                                         =========     =========

           Diluted                       4,456,468     4,467,281
                                         =========     =========










See accompanying footnotes


                           Micros-to-Mainframes, Inc

                      Condensed Consolidated Statement of Cash Flows


                                                                   Unaudited
                                                         Three Months Ended June 30
                                                                   1998           1997
Operating activities
Net income                                                $      207,482  $     130,394
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                  88,849         82,698
   Changes in operating assets and liabilities:
   Decrease in accounts receivable                             1,001,639        343,136
   Decrease (Increase) in inventory                              184,596        (22,377)
   Increase  in prepaid expenses and
   other current  assets                                         (55,583)      (134,279)
   Increase in other assets                                      (42,968)
   Decrease in deferred taxes                                     93,400
   Decrease in accounts payable
   and accrued expenses                                       (1,696,418)    (1,072,734)
   Deferred revenue                                             (270,000)
   Increase (Decrease) in income taxes payable                  (191,296)      (174,553)
                                                             ------------    -----------
Netcash provided by (used in) operating                         (680,299)      (847,715)

Investing activities
   Investmnet in Pivot                                          (594,139)
   Purchase of property and equipment                            (35,749)      (146,007)
                                                             ------------    ------------
Net cash used in investing activities                           (629,888)      (146,007)

Financing activities

Net cash (used in) provided by financing activities

Increase (decrease) in cash                                   (1,310,187)      (993,782)
Cash at the beginning of period                                3,991,593      2,879,578
                                                              -----------    -----------
Cash at the end of period                                      2,681,406      1,885,796
                                                              ===========    ===========
Supplement  disclosures  of cash flow  information
Cash paid during the quarter for:
Income taxes                                              $      260,950     $  287,285



See accompanying footnotes

                               MICROS-TO-MAINFRAMES, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com Results Inc. and MTM Advanced Technology, Inc. hereafter referred to as the "Company" have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form
10-K  (Commission  file number 0-22122)  for the fiscal year ended
March 31, 1998.



INVENTORIES

Inventories which are comprised principally of computer hardware and software, are stated at the lower-of-cost or market using the first-in, first-out (FIFO).

RECLASSIFICATION

Certain amount have been reclassified to conform to the current year presentation.


MARKETING AND SERVICE AGREEMENT

The Company entered into a cooperative marketing and service agreement with BTG in February 1998, under which the Company received a non-refundable payment of $900,000 from BTG for consulting services to be provided during the 10 month period ending December 31, 1998. The Company is recognizing this revenue ratably over the term of the contract. The Company recognized $270,000 of income during the three months ended June 30, 1998. The Company is not required to provide services exceeding $900,000.

INVESTMENT IN PIVOT

On May 18, 1998, the Company acquired 19.9% of Pivot Technologies, Inc. ("Pivot"), a remote network servicer, and an option (the "Option") to cause the merger of Pivot into a to be created wholly-owned subsidiary of the Company. In consideration for the Option and the Pivot Shares, Micros-to-Mainframes paid Pivot (exclusive of the merger consideration payable upon any exercise of the Option) $475,000 and agreed to make further payments if Pivot is in material compliance with its Business Plan, as defined in the Purchase and Option Agreement, up to an aggregate of $346,000 over a five month period commencing one month after Closing. The Company further agreed to lend Pivot up to an additional $125,000 in six (6) equal monthly installments. Such loan is payable, without interest, twelve months after its issuance, or upon redemption of MTM's interest in the event the Option is exercised. No assurance can be given that the Company will exercise the Option. Pursuant to the Option, the shareholders of Pivot (exclusive of MTM) would receive 377,130 shares of MTM's Common Stock, five (5) year warrants to acquire 100,000 shares of MTM's Common Stock at $2.916767 per share, with such warrants becoming first exercisable one-third at the end of each of the first three years after the exercise of the Option, and $337,600 in cash. The Option has a term of six (6) months, and may be extended for up to three additional one month terms upon the payment of an additional $80,000 prior to the expiration of the Initial Option Period and the commencement of each additional extension period, respectively. The Company will have certain other rights if the Option is not exercised or if Pivot receives additional funding

During the three months period ended June 30, 1998, the Company paid Pivot $475,000 for the option, contributed an additional $60,000 to Pivot as required by the contract and made the first two installments under the loan provisions of $20,667, each.

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

Information regarding the Company's stock option plans is summarized below:

                             1993 Plan                   1996 Plan
                     -----------------------------------------------
                               Number     Option        Number    Option
                                of      Exercise         of      Exercise
                              Options    Price Per     Options   Price Per
                                          Share                   Share

Outstanding at March 31, 1998   220,000   $1.25-$7.00   180,700  $2.50-4.43

Options issued during
   The First Quarter 1999                                20,000  $2.75


Options expired during
   The First Quarter 1999        150,000   $3.375


                                -------                 -------
                                 70,000   $1.25-$7.00   200,700  $2.25-4.43
                                =======                 =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.

                                       Percentage of Sales
                                   Three Months Ended June 30
                                         1998       1997

Product sales ..........................  70.54%     83.36%
Services related sales .................  29.46      16.64
Net Sales ...............................100.00     100.00
Cost of Product Sales( as a % of
      Products sale)..................... 98.32      93.21
Costs related to services (as a
       % of services related sales)...... 57.76      64.51
Total Direct Cost(as a % of total sales)  86.37      88.43
Selling, general and
     administrative expenses............. 13.37      10.42
Income before income taxes ..............  2.06       1.25
Net Income...............................  1.22       0.74

The Three Months Ended June 30, 1998, as compared to the Three
Months Ended June 30, 1997


The Company had net sales of  approximately  $17,072,000  for the
three months  ended  June  30,  1998  ("First   Quarter   1999"),   as
compared to approximately $17,576,000 for the three months ended June 30, 1997 ("First Quarter 1998"). The decrease in sales of approximately 3% or approximately $500,000 in the First Quarter 1999 was attributable to the decrease in hardware sales of approximately $2,600,000 or approximately 18% offset by an increase in technology consulting services of approximately $2,100,000 or approximately 72% to both new and existing customers.

As a percentage of net sales, the cost of products sold increased 5.11% in the First Quarter 1999 due to continued market pressures from increased competition. The costs as a percentage of the service revenue decreased 6.75% due to more efficient use of company's technical personnel during the Quarter. The Company trend is to continue to increase its technical personnel as the customer demand for the Company's technical and consulting services increases, which is indicated by the continued growth of the Company's Advanced Technology Group. The revenue related to the service and consulting business was approximately $5,030,000 for the First Quarter 1999 compared to $2,925,000 for the First Quarter 1998.
This is an increase of approximately  $2,100,000 or 72%.

Selling, general and administrative expenses ("SG&A") were approximately $2,283,000 in the First Quarter 1999 as compared to $1,831,000 in the First Quarter 1998, an increase of $451,000 or 25%.
The SG&A expenses as a percentage of net sales were 13.4% and 10.4% in the First Quarter 1999 and the First Quarter 1998, respectively. The increase is attributable to the increase in personnel to 156 in First Quarter 1999 as compared to 138 in First Quarter 1998. Furthermore, due to the increase in service related sales volume, there was an increase in sales commissions, and other expense increases including employee payroll, benefits and payroll taxes, and other professional fees.

Other income increased to approximately $310,000 in the 1999 Quarter from approximately $19,000 for the 1998 Quarter. The increase was due to the Company recognizing a $270,000 contractual payment from BTG, Inc. The Company will continue to recognize the contractual payments from BTG, Inc in the next two quarters for a total of $$540,000.

The effective income tax rates were approximately 41% for both the First Quarter 1999 and the First Quarter 1998.

As a result of the forgoing, the Company had net income of approximately $207,000 in the First Quarter 1999 compared to $130,000 in the First Quarter 1998. This represents an increase of approximately 59%. The basic and dilutive earnings per common share were $0.05 in the First Quarter 1999 compared to $0.03 in the First Quarter 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                           June 30,       March 31,
                                             1998            1998
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $ 2,681        $ 3,992
Working capital ......................... $10,354        $10,769
Current ratio ..........................   2.43:1         2.15:1
Secured notes payable ..................  $     5        $     5
Working capital lines available.......... $ 8,179        $ 7,761

The Company had working capital of approximately $10,354,000 as of June 30, 1998, a decrease of approximately $415,000, from March 31, 1998.

During the First Quarter 1999, the Company had net cash used in operating activities of approximately $680,000 derived primarily from $207,000 of net income, a decrease in accounts receivable of approximately $1,001,000 and a decrease in inventory of approximately $185,000, offset by an increase in prepaid and other current assets receivable of $56,000, an increase of other assets of $43,000, a decrease in accounts payable and accrued expenses of approximately $1,696,000, a decrease in deferred revenue of $270,000 and a decrease in income taxes payable of approximately $191,000.


The Company had net cash used in investing activities of approximately $630,000 from the investment in Pivot Technologies, Inc and purchase of office equipment.

As a result of the foregoing, the Company decreased its cash by $994,000.

The Company finances much of its business through a two-year $5,000,000 revolving credit facility from a bank, and separately arranged floor-plan financing agreements aggregating $6,800,000, which are alternate credit lines provided by manufacturers or vendors. The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable, and liens against all assets of the Company. All of such borrowings are subordinated to the Company's bank revolver except as to inventory and equipment, as to which the floor-planners hold a first lien pursuant to intercreditor agreements. On June 30, 1998, the Company's total outstanding debt under these arrangements with floor-planners was approximately
$3,616,000 and a balance of $3,184,000 was available under such lines of credit.

The borrowing rate on the Company's $5,000,000 credit facility is the "Alternate Bank Rate" as defined by the Bank. At June 30, 1998 such rate was 8.5%. The credit facility (originally expiring on June 30, 1998) was extended to September 30, 1998. The credit facility provides, among other matters, for: (i) a general security interest first lien on substantially all of the Company's assets (a second lien to the extent a first lien on inventory and equipment is held under the financing agreements described above); (ii) unconditional guarantees of MTM Advanced Technology, Inc., and (iii) financial covenants, including minimum amounts of working capital, tangible net worth, restrictions on certain transactions, including the payment of dividends, and specified financial ratios.

The Company's current ratio increased to 2.43:1 at June 30, 1998 from 2.15:1 at March 31, 1998.

The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months. There can be no assurance, however, that changes in Company's plans or other events affecting the Company will not result in unexpected expenditures or cash requirements.



Acquisition of Investment in Pivot Technologies, Inc

     On May 18, 1998 (the "Pivot Closing"), the Company acquired
19.9% of the shares (the "Shares") of Pivot Technologies, Inc. ("Pivot"), a remote network management service provider, and an option (the "Option") to cause the merger ("Merger") of Pivot into a to be created wholly-owned subsidiary of the Company. No assurance can be given that the Company will exercise the Option. The aggregate purchase price for the Shares and the granting of the Option was $475,000, together with the Company`s obligation to contribute additional sums of $60,000, $68,000, $68,000, $75,000 and $75,000 respectively on each of the first five monthly anniversaries of the Pivot Closing, subject to Pivot's material compliance with their business plan. The Company further agreed to lend Pivot up to an additional $125,000 in six equal monthly installments commencing shortly after the acquisition of the Shares and the Option. The loan is to be repaid without interest on the first anniversary of the Pivot Closing or the redemption of the Company's interest in Pivot.

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

     If the Company extends the Initial Option Period for each of the three periods referred to above, but elects prior to the 75th day after the end of the Initial Option Period not to exercise its Option, Pivot will transfer to the Company, for no additional consideration, shares of Pivot Common Stock so that the Company will own on an aggregate basis, a 33.4 % interest in Pivot on a fully-diluted basis as determined as of the date the Company elects not to exercise its Option.

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












PART II OTHER INFORMATION


(a)  Exhibits:

     27.1 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                    MICROS-TO-MAINFRAMES, INC.




Date : July 21 , 1998                 By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board of
                                      Directors






Date : July 21, 1998                  By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      President CEO( Principal
                                      Executive Officer) and
                                      Director






Date : July 21, 1998                  By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) Secretary