Form 10-Q
period 1998-09-30
MICROS TO MAINFRAMES INC
filed 1998-11-02
CIK 906282

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998



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

Common Stock, $.001 par value - 4,375,774 shares as of October 23, 1998

                         PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Micros-to-Mainframes, Inc

Condensed Consolidated Balance Sheets

                                                September 30,   March 31,
                                                    1998          1998
                                                 (Unaudited)
                                                ---------------------------

Assets

Current Assets
Cash                                             $ 2,856,484   $   3,991,593
Accounts receivable, net                          11,178,201      14,000,562
Inventory                                          1,295,100       1,332,322
Prepaid expenses and other current assets            526,386         396,618
Deferred income taxes                                195,600         402,400
                                                 ---------------------------
Total current assets                              16,051,771      20,123,495

Property, plant and equipment                      2,063,761       1,952,556
Less accumulated deprecation and amortization      1,029,182         877,683
                                                 ---------------------------
                                                   1,034,579       1,074,873

Goodwill, net of accumulated amortization $143,519
and $113,819                                         747,480         777,181
Investment in and advances to Pivot, at cost         874,841
Other Assets                                         138,420         100,951
                                                 ----------------------------
Total assets                                     $18,847,091    $ 22,076,500
                                                 ============================



Liabilities and Shareholders' Equity
Current liabilities:
Secured notes payable                           $      5,000    $      5,000
Accounts payable and accrued expenses              5,558,915       8,166,141
Income taxes payable                                     -           373,284
Deferred revenue                                     270,000         810,000
                                                  --------------------------
Total current liabilities                          5,833,915       9,354,425
Deferred income taxes                                 37,000          37,000
                                                  --------------------------
                                                   5,870,915       9,391,425

Shareholders'  Equity
Common stock                                           4,396           4,450
Additional paid-in capital                        12,676,914      12,807,900
Retained (deficit)                                   294,866        (127,275)
                                                  ---------------------------
Total shareholders' equity                        12,976,176      12,685,075
                                                  ---------------------------
Total liabilities and shareholders' equity      $ 18,847,091    $ 22,076,500
                                                =============================



See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income

                                                     Unaudited
                                           Three Months Ended September 30
                                                  1998           1997
                                           --------------------------------

Revenue
    Products sales                           $ 10,048,623    $ 13,751,325
    Services related sales                      5,017,507       3,586,271
                                             -----------------------------
                                               15,066,130      17,337,596
                                             -----------------------------
Direct Cost
   Products Cost                                9,675,348      13,333,638
   Cost related to services sales               3,002,556       1,992,309
                                             -----------------------------
                                               12,677,904      15,325,947
                                             =============================

Selling, general and administrative expenses    2,317,137       1,809,808
Interest expenses                                   5,273           1,850
                                               ---------------------------
Total cost and expenses                        15,000,314      17,137,605

Other Income                                      297,843          10,918

Income before income taxes                        363,659         210,909

Provision for income taxes                        149,000          83,000
                                             ----------------------------
Net  income                                  $    214,659    $    127,909
                                             ============================
Net income per common share:
            Basic                            $       0.05    $       0.03
            Diluted                          $       0.05    $       0.03

Weighted average number of common and
common equivalent shares used in calculation
for fully diluted  per share
            Basic                               4,419,884       4,450,374
            Diluted                             4,430,109       4,495,119






See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income

                                                        Unaudited
                                              Six months ended September 30
                                                      1998         1997
                                              ------------------------------

Revenue
    Products sales                             $ 22,091,164    $ 28,402,469
    Services related sales                       10,047,525       6,511,002
                                              -----------------------------
                                                 32,138,689      34,913,471
                                              -----------------------------
Direct Cost
   Products Cost                                 21,515,483      27,589,885
   Cost related to services sales                 5,908,034       3,278,924
                                              -----------------------------
                                                 27,423,517      30,868,809
                                              -----------------------------

Selling, general and administrative expenses      4,600,093       3,641,171
Interest expenses                                     8,236           2,335
                                               ----------------------------
Total cost and expenses                          32,031,846      34,512,315

Other Income                                        608,298          30,147

Income before income taxes                          715,141         431,303

Provision for income taxes                          293,000         173,000
                                               ----------------------------
Net  income                                    $    422,141    $    258,303
                                               ============================
Net income per common share:
            Basic                              $       0.10    $       0.06
            Diluted                            $       0.10    $       0.06

Weighted average number of common and
common equivalent shares used in calculation
for fully diluted  per share
            Basic                                 4,435,129       4,450,374
            Diluted                               4,443,289       4,482,035



See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statement of Cash Flows


                                                Six Months Ended September 30
                                                       1998         1997
                                               -------------------------------
Operating activities
Net income                                      $    422,141    $    258,303
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization                        181,200         165,396
Deferred Revenue                                    (540,000)
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	    2,822,361 	   (1,411,943)
Decrease (Increase) in inventory                       37,222        (317,523)
Increase in prepaid expenses and
     Other current  assets                           (129,768)       (121,216)
Decrease in deferred income taxes                     206,800             -
Increase in other assets                              (37,469)            -
Decrease in accounts payable
and accrued expenses                               (2,607,226)     (1,386,388)
Decrease in income taxes payable                     (373,284)       (174,553)
                                                ------------------------------
Net cash provided by (used in) operating
     activities                                       (18,023)     (2,987,924)
                                                ------------------------------

Investing activities
Purchase of property and equipment                   (111,205)       (175,472)
Investment in and advances to Pivot                  (874,841)            -
                                                ------------------------------
Net cash used in investing activities                (986,046)       (175,472)
                                                ------------------------------
Financing activities
Principal payments on secured notes payable                           450,000
Repurchase of common stock                           (131,040)
                                                ------------------------------
Net cash (used in)provided by financing
     activities                                      (131,040)        450,000
                                                ------------------------------

Increase (decrease) in cash                        (1,135,109)     (2,713,396)
Cash at the beginning period                        3,991,593       2,879,578
                                                -----------------------------
                                                 $  2,856,484    $    166,182
                                                -----------------------------

Supplement  disclosures  of cash flow  information
Cash paid during the quarter for:
Income taxes                                     $    552,363    $    534,785
Interest  expense                                       8,236           2,335



See accompanying footnotes

                           Micros-to-Mainframes, Inc.

Notes to Condensed Consolidated Financial Statements


1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com Results Inc. and MTM Advanced Technology, Inc. hereafter referred to as the "Company" have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form
10-K  (Commission  file number 0-22122)  for the fiscal year ended
March 31, 1998.



INVENTORIES

Inventories which are comprised principally of computer hardware and software, are stated at the lower-of-cost or market using the first-in, first-out (FIFO).

RECLASSIFICATION

Certain amounts have been reclassified to conform to the current year presentation.


MARKETING AND SERVICE AGREEMENT

The Company entered into a cooperative marketing and service agreement with BTG in February 1998, under which the Company received a non-refundable payment of $900,000 from BTG for consulting services to be provided during the 10 month period ending December 31, 1998. The Company is recognizing this revenue ratably over the term of the contract. The Company recognized $540,000 of income during the six months ended September 30, 1998. The Company is not required to provide services exceeding $900,000.

INVESTMENT IN PIVOT

On May 18, 1998, the Company acquired 19.9% of Pivot Technologies, Inc. ("Pivot"), a remote network servicer, and an option (the "Option") to cause the merger of Pivot into a to be created wholly-owned subsidiary of the Company. In consideration for the Option and the Pivot Shares, Micros-to-Mainframes paid Pivot (exclusive of the merger consideration payable upon any exercise of the Option) $475,000 and agreed to make further payments if Pivot is in material compliance with its Business Plan, as defined in the Purchase and Option Agreement, up to an aggregate of $346,000 over a five month period commencing one month after Closing. The Company furthers agreed to lend Pivot up to an additional $125,000 in six (6) equal monthly installments. Such loan is payable, without interest, twelve months after its issuance, or upon redemption of MTM's interest in the event the Option is exercised. No assurance can be given that the Company will exercise the Option. Pursuant to the Option, the shareholders of Pivot (exclusive of MTM) would receive 377,130 shares of MTM's Common Stock, five (5) year warrants to acquire 100,000 shares of MTM's Common Stock at $2.916767 per share, with such warrants becoming first exercisable one-third at the end of each of the first three years after the exercise of the Option, and $337,600 in cash. The Option has a term of six (6) months, and may be extended for up to three additional one month terms upon the payment of an additional $80,000 prior to the expiration of the Initial Option Period and the commencement of each additional extension period, respectively. The Company will have certain other rights if the Option is not exercised or if Pivot receives additional funding.

During the six month period ended September 30, 1998, the Company paid Pivot $475,000 as the initial payment, and made additional payments (in accordance with the stock purchase and option agreement) totaling $271,000 for the Option and Pivot's shares. In addition, the Company loaned Pivot $103,333 as provided under the agreement.

2 EMPLOYEE STOCK OPTION PLAN

The 1993 Employee Stock Option Plan (the 1993 Plan) was adopted by the
Company in May 1993 .The 1996 Stock Option Plan (the 1996 Plan) was
approved by the shareholders of the Company on August 20, 1996. The 1998 Stock Option Plan (the 1998 Plan) was approved by the shareholders of the Company on October 16, 1998. The Plans provide for granting of options, including incentive stock options, non-qualified stock options and stock appreciation rights to qualified employees (including officers and directors)
of the Company, independent   contractors,  consultants  and  other
individuals,   to purchase  up to an aggregate of 250,000, 350,000 and 250,000 shares of common stock in the 1993 Plan,1996 Plan and 1998 Plan, respectively. The exercise price of options generally, may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than ten years after the date of grant. Options
granted  under  the  Plans  become  exercisable  in  accordance   with
different vesting schedules depending on the duration of the options.

Information regarding the Company's stock option plans is summarized below:


                                 1993 Plan                   1996 Plan
                              -----------------------------------------------
                               Number     Option        Number        Option
                                of      Exercise         of         Exercise
                              Options    Price Per     Options      Price Per
                                          Share                        Share

Outstanding at March 31, 1998   220,000   $1.25-$7.00  180,700    $2.50-4.43

Options expired during
 The First Quarter 1999        (150,000)  $3.375

Options Terminated
 The First Quarter 1999                                (5,000)    $3.875

Options issued during
 The First Quarter 1999                                 20,000    $2.75
 The Second Quarter 1999        150,000   $2.25


Options repriced during         (50,000)  $3.9375-$7.00
 The Second Quarter 1999         50,000   $ 2.25
                                -------                -------
                                220,000   $1.25-$7.00  195,700    $2.25-$4.43
                                =======                =======



There have been no transactions relating to the 1998 Plan.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.
                                        Percentage of Sales

                                Six Months ended    Three Months ended
                                  September 30,        September 30,
                               1998        1997       1998       1997
Product Sales...............     68.74%     81.35%    66.70%    79.32%
Services related sales .....     31.26      18.65     33.30     20.68
Net Sales ...................   100.00     100.00    100.00    100.00

Cost of products sales ( as a
   % of Products sales)......     97.39      97.14    96.29      96.96
Cost related to service (as a
   % of services related sales)   58.80      50.36    59.84      55.55
Total Direct cost( as a % of
    Total sales).............      85.33     88.42    84.15      88.40
Selling, general and
     administrative expenses.      14.31     10.43    15.38     10.44
Income before income taxes...       2.23      1.24     2.41      1.22
Net Income...................       1.31      0.74     1.52      0.74

The Company had net sales of approximately $32,139,000 for the Six Months Ended September 30, 1998 (the "1999 Period"), as compared to approximately $34,913,000 for the Six Months Ended September 30, 1997 (the "1998 Period"). The Company had net sales of approximately $15,066,000 for the Three Months Ended September 30, 1998 (the "1999 Quarter"), as compared to $17,378,000 for
the Three Months Ended September 30, 1997 (the "1998 Quarter").   The decrease
in sales of approximately 8% and 13% for the 1999 Period and 1999 Quarter, respectively, were primarily attributable to the planned decrease in the lower margin product sales of $6,311,000 and $3,703,000 for the 1999 Period and 1999 Quarter, respectively, offset in part by an increase in the higher margin service related sales of approximately $3,537,000 and $1,431,000 for the 1999 Period and Quarter. The revenue related to the service and consulting business was approximately $10,048,000 for the 1999 Period and approximately $5,018,000 in the 1999 Quarter as compared to approximately $6,511,000 for the 1998 Period and approximately $3,586,000 for the 1998 Quarter. These represent an increase in revenue of approximately 54% and 40% for the service related sales for the 1999 Period and Quarter, respectively. The increase in service related sales was due to the combination of increased sales to new and existing customers.

As a percentage of net sales, total direct cost of products sold decreased by approximately 3% and 4% for the 1999 Period and 1998 Quarter, respectively, as compared to the prior year's comparable periods due to the Company shifting the sales mix from lower margin products sales to higher margin service related sales.


The Company increased its technical personnel salaries to approximately $2,788,000 from approximately $2,036,000 or a 37% increase in the 1999 Period as compared to the 1998 Period and an increase to approximately $1,407,000 from approximately $1,082,000 or a 30% increase in the 1999 Quarter as compared to the 1998 Quarter . Technical services personnel, increased to 107 employees in the 1999 Period from 81 employees in the comparable period of the prior year, an increase of 32%. This increase in personnel is due to customer demand for the Company's technical and consulting services, as indicated by the continued growth of the Company's Advanced Technology Group. The Company expects to hire additional professional technicians and engineers to handle the increased demand pertaining to its system consulting outsourcing business in the future.

Selling, general and administrative expenses ("SG&A") were approximately $4,600,000 in the 1999 Period as compared to $3,641,000 in the 1998 Period and $2,317,000 for the 1999 Quarter compared to $1,810,000 for the 1998 Quarter. This represented an increase of approximately 10% for SG&A during the 1999 Period and Quarter as compared to the 1998 Period and Quarter. The increase is primarily attributable to an increase in salesperson compensation and increased employee payroll, benefits and payroll taxes.

Other income increased to approximately $578,000 in the 1999 Period from approximately $30,000 for the 1998 Period and increased to approximately $298,000 in the 1999 Quarter from approximately $11,000 in the 1998 Quarter . The increase was due to the Company recognizing in the 1999 Period and 1999 Quarter $540,000 and $270,000, respectively, as a result of the contractual payment from BTG, Inc. in February 1998 for services contracted through the third quarter of 1999. The Company will recognize the balance of the contractual payment ($270,000) from BTG, Inc. in the Third Quarter of 1999.

The effective income tax rates for the 1998 Period and 1998 quarter as compared to the 1997 Period and 1997 Quarter were approximately 41%.

As a result of the forgoing, the Company had net income of approximately $422,000 in the 1999 Period compared to $258,000 in the 1998 Period, and $215,000 for the 1999 Quarter compared to $128,000 for the 1998 Quarter. This represents a increase of 63% in the 1999 Period as compared to the 1998 Period and a 67% increase for the 1999 Quarter compared to the 1998 Quarter. The Company believes that its recent investments in personnel, software and equipment, which has increased overhead and expenses in the 1999 Period and 1999 Quarter, will have long term benefits for the shareholders.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

                                         September 30,      March 31
                                             1998             1999
                                            (Dollars in thousands,
                                          except current ratio data)

Cash and cash equivalents...............  $ 2,856           $ 3,992
Working capital ........................  $10,232           $10,769
Current ratio ..........................     2.75:1           3.15:1
Working capital line available .........  $ 9,038           $ 7,761

The Company had working capital of approximately $10,232,000 as of September 30, 1999, a decrease of approximately $537,000 from March 31, 1998.

During the 1999 Period, the Company had net cash used in operating activities of approximately $18,000 derived primarily from $422,141 of net income, a decrease in accounts payable of approximately $2,608,000, an increase in accounts receivable of approximately $2,822,000, an increase in inventory of approximately $181,000, an increase in other current assets of approximately $37,000, the decrease of deferred revenue of $540,000 and a decrease in income taxes payable of approximately $373,000.

The Company used net cash in investing activities of approximately $986,000 for the investment in Pivot Technologies, and purchase of office equipment.

The Company used net cash in financing activities approximately $131,000 to repurchase 52,600 shares of its common shares in the open market in the 1999 Period. Since the end of 1999 Quarter the Company has purchased an additional 22,000 of its common shares in the open market for $49,600.

As a result of the foregoing, the Company decreased its cash by approximately $1,135,000.

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

On September 30, 1998, the Company's total outstanding debt under these arrangements with floor-planners was approximately $2,757,000 and a balance of $4,043,000 was available under such lines of credit. On September 30, 1997, the Company's outstanding debt under the bank revolver line of credit was $5,000 with a balance of $4,995,000 available under such line of credit.

The borrowing rate on the Company's $5,000,000 credit facility is the "Alternate Bank Rate" as defined by the Bank. At September 30, 1998 such rate was 8.25%. The credit facility ( originally expiring on September 30, 1999) was extended to November 30, 1999. The credit facility provides, among other matters, for: (i) a general security interest first lien on substantially all of the Company's assets (a second lien to the extent a first lien on inventory is held under the financing agreements described above);
(ii) unconditional guarantees of MTM Advanced Technology, Inc., and (iii) financial covenants, including minimum amounts of working capital, tangible net worth, restrictions on certain transactions, including the payment of dividends, and specified financial ratios. The Company intends to obtain a new credit line upon the expiration of this facility on market terms.

The Company's current ratio increased to 2.75:1 at September 30, 1998 from 2.15:1 at March 31, 1998.

The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months.

                         PART II  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on October 16, 1998 the following proposals were adopted by the vote specified below:

        Proposal                      For                       Withheld
                                   Election                     Authority

        1. Election of Directors:

           Howard Pavony           4,211,608                      39,818
           Steve Rothman           4,211,608                      39,818
           William Lerner          4,211,608                      39,818
           Aronld Wasserman        4,211,608                      39,818
           Alvin E. Nashman        4,211,608                      39,818


        2. Ratification of 1998 Stock Option Plan

                      For         Against         Abstain   Broker Non-vote
                   2,170,070      302,889         12,250        312,761

3. Ratification of the appointment of Ernst & Young LLP as
            independent auditors for fiscal year ending March 31, 1999

                      For         Against         Abstain   Broker Non-vote
                     4,233,526      15,625         2,700        -0-





Item 6. Exhibits

          4.1 1996 Stock Option Plan
          4.2 1998 Stock Option Plan

         27.1 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date : October 23, 1998               By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : October 23, 1998               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer and
                                      President and Director






Date :  October 23, 1998              By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) and
                                      Secretary