Form 10-Q/A
period 1998-09-30
MICROS TO MAINFRAMES INC
filed 1999-01-08
CIK 906282

		       Securities and Exchange Commission
			     Washington, D.C. 20549
				   FORM 10-Q/A


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

The effective income tax rates for the 1999 Period and 1999 quarter as compared to the 1998 Period and 1998 Quarter were approximately 41%.

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

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

					 September 30,      March 31
					     1998             1998
					    (Dollars in thousands,
					  except current ratio data)

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

The borrowing rate on the Company's $5,000,000 credit facility is the "Alternate Bank Rate" as defined by the Bank. At September 30, 1998 such rate was 8.25%. The credit facility ( originally expiring on September 30, 1998) was extended to November 30, 1998. The credit facility provides, among other matters, for: (i) a general security interest first lien on substantially all of the Company's assets (a second lien to the extent a first lien on inventory is held under the financing agreements described above);
(ii) unconditional guarantees of MTM Advanced Technology, Inc., and (iii) financial covenants, including minimum amounts of working capital, tangible net worth, restrictions on certain transactions, including the payment of dividends, and specified financial ratios. The Company intends to obtain a new credit line upon the expiration of this facility on market terms.

The Company's current ratio increased to 2.75:1 at September 30, 1998 from 2.15:1 at March 31, 1998.

The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months.

Year 2000 Issue

Many existing computer systems, including certain of the Company's internal systems as well as those that the Company sells to customers, use only the last two digits to identify years in the date field. As a result, those systems may not accurately distinguish years in the 21st century from years in the 20th century, or may not function properly when faced with years later than 1999. This problem is generally referred to as the "Year 2000 Issue." Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year-2000-Compliant."

Year 2000 Readiness Disclosure

The Company has undertaken a complete and thorough review of all of its operations to determine those aspects which involve or are dependent upon a computer application. The Company is reviewing the software and operating systems for each such application to determine if it is Year-2000-Compliant. Any such system or application which is not Year-2000-Compliant is being modified or upgraded to assure the Company's continued ability to operate without interruption. This process has been underway since January 1, 1998 and is currently on schedule for completion by June 30, 1999. The Company is in the process of obtaining assurances regarding Year 2000 compliance from other companies upon which it may rely for products or services.

The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 Issue. The Company expects to implement these changes using primarily internal information technology and other personnel. Moreover, the Company does not expect the costs associated with that implementation to be material to the Company's financial position or results of operations.

With respect to products sold to customers, the Company does not warrant any products sold as Year-2000-Compliant. Instead, the Company refers customers to warrantees provided by the product's manufacturers.

The Company believes the most reasonably likely worst case Year 2000 scenario would include a combination of some or all of the following:

- Internal information technology modules or systems may fail to operate or may give erroneous information. Such failure could result in shipping delays, inability to generate or delays in generation of financial reports and statements, inability of the Company to communicate among its various offices, and computer network downtime resulting in inefficiencies and higher payroll expenses.

- Components in HVAC, lighting, telephone, security and similar systems might fail, causing such systems to fail.

- Communications with customers and vendors that the Company depends upon may fail or give erroneous information. These types of problems could result in such difficulties as the inability to receive or process customer orders, shipping delays, or sale of products at erroneous prices. Furthermore, customers may be unable to, or may suffer delays, in remitting payments to the Company on timely basis. -

The unavailability of products as a result of Year 2000 problems experienced by one or more key vendors of the Company, or as a result of changes in inventory levels at aggregators, VARs and similar providers in response to an anticipated Year 2000 problem and/or the inability of the Company to develop alternative sources for products.

- Products sold to some of the Company's customers could fail to perform some or all of their intended functions. In such a situation, the Company's maximum obligation would be to repair or replace the defective products to the extent the Company is required to do so under manufacturer warranty.

The Company believes its plans for addressing the Year 2000 Issue as outlined above are adequate to handle the most reasonably likely worst case scenario. The Company does not believe it will incur a material financial impact for the risk of failure, or from the costs associated with assessing the risks of failure, arising from the Year 2000 Issue. Consequently, the Company does not intend to create a contingency plan other than as set forth above. In addition, if the Company's assessment of its vendors, when completed, indicate that certain product shortages can be anticipated, the Company may adjust its plans accordingly, although the Company does believe that it has the capacity to maintain significant levels of inventory.

The statements above describing the Company's plans and objectives for handling the Year 2000 Issue and the expected impact of the Year 2000 Issue on the Company are forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed above. Factors that might cause such a difference include, but are not limited to, delays in executing the plan outlined above and increased or unforeseen costs associated with the implementation of the plan and any necessary changes to the Company's systems. Any inability on the part of the Company to implement necessary changes in a timely fashion could have an adverse effect on future results of operations. Moreover, even if the Company successfully implements the changes necessary to address the Year 2000 Issue, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year-2000-Compliant.

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




				    MICROS-TO-MAINFRAMES, INC.




Date : January 6, 1999         By: /s/ Howard A. Pavony
				      Howard A. Pavony
				      Chairman of the Board
				      of Directors




Date : January 6, 1999         By: /s/ Steven H. Rothman
				      Steven H. Rothman
				      Chief Executive Officer and
				      President and Director






Date :  January 6, 1999          By: /s/ Frank T. Wong
				      Frank T. Wong
				      Vice President - Finance
				      (Principal Financial and
				      Accounting Officer) and
				      Secretary