Form 10-Q
period 1998-12-31
MICROS TO MAINFRAMES INC
filed 1999-02-12
CIK 906282

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1998



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

Common Stock, $.001 par value - 4,400,774 shares as of February 11, 1999

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements


Micros-to-Mainframes, Inc

Condensed Consolidated Balance Sheets


                                               December 31,      March 31,
                                                   1998            1998
                                               (Unaudited)
                                              ----------------------------

Assets

Current Assets

Cash                                        $    1,518,162  $     3,991,593
Accounts receivable, net                        13,622,382       14,000,562
Inventory                                        1,473,286        1,332,322
Prepaid expenses and other current assets          651,358          396,618
Deferred income taxes                               84,900          402,400
                                              -----------------------------
Total current assets                            17,350,088       20,123,495

Property, plant and equipment                    2,100,426        1,952,556
Less accumulated deprecation and amortization    1,105,682          877,683
                                              -----------------------------
                                                   994,744        1,074,873


Goodwill, net of accumulated amortization
 $158,369 and $103,050                             732,630          777,181
Investment and advances in Pivot, at cost        1,130,508              -
Other Assets                                       138,920          100,951
                                            -------------------------------
Total assets                                $   20,346,890 $     22,076,500
                                            ===============================



Liabilities and Shareholders' Equity

Current liabilities:

Secured notes payable                      $        5,000 $          5,000
Accounts payable and accrued expenses           7,248,700        8,166,141
Income taxes payable                                 -             373,284
Deferred revenue                                     -             810,000
                                            ------------------------------
Total current liabilities                       7,253,700        9,354,425
Deferred income taxes                              37,000           37,000
                                            ------------------------------
                                                7,290,700        9,391,425


Shareholders'  Equity
Common stock                                        4,376            4,450
Additional paid-in capital                     12,621,619       12,807,900
Retained  earnings (deficit)                      430,195         (127,275)
                                            -------------------------------
Total shareholders' equity                     13,056,190       12,685,075
                                            -------------------------------
Total liabilities and shareholders' equity $   20,346,890 $     22,076,500
                                           ================================






See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income

                                                         Unaudited
                                               Three Months Ended December 31
                                                       1998        1997
                                               ------------------------------

Revenue
    Products sales                            $  12,605,748     $   11,699,580
    Services related sales                        4,707,234          4,135,512
                                              --------------------------------
                                                 17,312,982         15,835,092
                                              --------------------------------
Direct Cost
    Products Cost                                11,716,333         11,162,388
    Cost related to services sales                3,118,578          2,466,678
                                              --------------------------------
                                                 14,834,911         13,629,066
                                              --------------------------------


Selling, general and administrative expenses      2,547,142          2,090,744
Interest expenses                                       492              8,181
                                               -------------------------------
Total cost and expenses                          17,382,545         15,727,991

Other Income                                        298,891             14,265
                                               -------------------------------

Income before income taxes                          229,328            121,366

Provision for income taxes                           94,000             48,000
                                              --------------------------------
Net  income                                $       135,328      $       73,366
                                              ================================


Net income per common share:
            Basic                          $          0.03      $         0.02
            Diluted$                                  0.03                0.02


Weighted average number of common and
common equivalent shares used in calculation
for fully diluted  per share
            Basic                                    4,377,910       4,450,374
            Diluted                                  4,384,555       4,497,020







See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income

                                                          Unaudited
                                                Nine Months Ended December 31,

                                                       1998         1997
                                                 -----------------------------


Revenue
    Products sales                             $   34,696,912  $    40,102,049
    Services related sales                         14,754,759       10,646,514
                                               -------------------------------
                                                   49,451,671       50,748,563
                                               -------------------------------
Direct Cost
    Products Cost                                  33,231,816       38,752,273
   Cost related to services sales                   9,026,612        5,745,602
                                               -------------------------------
                                                   42,258,428       44,497,875
                                               -------------------------------


Selling, general and administrative expenses        7,147,235        5,731,915
Interest expenses                                       8,728           10,516
                                               -------------------------------
Total cost and expenses                            49,414,391       50,240,306

Other Income                                          907,189           44,412
                                               -------------------------------

Income before income taxes                            944,469          552,669

Provision for income taxes                            387,000          221,000
                                               -------------------------------

Net  income                                  $       557,469     $     331,669
                                              ================================

Net income per common share:
            Basic                              $        0.13    $         0.07
            Diluted                                     0.13              0.07



Weighted average number of common and
common equivalent shares used in calculation
for fully diluted  per share
            Basic                                    4,415,931       4,450,374
            Diluted                                  4,423,711       4,486,473





See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statement of Cash Flows

                                                Nine Months Ended December 31
                                                       1998        1997
                                                -----------------------------
Operating activities
Net income                                     $     557,469   $      331,669
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization                        272,550          262,095
Changes in operating assets and liabilities:
Decrease in accounts receivable                      378,180          815,703
Decrease in inventory                               (140,964)        (868,739)
Decrease in prepaid expenses
 and other current  assets                          (254,740)        (309,242)
Decrease in deferred income taxes                    317,500            -
Increase in other assets                             (37,969)
Decrease in accounts payable
and accrued expenses
                                                    (917,440)        (929,417)
Decrease in income taxes payable                    (373,284)         (89,293)
Deferred Revenue                                    (810,000)
                                                 -----------------------------
Net cash provided by (used in)
 operating activities                             (1,008,698)        (786,954)
                                                 -----------------------------


Investing activities
Purchase of property and equipment                   (147,870)       (207,279)
Investment in and advances to Pivot                (1,130,508)
                                                 -----------------------------
Net cash used in investing activities              (1,278,378)       (207,279)


Financing activities
Repurchase of common stock                           (186,355)
                                                 -----------------------------
Net cash (used in) provided by
 financing activities                                (186,355)            -
                                                 -----------------------------


Increase (decrease) in cash                        (2,473,431)       (994,233)
Cash at the beginning period                        3,991,593       2,879,578
                                                 -----------------------------
                                               $    1,518,162 $     1,885,345
                                                 -----------------------------


Supplement disclosures of cash flow information
Cash paid during the quarter for:

Income taxes                                    $     723,586  $      383,619
Interest Expenses                                       8,728          10,516



See accompanying footnotes

Micros-to-Mainframes, Inc.

Notes to Condensed Consolidated Financial Statements


1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com Results Inc. and MTM Advanced Technology, Inc. hereafter referred to as the "Company" have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 1998.



INVENTORIES

Inventories which are comprised principally of computer hardware and software, are stated at the lower-of-cost or market using the first-in, first-out (FIFO).

RECLASSIFICATION

Certain amounts have been reclassified to conform to the current year presentation.


MARKETING AND SERVICE AGREEMENT

The Company entered into a cooperative marketing and service agreement with BTG in February 1998, under which the Company received a non-refundable payment of $900,000 from BTG for consulting services to be provided during the 10 month period ending December 31, 1998. The Company is recognizing this revenue ratably over the term of the contract. The Company recognized $810,000 of income during the nine months ended December 31, 1998. The Company is not required to provide services exceeding $900,000.


INVESTMENT IN PIVOT

On May 18, 1998, the Company acquired 19.9% of Pivot Technologies, Inc. ("Pivot"), a remote network servicer, and an option (the "Option") to cause the merger of Pivot into a to be created wholly-owned subsidiary of the Company. In consideration for the Option and the Pivot Shares, the Company paid Pivot (exclusive of the merger consideration payable upon any exercise of the Option)$475,000 and agreed to make further payments if Pivot was in material compliance with its Business Plan, as defined in the Purchase and Option Agreement, up to an aggregate of $346,000 over a five month period commencing one month after Closing. The Company further agreed to lend Pivot up to an additional $125,000 in six (6) equal monthly installments. Such loan is payable, without interest, twelve months after its issuance, or upon redemption of the Company's interest in the event the Option is not exercised. No assurance can be given that the Company will exercise the Option. Pursuant to the Option, theshareholder s of Pivot (exclusive of the Company) would receive 377,130 shares of the Company's Common Stock, five (5) year warrants to acquire 100,000 shares of the Company's Common Stock at $2.916767 per share, with such warrants becoming first exercisable one-third at the end of each of the first three years after the exercise of the Option, and $337,600 in cash. The Option has a term of six (6) months (the "Initial Option Period") and may be extended for up to three additional one month terms upon the payment of an additional $80,000 prior to the expiration of the Initial Option Period and the commencement of each additional extension period, respectively. The Company will have certain other rights if the Option is not exercised or if Pivot receives additional funding. The Company has extended the Option and the Option is currently outstanding.

During the nine month period ended December 31, 1998, the Company paid Pivot $475,000 as the initial payment, and made additional payments (in accordance with the Purchase and Option Agreement) totaling $506,000 for the Option and Pivot `s shares. In addition, the Company loaned Pivot $124,000 as provided under the agreement. In additional, the Company incurred approximately $25,000 in legal and professional fees on the matter.

2 EMPLOYEE STOCK OPTION PLAN

The 1993 Employee Stock Option Plan (the 1993 Plan) was adopted by the Company in 1993 and approved by the shareholders of the Company in May 1993. The 1996 Stock Option Plan (the 1996 Plan) was adopted by the Company in 1996 and was approved by the shareholders of the Company on August 20, 1996. The 1998 Stock Option Plan (the 1998 Plan)was adopted by the Company in 1998 and was approved by the shareholders of the Company on October 16, 1998. The Plans provide for granting of options, including incentive stock options, non-qualified stock options and stock appreciation rights to qualified employees (including officers and directors) of the Company, independent
contractors,  consultants  and  other  individuals,   to purchase  up
to an aggregate of 250,000, 350,000 and 250,000 shares of common stock in the 1993 Plan,1996 Plan and 1998 Plan, respectively. The exercise price of options generally, may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than ten years after the date of grant. Options granted under the Plans become exercisable in
accordance   with different vesting schedules depending on the
duration of the options.


Information regarding the Company's stock option plans is summarized below:


                                 1993 Plan                   1996 Plan
                              -----------------------------------------------
                               Number     Option        Number        Option
                                of      Exercise         of         Exercise
                              Options    Price Per     Options      Price Per
                                          Share                        Share

Outstanding at March 31, 1998   220,000   $1.25-$7.00  180,700    $2.50-4.43

Options expired during
 The First Quarter 1999        (150,000)  $3.375

Options Terminated
 The First Quarter 1999                                (5,000)    $3.875

Options issued during
 The First Quarter 1999                                 20,000    $2.75
 The Second Quarter 1999        150,000   $2.25


Options repriced during         (50,000)  $3.9375-$7.00
 The Second Quarter 1999         50,000   $ 2.25


Option issued during
 The Third Quarter 1999            -                    10,000    $1.625

Option terminated
 The Third Quarter 1999                                ( 2,000)
                                -------                -------
Outstanding at
 December 31, 1998              220,000   $1.25-$7.00  203,700    $1.625-$4.43
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

                                Nine Months ended    Three Months ended
                                   December 31,         December 31,
                                 1998        1997       1998       1997
                              ------------------------------------------
Product Sales...............      70.16%     79.02%    72.81%     73.88%
Services Related Sales .....      29.84      20.98     27.19      26.11
Net Sales ...................    100.00     100.00    100.00     100.00

Cost of Products sales ( as a
   % of Products sales)......     95.78      96.63     92.94      95.41
Cost of Service related sales (as
   a % of Services related sales) 61.18 53.97 66.25 59.64 Total Direct cost( as a % of
    Total sales).............     85.45      87.68     85.66      86.06
Selling, general and
     administrative expenses.     14.45      11.29     14.71      13.20
Other Income (as a % of
    Total sales) ............      1.83       0.09      1.73       0.09
Income before income taxes...      1.91       1.09      1.32       0.77
Net Income...................      1.13       0.65      0.78       0.46


The Company had net sales of approximately $49,452,000 for the Nine Months Ended December 31, 1998 (the "1999 Period"), as compared to approximately $50,749,000 for the Nine Months Ended December 31, 1997 (the "1998 Period"). The Company had net sales of approximately $17,313,000 for the Three Months Ended December 31, 1998 (the "1999 Quarter"), as compared to $15,835,000 for
the Three Months Ended December 31, 1997 (the "1998 Quarter").   The decrease
in sales of approximately 2.6% in the 1999 Period was primarily attributable to the decrease in the lower margin product sales of approximately $5,405,00 or 13% and an increase in higher margin sales of services and related sales of approximately $4,108,000 or 39%. The increase in sales of approximately $1,478,000 or 9.3% for the 1999 Quarter was primary due to an increase of both product sales of approximately $906,000 or 8% and services related sales of approximately $571,000 or 14% in the 1999 Period and the 1999 Quarter. The revenue related to the service and consulting business was approximately $14,755,000 for the 1999 Period and approximately $4,707,000 for the 1999 Quarter as compared to approximately $10,646,000 for the 1998 Period and approximately $4,135,000 for the 1998 Quarter. These represent an increase in services related revenue of approximately 39% and 34% for the 1999 Period and 1999 Quarter, respectively. The increase in service related sales were due to the combination of increased sales to new and existing customers.

As a percentage of net sales, total direct cost of products sold decreased by approximately 2.2% and 0.4% for the 1999 Period and 1998 Quarter, respectively, as compared to the prior year's comparable periods due to the competitive market pressure.

The Company increased its technical personnel salaries to approximately $4,435,000 from approximately $3,131,000 or a 41% increase in the 1999 Period as compared to the 1998 Period and an increase to approximately $1,647,000 from approximately $1,095,000 or a 50% increase in the 1999 Quarter as compared to the 1998 Quarter. Technical services personnel, increased to 112 employees in the 1999 Period from 93 employees in the comparable period of the prior year, an increase of 20%. This increase in personnel is due to customer demand for the Company's technical and consulting services. The Company expects to hire additional professional technicians and engineers to handle the increased demand pertaining to its system consulting outsourcing business in the future.

Selling, general and administrative expenses ("SG&A") were approximately $7,147,000 in the 1999 Period as compared to $5,732,000 in the 1998 Period and $2,547,000 for the 1999 Quarter compared to $2,091,000 for the 1998 Quarter. This represents an increase of approximately 25% and 22% for SG&A during the 1999 Period and 1999 Quarter as compared to the 1998 Period and 1998 Quarter, respectively. The increase is primarily attributable to an increase in salesperson compensation and increased employee payroll, benefits and payroll taxes.

Other income increased to approximately $907,000 in the 1999 Period from approximately $44,000 for the 1998 Period and increased to approximately $299,000 in the 1999 Quarter from approximately $14,000 in the 1998 Quarter. The increase was due to the Company recognizing in the 1999 Period and 1999 Quarter $810,000 and $270,000,
respectively, as a result of the contractual payment from BTG, Inc. in February 1998 for services contracted through the third quarter of fiscal 1999. The Company recognized the balance of the contractual payment from BTG, Inc. in the 1999 Quarter.

The effective income tax rates for the 1999 Period and 1999 Quarter as compared to the 1998 Period and 1998 Quarter were approximately 41% for both years.

As a result of the forgoing, the Company had net income of approximately $557,000 in the 1999 Period compared to $332,000 in the 1998 Period and $135,000 for the 1999-Quarter compared to $73,000 for the 1998 Quarter. This represents an increase of 68% in the 1999 Period as compared to the 1998 Period and an 84% increase for the 1999-Quarter compared to the 1998 Quarter. The Company believes that its recent investments in personnel, software and equipment, which has increased overhead and expenses in the 1999 Period and 1999 Quarter, will have long term benefits for its shareholders.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

                                         December 31,      March 31
                                             1998             1998
                                            (Dollars in thousands,
                                          except current ratio data)

Cash and cash equivalents...............  $ 1,519          $ 3,992
Working capital ........................  $10,096           $10,769
Current ratio ..........................     2.38:1           2.15:1
Working capital line available .........  $ 7,912           $ 7,761


The Company had working capital of approximately $10,096,000 as of December 31, 1999, a decrease of approximately $673,000 from March 31, 1998.

During the 1999 Period, the Company had net cash used in operating activities of approximately $1,009,000 derived primarily from $557,000 of net income, a decrease in accounts receivable of approximately $378,000, a decrease in deferred income taxes of approximately $318,000. The decease was offset by a decrease in inventory of approximately $140,000, decrease in prepaid expenses and other assets of approximately $293,000, a decrease of accounts payable of approximately $917,000, a decrease in income taxes payable of approximately $373,000 and a decrease in deferred revenue of $810,000.

The Company used net cash in investing activities of approximately $1,278,000 for the investment in Pivot, and purchase of office equipment.

The Company used net cash in financing activities approximately
$186,000 to repurchase 74,600 shares of its common shares in the open market in the 1999 Period.

As a result of the foregoing, the Company decreased its cash by approximately $2,473,000.
During the 1999 Period, the Company financed much of its business through a two-year $5,000,000 revolving credit facility from a bank, and separately arranged floor-plan-financing agreements from aggregating $6,800,000. The
Floor plan financing agreements are alternate credit lines provided by manufacturers or vendor. On January 19, 1999 the Company negotiated and signed a new one-year
$13,000,000 credit facility with one of its current floor planners. Such facility replaced the aforementioned $5 million revolving credit facility previously held by the Company. This $13 million credit facility combines and expands on $5.5 million in inventory financing and $5 million in accounts receivable financing previously held separately by the floor planner and the aforementioned bank. The new credit facility includes up to $8 million in financing based on the Company's inventory from time to time and $5 million in financing based upon a percentage of the Company's accounts receivable from time to time. The combined facility is secured by the Company's inventory and accounts receivable (other than inventory and accounts receivable directly financing by other floor planners who have the lien thereon) and will better support the Company's rapid growth by providing greater flexibility and more capital than traditional financing options. The proceeds from such financing may be used in any manner the Company elects provided however that no more than $5 million thereof will be available to the Company for use on acquisition initiatives.

The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free.
Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable

On December 31, 1998, the Company's total outstanding debt under these arrangements with floor-planners was approximately $3,933,000 and a balance of $2,867,000 was available under such lines of credit. On December 31, 1998, the Company's outstanding debt under the bank revolving line of credit was $5,000 with a balance of $4,995,000 available under such line of credit.


The Company and its floor planners agreed on two types of interest rates: (i) the prime rate loan, in which the Company agreed to pay interest to the floor planner on daily contract balance of prime rate; and (ii) the LIBOR rate loan, in which the Company agrees that the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR rate in effect for each interest period, plus 1.5% per annum.

In January 1999 the Company paid an additional $80,000 to Pivot to extend the Option period until March 3, 1999 and allow the Company to finalize the purchase of Pivot if it so elects according to the previously mentioned agreement.

The Company in the process of opening two e-commerce web sites. Even though no assurance can be given, it is expected that such web sites will be fully functional by March 1999. These sites will provide for present and new customers an efficient electronic ordering and purchasing system, including shopping cart functionality and product specifications. It will provide individual secure
(ID/password) sites for each account with product availability and custom pricing.

The Company's current ratio increased to 2.38:1 at December 31, 1998 from
2.15:1 at March 31, 1998.

The Company believes that expected cash flow from its operations combined with available financing arrangements would be sufficient to satisfy its expected cash requirements for the next 12 months.

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

                         PART II  OTHER INFORMATION



Item 6. Exhibits

10.1	Business Financing Agreement as of January 19, 1999 between
                 Deutsche Financial Services Corporation and Micros-to-Mainframes, Inc.

10.2 Addendum to Business Financing Agreement and Agreement for Wholesale Financing.

10.3    Addendum to Agreement for Wholesale Financing

27.1    Financial Data Schedule

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date : February 8, 1999               By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : February 8, 1999               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer and
                                      President and Director






Date : February 8, 1999               By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) and
                                      Secretary