Form 10-K
period 1999-03-31
MICROS TO MAINFRAMES INC
filed 1999-06-29
CIK 906282

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-K

x    Annual report under Section 13 of 15(d) of the Securities Exchange
     Act of 1934
     For the fiscal year ended March 31, 1999

_ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to _____________

                     Commission file number: 0-22122

                           MICROS-TO-MAINFRAMES, INC.
     (Exact name of Registrant as specified in Its charter)

                 New York                           13-3354896
     (State or Other Jurisdiction           (I.R.S. Employer
      of Incorporation or Organization)       Identification No.)


      614 Corporate Way, Valley Cottage, New York     10989
     (Address of Principal Executive Offices)        (Zip Code)

      Registrant's Telephone Number, Including Area Code:    (914)268-5000

      Securities registered pursuant to Section 12(b) of the Act:   None

      Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                               $.001 Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 22, 1999 was $10,079,761 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

    The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of June 22, 1999, was 4,825,569

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

MTM provides its customers, certain Fortune 500 corporations and others mostly considered to be in the Fortune 2000 category (hereinafter referred to as "Fortune 2000 corporations") in the tri-state New York Metropolitan area, with a wide range of related outsourced customer support services, including network analysis and design, systems configuration, physical installation, software loading, application training, continuing education, maintenance and repair services. A network is the integration of two or more computers and their components into a system that allows multiple users to share the same information, communicate with the mainframe (a computer with large capacity used primarily for massive data storage and processing) or central networking system and all other computers and peripheral equipment.

The outsourcing of computer services is a rapidly growing trend whereby a client company obtains all or a portion of its data processing requirements from a systems integrator, such as MTM, that specializes in the computer service, product or application required by the client. Outsourcing is a fast growing component of the data processing industry.
 The focus of the Company's growth revolves around the Company's outsourced support services, which include contract programming, network consulting and staff leasing in addition to systems integration. Since 1991, the Company has been providing customer support services and is focusing its current marketing efforts in such areas. Such services account for about 31% of the Company's current revenues, including a small amount of revenues derived from maintenance and repair services.

On May 18, 1998, the Company acquired 19.9% of Pivot Technologies,
Inc. ("Pivot"), a remote network servicer, and an option (the "Option") to cause the merger of Pivot into a to be created wholly-owned subsidiary of the Company or to increase its ownership in Pivot to 33.4%. The Company exercised its right to increase its ownership in Pivot to 33.4% on February 22, 1999. As of June 2, 1999, the Company entered into an agreement with Pivot and merged Pivot into a second-tier wholly-owned subsidiary of the Company. In connection with such acquisition, Anthony Travaglini, the President of Pivot, became the Company's Chief Technology Officer.

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

On February 8, 1999, the Company opened two E-Commerce web sites to enable the Company's clients can purchase the Company's products and/or services on-line. E-Commerce complements the Company's existing business by giving access to old and new clients to purchase the Company's products and/or services through the site. The site became fully operational on February 26, 1999.

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

The following services provide the Company's clients with the ability to outsource virtually all of their support issues with one company for a wide variety of microcomputer hardware and software products. These services generally provide the Company's clients with access via an 800 telephone call to person-to-person support services administered by a staff of highly trained support engineers in the Company's Advanced Technology Group. The Advanced Technology Group includes 126 technical support persons under the supervision of a Data Communications Manager. This group is responsible for systems design and the implementation of technology and the management of advanced technology projects including LANs, WANs and data communications problem solving for clients.

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


REMOTE NETWORK SERVICES

The Company, through Pivot, provides remote network services to its clients. Remote network services are designed to monitor local wide area and private virtual networks remotely from Pivot's offices at 614
Corporate Way in Valley Cottage, New York. In connection with the Company's initial investment in Pivot, Pivot became the exclusive provider of remote network services to the Company's clients.

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


INSTALLATION SERVICE PROVIDER

The Company entered into a Master Services Agreement (the "Services Agreement") with Dell Marketing L.P. ("Dell") on April 15, 1999 to become a designated Dell installation service provider. Under the Services Agreement, the Company became Dell's subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Services Agreement is for a three year term, or unless otherwise terminated pursuant to the Service Agreement, and is automatically renewed for additional one year terms on each expiration date unless a written notice of termination is given by either party at least one hundred twenty days prior to the expiration date of the then current term.


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

MARKETING AND SALES

The Company's marketing efforts are focused on Fortune 500 corporations and, to a greater degree, on what may be categorized as Fortune 2000 corporations, professional firms and governmental and educational institutions. Except for major corporate accounts, these customers generally do not have internal computer support personnel. Management believes that the increasing complexity of microcomputer systems, increased usage of microcomputers in the workplace and the trend toward network interconnecting will cause business and institutional customers to require significant levels of outsourced customer support services, such as those provided by the Company. The Company believes that these customers are increasingly relying on their dealers and suppliers to provide, in addition to competitive pricing, a one-stop solution-based approach to their data processing requirements. The Company uses such an approach which addresses purchasing, compatibility, maintenance, support, training and obsolescence.

The Company has approximately 650 active clients. The Company's customers are well diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution, law and accounting firms. For the fiscal years ended March 31, 1999, 1998 and 1997 ("Fiscal 1999", "Fiscal 1998" and "Fiscal 1997"), approximately 21%, 13% and 13%, respectively, of the Company's total revenues were derived from sales to PaineWebber, Incorporated ("PaineWebber"). Even though the Company's agreement with PaineWebber terminated on February 28, 1998, the Company is continuing to do business with PaineWebber on generally the same terms as the expired agreement. The Company is continuing its efforts to negotiate a term agreement with PaineWebber. While the Company believes it will be able to maintain its relationship with PaineWebber, no assurance thereof can be given. In any event, sales to PaineWebber are negotiated on a case by case basis. During Fiscal 1997, Bloomberg, L.P. ("Bloomberg") accounted for approximately 16% of the Company's revenues, even though for Fiscal 1998 and Fiscal 1999 such percentage was less than 3% and 1%, respectively. In Fiscal 1999 Webster Bank ("Webster") accounted for 7% of the Company's revenues. The Company is in the process of finalizing a new Network and Desktop Services Agreement which will supercede the current agreement, ending June 30, 1999, which will run through June 30, 2000, subject to Webster's right to extend same from time to time through June 30, 2006 and its right to terminate same on 90 days prior written notice. No assurance can be given that Webster and the Company will enter into the new agreement or that Webster will not exercise its right of early termination. Although the Company's customer base has increased, the loss of PaineWebber as well as, to a lesser extent, the loss of any other principal customer, would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business. During Fiscal 1998, the Company contracted with BTG, Inc. ("BTG"), in connection with the termination of the agreement and plan of merger between the Company and BTG, to provide certain "transition services" to BTG. Such sales represented 1% of he Company's Fiscal 1999 total revenues. The aforementioned service agreement terminated during Fiscal 1999. It is not anticipated that any relationship between the Company and BTG will be continuing.



As of June 15, 1999, the Company employed 30 salespersons who are paid salaries, commissions and/or a combination of both. The Company's sales executives regularly call on sales management at companies with solutions for their computer problems. While the Company's marketing activities are focused on Fortune 2000 corporations located in the tri-state Metropolitan New York area and throughout New England, the Company sells its products and services to branch offices of its customers, including Fortune 500 corporations, throughout the United States. The Company also relies on customer referrals from its major suppliers and manufacturers who often receive requests for a systems integrator to design and install their systems.

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


Sales of Dell Computer products have accounted for approximately
27%, 23% and 20%, respectively, of the Company's revenues during Fiscal 1999, Fiscal 1998 and Fiscal 1997. All or substantially all of such sales were directly through Dell. Sales of Compaq products accounted for approximately 13%, 16% and 26%, respectively, of the Company's revenues during Fiscal 1999, Fiscal 1998 and Fiscal 1997. Such sales were substantially, if not all, through distributors. Sales of IBM products accounted for approximately 26% of the Company's revenues during Fiscal 1997. No other supplier's products accounted for 10% or more of the Company's revenue during Fiscal 1999, Fiscal 1998 or Fiscal 1997. The Company's sales of products purchased through Intelligent Electronics, Inc. ("IE") accounted for approximately 44% of total revenues in Fiscal 1997. The Company has no current agreement with IE and no longer conducts any business with IE. The Company's sales of products purchased through Tech Data Corporation accounted for approximately 25% and 27%, respectively during Fiscal 1999 and Fiscal 1998. The Company's sales of products purchased through Ingram Micro, Inc during Fiscal 1999 and 1998 were approximately 15% and 17%, respectively. Except for Dell terminating its arrangement with the Company and Compaq notifying distributors that the Company was not an authorized agent thereof, management does not believe that a termination of any one supplier's agreement or distributor's agreement would have a material adverse effect on the Company.

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

DELL COMPUTER


The Company entered into the Services Agreement with Dell Computer on April 15, 1999. Under the Services Agreement, the Company became Dells' subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Services Agreement is for a three year term, or unless otherwise terminated pursuant to the Service Agreement, and is automatically renewed for additional one year terms on each expiration date unless a written notice of termination is given by either party at least one hundred twenty days prior to the expiration date of the then current term.

PIVOT

On May 18, 1998, the Company acquired 19.9% of Pivot Technologies,
Inc. ("Pivot"), a remote network servicer, and an option (the "Option") to cause the merger of Pivot into a to be created wholly-owned subsidiary of the Company or to increase its ownership in Pivot to 33.4%. The Company exercised its right to increase its ownership in Pivot to 33.4% on February 22, 1999. As of June 2, 1999, the Company entered into an agreement with Pivot and merged Pivot into a second-tier wholly-owned subsidiary of the Company. In connection with such acquisition, Anthony Travaglini, President of Pivot, became the Company's Chief Technology Officer. As of the date hereof, Pivot has a limited number of customers and its revenues are not significant to the Company. However, the Company intends to further integrate its client base for the use of services provided by Pivot.

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

EMPLOYEES

As of June 15, 1999, the Company employed 181 persons, all but two of whom are full-time personnel. Of these employees, four are responsible for management, 30 are responsible for sales marketing, one responsible for marketing, 126 for technical support, three for distribution, six for finance and 11 for administration. None of the Company's personnel is represented by a union, and the Company considers its employee relations to be good.


ITEM 2.	PROPERTIES

The Company's executive offices and warehouse are located in approximately 11,000 square feet of space at a two-story facility leased at 614 Corporate Way, Valley Cottage, New York. The lease expires on August 31, 2001. Approximately 35% of such space is devoted to marketing and telephone sales, 15% to service and customer support, 10% to administration, 10% to the Connectivity and Communication Lab and 30% to warehouse space. The Company does not maintain a retail showroom. The monthly rental payment is currently $9,000. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the going rate.


The Company entered into a lease on June 17, 1998 for 8,433 square feet of office space at 270 Madison Avenue for an approximate term of 5 years and three months. The monthly rent for the new space will be approximately $22,500 for the first 2 years of the lease and approximately $23,200 thereafter. The Company also leases approximately 8,100 square feet of office and warehouse space (only about 10% of this property is devoted to warehouse space) in Rocky Hill, Connecticut. The monthly payment on this lease is currently $5,572.90. The lease is terminable on six months' notice and expires on July 31, 1999. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the going rate. In connection with the Pivot merger, the corporation surviving the merger become liable for Pivot's obligations under its lease dated August 4, 1997 for approximately 2,500 square feet at 614 Corporate Way, Valley Cottage, New York. This lease expires on August 31, 2000. The monthly rent for such space is approximately $2,800.

The Company is also responsible for real estate taxes, insurance, utilities and maintenance expenses concerning these premises.


ITEM 3.	LEGAL PROCEEDINGS

The Company is not a part to any material pending legal or administrative proceedings.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                               PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
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

                                                Bid

Security        Period               High               Low

COMMON
STOCK
FISCAL YEAR ENDED MARCH 31, 1998

April 1 - June 30, 1997              $4.000           $2.688
July 1 - September 30, 1997          $5.188           $3.688
October 1 - December 31, 1997        $4.875           $3.750
January 1 - March 31, 1998           $4.875           $2.500


FISCAL YEAR ENDED MARCH 31, 1999

April 1 - June 30, 1998              $3.500           $2.438
July 1 - September 30, 1998          $2.688           $2.000
October 1 - December 31, 1998        $2.688           $1.313
January 1 - March 31, 1999           $8.750           $1.906

On June 22, 1999, the closing bid and asked prices of a share of Common Stock were $3.563 and $3.688, respectively, and the Company had in excess of 1500 beneficial holders of Common Stock.

The Company has not paid any cash dividends on Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.


ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995, are derived from the financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Income Statement Data:

                                      Year Ended March 31,
                         --------------------------------------------
                           1999     1998    1997     1996     1995
                           (In thousands; except earnings per share)

Net revenues            $69,031   $69,601   $58,062  $47,326  $43,043

Cost of
products sold            45,749    51,912    47,549   40,452   37,530

Cost of
services provided        14,103     9,414     2,420   1,109       778

Selling,
general and
administrative
 expenses(3)              8,598     7,796     6,698   4,070     3,276

Compensatory
stock
arrangement(1)             0          0          0    4,655        0

Interest expense            18         13         6      13        40

Other Income               953(4)     163       141      66        94

Income (loss)
from operations
before income taxes      1,516        629     1,530    (2,907)   1,514

Net income (loss)          910        342       910    (3,614)     878

Net income (loss) per
common share:


Basic                     $0.21     $0.08    $0.21     $(1.43)  $0.40(2)

Diluted                   $0.21     $0.08    $0.20     $(1.43)  $0.40(2)

Weighted average
number of common and
common  equivalent
shares used in calculation:

Basic                     4,415     4,450   4,425       2,533   2,176(2)

Diluted                   4,437     4,484   4,491       2,533   2,188(2)


Balance Sheet Data:                    At March 31
                   -----------------------------------------------------------

                           1999     1998    1997     1996     1995
                                       (In thousands)
Working Capital          $10,630    $10,769  $10,418  $10,684  $4,648

Total Assets              22,950     22,077   20,460   16,209   9,420

Total Liabilities          9,279      9,391    8,117    5,208    4,554

Retained Earnings
(Deficit)                    783       (127)    (469)  (1,379)   2,235

Shareholders' Equity      13,670     12,685   12,343   11,000    4,866
_______________________

(1) Reflects a non-cash non-recurring charge. See "Item 7. Management's Discussion Analysis of Financial Condition and Results of Operations."

(2)	Share and per share data do not include 1,400,000 shares of the
Company's Preferred Stock issued in September 1993 and redeemed in September 1996 in exchange for 980,000 shares of Common Stock (the "Preferred Stock").

(3)	Reflects receipt of $850,000 from BTG to offset the direct ($421,000)
and indirect costs of the terminated merger. Net income and basic and diluted net income per share would have been $85,000 and $0.02 respectively, excluding amounts with the aforementioned indirect cost.

(4)	Includes $810,000 contractual payment from BTG, Inc. and interest income of $107,000.


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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Operations expressed as a Percentage of total revenue for that period:

                                        Year Ended March 31,
                            -------------------------------------------
                                   1999        1998       1997

Product Sales                      69.33%       78.13%     88.95%

Services                           30.67        21.87      11.05
                                ---------------------------------
Net sales                         100.00       100.00     100.00

Cost of Revenues                   86.70        88.11      86.06
                                ---------------------------------
                                   13.30        11.89      13.94

Selling, general and
administrative expenses            12.45        11.20(1)   11.54

Interest expense                    0.03         0.02       0.01

Other Income                        1.38(2)       0          0

Income from operations
 before income taxes                2.20         0.90        2.64

Net income (loss)                   1.32         0.49        1.57

_______________________

(1) Includes $850,000 contractual payment from BTG, to offset the direct (421,000) and indirect cost of the terminated merger.

(2)     Includes $810,000 contractual payment from BTG, Inc.

The following table sets forth revenues and cost of revenues as a percentage of each category:

                                      Year Ended March 31,
                           ----------------------------------------------
                               1999           1998            1997

Product Sales

Revenues                     100.00%         100.00%          100.00%

Cost of products sold         95.59           95.46            92.07
                            --------------------------------------------
                               4.41%           4.54%            7.93%
                            ============================================

Service Revenues

Revenues                     100.00%        100.00%           100.00%

Cost of revenues              66.61          61.84             37.71
                             -----------------------------------------
                               33.39%        38.16%            62.29%
                             =========================================


The Year Ended March 31, 1999 as compared to the Year Ended March 31, 1998.

The Company had net sales of approximately $69,031,000 for the Year Ended March 31, 1999 ("Fiscal 1999"), as compared with approximately $69,601,000 for the Year Ended March 31, 1998 ("Fiscal 1998"). This decrease in sales of approximately 1% was primarily related to decrease in equipment sales (12%) net of increased revenues from support services (39%).


Service revenue in Fiscal 1999 increased approximately 39% to $21,173,000 from $15,222,000 in Fiscal 1998. The cost of services provided increased to $14,103,000 from $9,414,000, primarily as a result of the Company hiring additional technical personnel and engaging third party vendors (such as CISCO, PIVOT, ISG and various other subcontractors) to participate in the providing of such services. On an aggregate basis, technical personnel salaries in Fiscal 1999 increased 31% to $5,938,000 from $4,517,000 in Fiscal 1998. This increase was due to the Company's hiring of more technical personnel to meet current needs and as part of its long-term planning for the future growth in its consulting and service business. Technical personnel salaries as a percentage of service revenues were 28% in Fiscal 1999 and 30% in Fiscal 1998. The Company expects to continue to hire additional professional technicians and engineers for the Advanced Technology Group (which includes Pivot) in order to meet the expected demand in the outsourcing and services business for the coming year and to not be so dependent on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.

Costs of revenues sold decreased 1.4% compared to Fiscal 1998 due to the Company's decrease in lower margin products sales net of an increase in the higher margin sales of services and related sales.

The cost of product sales increased approximately 0.10% and services and related sales increased approximately 5.0% from Fiscal 1998 due to competitive market pressures effecting the mark-up on product sales and services related sales. The Company currently faces a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. During the past five years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross margins for many microcomputer distributors, including the Company, and may result in a reduction in existing vendor subsides. Management of the Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in microcomputer industry.

Selling, general and administrative ("SG&A") expenses increased to approximately $8,598,000 in Fiscal 1999 from approximately $7,796,000 from Fiscal 1998. Such increase was primarily attributable to the Company's overall increase in overhead expenses due to the increase in the Company's infrastructure to support current and anticipated increases in direct costs. The increase in overhead expenses primarily related to additional compensation costs for Company's personnel of approximately $289,000. Payroll taxes and other employee benefits increased by an aggregate of approximately $163,000. Telephone expenses related to sales increased approximately $60,000. Legal and professional fees increased approximately $163,000,and office rent expenses increased $112,000 due to the Company's rental of a new facility in New York City.

Other Income increased to approximately $953,000 from approximately $163,000 for Fiscal 1998. The increase was primarily due to the $810,000 contractual payment from BTG. Inc. for services contracted in Fiscal 1999, and interest and other income of approximately $143,000.

The effective income tax rate for Fiscal 1999 and 1998 was 40% and 46%, respectively. The effective income tax rate decreased 6% due to several adjustments made to the current and prior year tax provisions.

Accordingly, net income increased to approximately $910,000 in Fiscal 1999 from $342,000.


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


Selling, general and administrative ("SG&A") expenses were reduced by receipts of $850,000 from BTG to offset direct ($421,000) and indirect costs relating to the BTG merger (See "Termination of Merger Agreement"),and were approximately $7,796,000 for Fiscal 1998, as compared to approximately $6,698,000 in Fiscal 1997. The increase in SG&A expenses ($1,948,000), exclusive of the BTG payments ($850,000) were primarily attributable to the Company's overall increase in overhead expenses due to the increase in the Company's infrastructure to support current and anticipated growth, direct costs of the merger, and a provision of $100,000 to strengthen the company's allowance for bad debts. The increase in overhead expenses primarily related to additional compensation cost for sales personnel of approximately $530,000. Payroll taxes, other employee benefits and training cost of employee increased by approximately $355,000. Telephone expenses related to sales increased approximately $120,000. Deprecation and amortization increased approximately $116,000 due to the purchase of additional office equipment.

The effective income tax rate for Fiscal 1998 and 1997 was 46% and 41%, respectively. The reason the effective income tax rate increased 5% was due to the several adjustments to prior year tax provisions.

Accordingly, net income decreased to approximately $342,000 in Fiscal 1998 from $910,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                              March 31,
                               ---------------------------------------
                                1999            1998               1997
                             (Dollars in thousands, except current ratio data)

Cash and cash equivalents       679             3,992               2,880

Working capital              10,630            10,769              10,418

Current ratio                2.16:1            2.15:1              2.29:1

Secured notes payable           980                 5                   5

Working capital line
available                     9,509             7,671               8,140



The Company had working capital of approximately $10,630,000 as of March 31, 1999, a decrease of approximately $139,000 from March 31, 1998.

During Fiscal 1999, the Company's net cash used in operating activities was approximately $2,642,000 resulting from an increase in inventory of $96,000, an increase in accounts receivable of $2,891,000, an increase in prepaid expenses and other current assets of $147,000, a decrease in income tax payable of $373,000 and a decrease in deferred revenue of $810,000 offset by a net income of approximately $910,000 and a decrease in deferred income tax expenses of $372,000.

The Company used approximately $1,612,000 of cash in investing activities, which amount is comprised of $408,000 for the purchase of property, equipment and software, $1,080,000 to acquire shares of Pivot, and $124,000 loaned to Pivot.

The Company had an increase in its net cash of $941,000 relating to an increase in its financing activities, primarily from borrowing
$975,000 from its bank, receipt of the exercise price of options exercised by employees of $153,000,net of the purchase and retirement of common shares of $186,000.

As a result of the foregoing, the Company's cash decreased approximately $3,313,000.

The Company has entered into several financing agreements for the purchase of inventory. These agreements provided the Company with aggregate credit lines of approximately $9,300,000 at March 31,1999 and $6,800,000 at March 31, 1998 (with approximately $5,489,000 and
$2,676,000 unused at March 31, 1999 and 1998, respectively), and generally provide for thirty day repayment terms. On January 19, 1999 the Company negotiated and signed a new one-year $13,000,000 credit facility with one of its current floor planners. Such facility replaced the $5 million revolving credit facility previously held by the Company. This $13 million credit facility combines and expands on $5.5 million in inventory financing and $5 million in accounts receivable financing previously held separately by the floor planner and the aforementioned bank. The new credit facility includes up to $8 million in inventory financing based on the Company's inventory from time to time and $5 million in working capital financing based upon a percentage of the Company's accounts receivable from time to time. The combined facility is secured by the Company's inventory and accounts receivable (other than inventory and accounts receivable directly financing by other floor planners who have the lien thereon) and will better support the Company's rapid growth by providing greater flexibility and more capital than traditional financing options. The proceeds from such working capital financing may be used in any manner the Company elects.

The floor-plan agreements generally allow the Company to borrow with respect to inventory financing for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. These arrangements generally provide for security interests in the related inventory and/or accounts receivable

On March 31, 1999, the Company's total outstanding debt under the $13 million credit facility with one if its floor planners with respect to the working capital financing portion of such debt was $980,000 (bearing interest at the prime rate), with a balance of $4,020,000 available under such line, and with respect to inventory financing portion of such debt was $3,758,384, with a balance of $4,241,616 available under such line. In addition, on March 31, 1999, the Company's outstanding debt under another floor planner's $1.3 million inventory credit facility was $52,834, with a balance of $1,247,166 available under such line. On March 31, 1998 the Company's total outstanding debt under the $5,000,000 credit facility with one of its lenders with respect to working capital financing was $5,000, with interest payable at the lender's Alternate Base Rate (ABR), with a balance of $4,995,000 available under such line. The Company's total outstanding debt on March 31, 1998 under the $5,500,000 credit facility with one of its floor planners with respect to inventory financing was $3,923,336 with a balance of $1,576,664 available under such line. In addition, on March 31, 1998, the Company's outstanding debt on another floor planner's $1.3 million inventory credit facility was $200,992, with a balance of $1,109,008 available under such line.

In addition, the Company and its floor planners agreed on two types of interest rates with respect to any borrowings to fund working capital: (i) the prime rate loan, in which the Company agreed to pay interest to the floor planner on daily contract balance of prime rate; and (ii) the LIBOR rate loan, in which the Company agrees that the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR rate in effect for each interest period, plus 1.5% per annum.

The Company's current ratio increased to 2.16:1 at March 31, 1999 from 2.15:1 at March 31, 1998.

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

The Company also entered into a cooperative marketing and service agreement with BTG under which the Company received a non-refundable advance payment of $900,000 from BTG for future consulting services to be provided during the 10 months period ending December 31, 1998. The Company recognized the revenue ratably over the term of the contract.
 The Company recognized $90,000 of income during the year ending March 31, 1998 and $810,000 of income during Fiscal 1999.

Merger with Pivot Technologies, Inc

On May 18, 1998, the Company acquired 19.9% of Pivot Technologies,
Inc. ("Pivot"), a remote network servicer,   and an option (the "Option")
to cause the merger of Pivot into a to be created wholly-owned subsidiary of the Company. In consideration for the Option and the Pivot Shares, the Company paid Pivot (exclusive of the merger consideration payable upon any exercise of the Option)$475,000 and agreed to make further payments if Pivot was in material compliance with its Business Plan, as defined in the Purchase and Option Agreement, up to an aggregate of $346,000 over a five month period commencing one month after Closing. The Company further agreed to lend Pivot up to an additional $125,000 in six (6) equal monthly installments. Such loan was payable, without interest, twelve months after its issuance, or upon redemption of the Company's interest in the event the Option was not exercised. The Option had a term of six (6) months (the "Initial Option Period") and could be extended for up to three additional one month terms upon the payment of an additional $80,000 prior to the expiration of the Initial Option Period and the commencement of each additional extension period, respectively. On February 22, 1999, the company exercised its rights to increase ownership to 33.4% from 19.9%.

On June 2, 1999, the Company entered into an Agreement and Plan of
Merger (the "Merger Agreement") consummating a merger (the "Merger") with Pivot and the principal shareholders of Pivot ("Pivot Shareholders"). Pursuant to the Merger Agreement, the non-Company Pivot Shareholders received 377,129 shares of Common Stock, five (5) year warrants to acquire 100,000 shares of Common Stock at an exercise price of $2.916767 per share and $362,603 in cash.

  The shares of Common Stock which the Pivot Shareholders received in connection with the Merger Agreement are subject to Lock-up Agreements which have a two year restriction on resale. Twenty-five percent of the shares subject to the lock-up will be released therefrom on the first anniversary of the Merger, and the remainder thereof shall be released on the second anniversary thereof. The Lock-up Agreements grant the Company a right of first offer should any of the Pivot Shareholders elect to sell such Registrant Common Stock in a non-public transaction.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears in Part IV, immediately following Item 14 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

On March 29, 1999, the Company appointed Goldstein Golub Kessler LLP ("GGK") as the Company's independent certified public accountants for Fiscal 1999. GGK replaced Ernst & Young LLP, the Company's independent certified public auditors for Fiscal 1998 and Fiscal 1997.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:


  Name                       Age              Position(s)

Howard Pavony                48        Chairman of the Board of
                                       Directors

Steven H. Rothman            50        Chief Executive Officer,
                                       President and a Director

Frank T. Wong                51        Vice President-Finance
                                       and Secretary

William Lerner*              65        Director

Arnold J. Wasserman*         61        Director

Alvin Nashman                71        Director

Anthony R. Travaglini        46        Chief Technology Officer
_______________

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

William Learner has served as a Director of the company since September 1995. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania since 1991. His career included service with the U.S. Securities and Exchange Commission, the American Stock Exchange, and as counsel to a major investment banking/securities brokerage firm. Mr. Lerner is a director of Seitel, Inc. (a NYSE list oil and gas producing company that owns one of the largest seismic data libraries in North America). Rent- way, Inc. (a NYSE listed company that is a 2nd largest in the rental-purchase industry), and Helm Resources, Inc. (an OTC-Bulletin Board company that provides financing and management services to middle market public companies), Mr. Lerner also provides corporate secretarial services to a number of other public companies including Computer Research, Inc., (OTC- Bulletin Board, a leading provider of the computer accounting services to the brokerage and banking industries).


Arnold J. Wasserman has, for the past 25 years, been a principal of P & A Associates, a leasing/consulting firm. Prior to that, he held positions with IBM and Litton Industries. Mr. Wasserman has consulted with major corporations in the areas of marketing, advertising and sales.
 He is a director of On-Sight Sourcing, Inc. and Stratasys, Inc., both publicly traded companies.

Alvin E. Nashman has been an independent consultant for major corporations in the field of computer service for the past six years.
 He is a director of several computer service companies, including Haifax Corporation, an American Stock Exchange listed company; and Andrulis Corporation, Spaceworks, Teoco, Inc., Federal Sources, Inc., Trawick Associates and Performance Engineering Corporation, all privately held companies.

Anthony R. Travaglini became the Company's Chief Technology Officer in June 1999 when the Company acquired Pivot Technologies, Inc. Mr. Travaglini founded Pivot in August 1997 and served as its President until Pivot was acquired by the Company. Prior to founding Pivot, Mr. Travaglini was responsible for network, systems and administration management for multiple divisions of PepsiCo. from April 1992 until August 1997. While at PepsiCo., he supervised the design, development and implementation of PepsiCo.'s enterprise management system. Mr. Travaglini also served as Vice President of Trading Technologies at Shearson-Lehman Brothers from February 1988 to April 1992 and a senior UNIX systems administrator at Solomon Brothers from December 1982 to February 1987.

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from April 1, 1998 to March 31, 1999, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during Fiscal 1999, Fiscal 1998 and Fiscal 1997 by certain executive officers of the Company.
 No other executive officers received compensation in excess of $100,000 during such years.

				Long-Term
		Annual Compensation(1)
	Compensation
				Shares
Name and Principal				Underlying
Position          	Year	Salary($)	Bonus($)	Options(#)

                                                                 Long-Term
                  Annual Compensation(1)                         Compensation
                  ---------------------                          ------------
                                                                  Shares
Name and Principal                                               Underlying
Position                Year    Salary($)        Bonus($)         Options(#)
-----------------        ---    ---------        -------          ------------
Howard Pavony             1999    $227,501        $40,000           50,000
Chairman of the Board     1998    $213,334        $  --              --
                          1997    $185,417        $20,000           50,000

Steven H. Rothman         1999    $227,501        $40,000           50,000
  President and CEO       1998    $213,334        $  --              --
                          1997    $185,417        $20,000           50,000

Robert Fries (2)          1998    $139,992        $  --                --
                          1997    $103,326           --                --

Ramon Mota (3)            1999    $125,126        $5,000             5,000
                          1998    $110,333        $  --              5,000
                          1997    $100,033        $ 9,000            5,000


__________________

(1) The compensation figures shown do not include the cost to the Company of benefits, including the use of automobiles leased or car allowances paid by the Company, premiums for life and health insurance and any other personal benefits provided by the Company to such persons, which are, in the aggregate, below reportable thresholds.

(2)    Mr. Fries an executive officer of the Company through March 31, 1998.

(3) Mr. Mota voluntarily terminated his agreement with the Company on December 31, 1998. Mr. Mota was paid a consulting fee of $10,000 for 1999.




OPTION GRANTS IN LAST FISCAL YEAR

The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended March 31, 1999, exercise information and potential realizable value.


                      Individual Grants                                      Potential Realizable
                     -------------------                                    ---------------------
                   Number of       Percent of                               Value at Assumed
                   Securities      Total Options                            Annual Rates of Stock
                   Underlying      Granted to                               Price Appreciation
                   Options         Employees in    Exercise   Expiration      for Option Term
                   Granted(#)      Fiscal Year     Price($/sh)  Date          5%($)   10%($)
                    ----------      ------------   -----------  ---------    -------   -------
Steven H. Rothman     50,000            20.0%          2.25     7/13/08       $118,125   $123,750

Howard Pavony         50,000            20.0%          2.25     7/13/08       $118,125   $123,750

Robert Fries              0              0.0%             --      --           $0        $0

Ramon Mota              5,000            2.0%           2.25      (1)       $11,812.50   $12,375

-----------------------

(1) Mr. Mota voluntarily terminated his agreement with the Company on December 31, 1998 and his unexercised stock options were cancelled.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
OPTION VALUES

The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended March 31, 1999.

                                                                  Value of
                                                 Number of       Unexercised
                                                 Unexercised     In-The-Money
                  Shares                           Options         Options
                  Acquired                       at FY-End(#)    at FY-End($)
                  on Exer-         Value         Exercisable/    Exercisable/
Name               cise (#)        Realized      Unexercisable   Unexercisable

Steven H. Rothman       0                0       90,000/20,000     $67,500/$0
Howard Pavony           0                0       90,000/20,000     $67,500/$0
Robert Fries            0                0             0/0            $0/$0
Ramon Mota         15,000          $20,625             0/0            $0/$0



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

EMPLOYMENT AGREEMENTS

On September 1, 1996, Steven H. Rothman and Howard Pavony, respectively the Chief Executive Officer and Chairman of the Board of

Directors of the Company, each entered into a five year employment agreement with the Company on the terms set forth below. Each agreement renews annually after the term unless either party elects to terminate.
 Salary for the fiscal year ending March 31, 1999 was at the rate of $227,501. Under each agreement, the executive receives annual increases in salary equal to the greater of (i) the percentage increase in the Consumer Price Index; and (ii) $10,000. Each executive is entitled to participate in the Company's stock option plans and any incentive bonus program established from time to time, as determined by the Compensation Committee of the Board of Directors. Further, the Company will maintain a $1,000,000 life insurance policy on each executive's life, payable to the beneficiaries named by him, and maintain disability insurance for the benefit of each executive which will pay $150,000 per annum to him in the event of his permanent disability. In the event that there is a change in control of the Company, the executive will be entitled, upon such change of control, to terminate his employment and receive 2.9 times his annual salary as then in effect.

On April 1, 1996, the Company and Mr. Mota entered into a three-year employment agreement providing for a base salary of $98,000 in the first year, $105,000 in the second year and $115,000 in the third year; a bonus depending upon the earnings generated by the Advanced Technology Group; grants of five-year options to purchase up to 5,000 shares of Common Stock in each of the first two years of the term; and a $300 to $400/month car allowance. The Company further agreed to use its best efforts to designate Mr. Mota as a member of the Board of Directors during the initial term of the agreement. Mr. Mota voluntarily left the employ of the Company on December 31, 1998 and his employment agreement was terminated. Mr. Mota received a consulting fee of $10,000 for services performed in 1999.


Simultaneously with the acquisition of Data.Com, on May 6, 1996, the Company and Mr. Fries entered into a three-year employment agreement providing for a base salary of $140,000; a bonus of 6% of earnings of Data.Com, but in no event more than $60,000 with respect to a fiscal year; grants of up to a total of 20,000 incentive stock options over the three years, subject to Data.Com's earning certain minimum amounts; and a $400/month car allowance. Mr. Fries' agreement was automatically extended for an additional year through April 30, 2000.


Simultaneously with the acquisition of Pivot on June 2, 1999, the Company and Mr. Travaglini entered into an employment agreement with a term ending on March 31, 2002 providing for a base salary of $150,000 based on an April 1 to March 31 Fiscal Year; $175,000 for the second year and $185,000 for the third year; bonus and stock options based on the earnings of the Company's business with respect to which Mr. Travaglini has management responsibility; and a $500/month car allowance.

STOCK OPTION PLANS

The Company has established a 1993 Stock Option Plan (the "1993
Plan"), a 1996 Stock Option Plan (the "1996 Plan") and a 1998 Stock Option Plan (the "1998 Plan")

Pursuant to the 1993 Plan, as of the date hereof, the Company has granted an aggregate of 462,500 stock options. Of these, 155,000 are currently exercisable, and 84,166 have been exercised to date. 220,000 options have been canceled to date or lapsed and made available for regrant under the 1993 Plan.

An aggregate of 235,000 options have been granted to date under the 1996 Plan. Of these, 108,700 are exercisable and 14,000 have been exercised to date. 21,300 options have been canceled to date and made available for regrant under the 1996 Plan. No options have been granted under the 1998 Plan.

As of the date hereof, Messrs. Pavony and Rothman each hold incentive stock options expiring on October 19, 2005 to purchase up to 10,000 shares of Common Stock at $2.25 per share, incentive stock options expiring on July 13, 2008 to purchase up to 50,000 share of Common Stock at $2.25 per share and incentive stock options expiring on August 31, 2001 to purchase up to 50,000 shares of Common Stock at $4.43 per share; Mr. Lerner holds options expiring on September 14, 2005 to purchase up to 2,500 shares of Common Stock at $2.25 per share, options expiring on August 19, 2006 to purchase up to 2,500 shares of Common Stock at $2.25 per share and options expiring on March 31, 2008 to purchase up to 10,000 shares of Common Stock at $2.75 per share; and Messrs. Wasserman and Nashman each hold options expiring March 31, 2008 and October 15, 2008,respectively, to purchase up to 10,000 shares of Common Stock at $2.75 per share and $1.625, respectively.

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

422 of the Code "ISOs"), and non-qualified stock options ("NQSOs") may be granted in tandem with Stock Appreciation Rights ("SARs") or Stock Depreciation Rights, depending upon the terms established by the Board or the Compensation Committee at the time of grant.

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



                        Amount and Nature
                     of Beneficial Ownership       Percent of Class (1)
                     -----------------------       --------------------
Name and Address             Common                        Common
of Beneficial Owner          Shares                        Shares
-------------------         ----------                    ----------
Steven H. Rothman(2)       1,065,625  (3)(4)                 21.60%

Howard Pavony(2)           1,054,500  (3)(5)                 21.4%

Frank Wong(2)                   3,755   (6)                   *

Anthony Travaglini(2)         238,565 (7)                     4.9%

William Lerner
423 East Beau Street
Washington, PA  15301          15,000   (3)                    *

Arnold Wasserman
1 Brookwood Drive
West Caldwell, NJ 07006        10,000   (3)                    *

Alvin E. Nashman
3609 Ridgeway Terrace
Falls Church, VA 22044         10,000   (3)                    *

All Directors and
executive officers
as a group (7 persons)      2,394,445  (3)(4)(5)              46.7%

-----------------------------

* Represents less than 1%.

(1)	Based on 4,825,569 shares of Common Stock issued and outstanding as of June 22, 1999.

(2)	The address of this person is c/o the Company, 614 Corporate Way,
Valley Cottage, New York 10989.

(3)	Includes options held by Steven Rothman and Howard Pavony each to purchase 90,000 shares of Common Stock, options to purchase 7,000 shares held by Mr. Lerner and options to purchase 2,000 shares each by Messrs. Wasserman and Nashman, respectively, which are currently exercisable. Also includes options held by each of Messrs. Pavony and Rothman to purchase 20,000 shares and options held by Messrs.
Lerner, Wasserman and Nashman to purchase 8,000 shares each, respectively, which are not currently exercisable.

(4)	Includes 1,125 shares held by the wife of Mr. Rothman.  Also includes an aggregate of 169,139 shares of Common Stock held in trust for Mr. Rothman's three children. Mr. Rothman disclaims beneficial ownership of all of such shares.

(5)	Includes an aggregate of 164,044 shares held in trust for Mr.
Pavony's two children. Mr. Pavony disclaims beneficial ownership of all of such shares.

(6)	Includes 1,000 shares held by Mr. Wong's wife.


(7)	Includes 188,564 shares of Common Stock which are subject to a Lock-
Up Agreement which restricts the resale of 47,141 shares for one year and 141,423 shares for two years and grants the Company a right of first offer should Mr. Travaglini elect to sell such Common Stock in a private transaction. Also includes a five-year warrant to purchase 50,000 shares of Common Stock of the Company at $2.916767 per Share.


ITEM 13.		CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements.

         Independent Auditors' Report                         F-1-2

Consolidated Balance Sheets at March 31, 1999 and 1998        F-3

Consolidated Statements of Income for                         F- 4
  the years ended March 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders'           F-5
  Equity for the years ended March 31, 1999, 1998
  and 1997

Consolidated Statements of Cash Flows for the
  the years ended March 31, 1999, 1998 and 1997               F-6

Notes to Consolidated Financial Statements                    F-7


(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the Consolidated Financial Statements or the notes thereto.

(3)  Exhibits

	2.1	Asset Purchase Agreement dated as of May 1, 1996 by and
                among DATA.COM RESULTS, INC. ("DATA.COM"), the sole shareholder of DATA.COM, the Company and the Company's wholly-owned subsidiary, DATA.COM DIRECT, INC. (4)

	2.2	Stock Purchase and Option Agreement dated May 15, 1998
                by and among the Company, Pivot Technologies, Inc. and certain Pivot Shareholders. (7)

	3.1	Certificate of Incorporation of the Company, as amended.(1)

	3.2	Certificate of Amendment filed September 10, 1996. (6)

	3.3	By-Laws of the Company.(1)

        4.1     Form of Warrant issued by the Company to Pivot
                Shareholders.(9)

        10.1 Lease Agreement between the Company and Associates of Rockland County dated July 30, 1989 (1)

	10.2	Revised 1993 Employee Stock Option Plan.(1)

	10.3	Revolving Credit Line Agreement between The Bank of New
                York and the Company.(1)

	10.4	Modification and Extension Agreement dated November 12,
                1992 between the Bank of New York and the Company.(1)

	10.5	Remarketer/Integrator Agreement between Dell Marketing
                L.P. and Company, as amended.(1)

	10.6	Amendment to Lease between the Company and Associates
                of Rockland County dated as of July 23, 1992. (1)

	10.7	Dealer Addendum, as amended, to IBM Agreement for
                Authorized Dealers and Industry Remarketers.(1)

	10.8	Master Purchase Agreement between Paine Webber
                Incorporated and the Company.(1)

	10.9	Agreement for Wholesale Financing between Deutsche
                Financial Service (f/k/a/ ITT Commercial Finance Corp.) and the Company.(1)

	10.10	September 13, 1993 amendment to Paine Webber
                Incorporated agreement.(1)

	10.11	Extension Agreement between the Bank of New York and the
                Company dated March 3, 1994.(2)

	10.12	Agreement of Cancellation and Termination of Franchise
                Agreement and general release, dated March 28, 1995.(3)

	10.13	Amendment to Revolving Loan Agreement between the
                Company and the Bank of New York, dated March 28, 1995.(3)

	10.14	Pledge and Escrow Agreement dated as of May 6, 1996
                among the Company, Data.Com and Mr. Fries.(4)

	10.15	Employment Agreement dated as of May 6, 1996 between the
                Company and Mr. Fries.(4)

	10.16	Employment Agreement dated April 1, 1996 between the
                Company and Mr. Mota.(5)

	10.17	Lease Extension between the Company and Associates of
                Rockland County dated as of February 29, 1996.(5)

	10.18	Employment Agreement between the Company and Steven H.
                Rothman, dated September 1, 1996.(6)


	10.19	Employment Agreement between the Company and Howard
                Pavony, dated September 1, 1996.(6)

	10.20	Agreement and Plan of Merger by and among the Company,
                a to be formed wholly-owned subsidiary, and Pivot
                Shareholders, to be entered into if Option is exercised pursuant to Stock Purchase and Option Agreement referred to in 2.2 above.(7)

	10.21	Lease Agreement between 270 Madison Limited Partnership
                as landlord and the Company as tenant for space located at 270 Madison Avenue.

	10.22	Business Financing Agreement as of January 19, 1999
                Deutsche Financial Services Corporation and Micros-to-Mainframes, Inc. (8)

	10.23	Addendum to Agreement for Wholesale Financing
                Deutsche Financial Services Corporation and Micros-to-Mainframes, Inc. (8)

	10.24	Addendum to Business Financing Agreement and Agreement
                for Wholesale Financing with Deutsche Financial
                Services Corporation.(8)

	10.25	Master Services Agreement dated April 15, 1999, between
                Micros-to-Mainframes, Inc. and Dell Marketing L.P.

	 10.26	Agreement and Plan of Merger dated June 2, 1999 by and
                among the Company, Registrant Mergerco and Pivot
                Shareholders. (9)

	 10.27	Employment Agreement dated June 2, 1999 by and among the
                Company, Pivot and Anthony Travaglini. (9)

         21.1   Subsidiaries of the Company.(5)

         23.2 Consent from Independent accountants on 1996 and 1998 Stock Options Plans (1) Letter from Goldstein Golub Kessler LLP, (2) Letter from Ernst & Young LLP.

	27.1	Financial Data Schedule.
-------------------

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

7.	Incorporated by reference from the Company's Current Report on Form
        8-K dated May 15, 1998.

8	Incorporated by reference from the Company's Quarterly Report on
        Form 10-Q for the fiscal quarter ended December 31, 1998.

9.	Incorporated by reference from the Company's Current Report on Form
        8-K dated June 8, 1999.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated June 8, 1999, reporting that it had acquired Pivot Technologies, Inc.

                      REPORT OF INDEPENDENT AUDITORS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Reports                                      F-2 - F-3

Consolidated Balance Sheets as of March 31, 1999 and 1998             F-4

Consolidated Statements of Income for the Years Ended March 31,
1999, 1998  and 1997                                                  F-5

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended  March 31, 1999, 1998 and 1997                            F-6

Consolidated Statements of Cash Flows for the Years Ended March 31,
1999, 1998  and 1997                                                  F-7

Notes to Consolidated Financial Statements                        F-8 - F-20

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Micros-To-Mainframes, Inc.

We have audited the accompanying consolidated balance sheet of Micros-To-Mainframes, Inc. and Subsidiaries as of March 31, 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micros-To-Mainframes, Inc. and Subsidiaries as of March 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 14, 1999, except for Note 10, paragraph 4,
 as to which the date is June 2, 1999
                                  F-2

Report of Independent Auditors

Board of Directors and Shareholders
Micros-To-Mainframes, Inc.


We have audited the accompanying consolidated balance sheet of Micros-To-Mainframes, Inc. as of March 31, 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micros-To-Mainframes, Inc. at March 31, 1998 and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



                                         /s/  Ernst & Young LLP

Stamford, Connecticut
May 29, 1998

                                  MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES
                                                  CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------
March 31,                                                1999            1998
-----------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $     678,680    $  3,991,593
  Accounts receivable - trade,less allowance
           of $140,000                              16,891,070      14,000,562
  Inventories                                        1,428,736       1,332,322
  Prepaid expenses and other current assets            736,844         396,618
  Deferred income taxes                                 84,100         402,400
------------------------------------------------------------------------------
        Total current assets                        19,819,430      20,123,495
------------------------------------------------------------------------------
Property and Equipment:
  Leasehold improvements                               111,584         100,206
  Furniture, fixtures and other equipment            2,248,843       1,852,350
------------------------------------------------------------------------------
                                                     2,360,427       1,952,556
  Less accumulated depreciation and amortization     1,170,173         877,683
------------------------------------------------------------------------------
                                                     1,190,254       1,074,873

Goodwill, net of accumulated amortization
 of $173,219 and $113,819, respectively                717,781         777,181
Investment in Pivot Technologies, Inc.               1,067,217             -
Other Assets                                           155,078         100,951
------------------------------------------------------------------------------
        Total Assets                               $22,949,760     $22,076,500
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Secured notes payable                         $     980,000   $        5,000
  Inventory financing agreements                    3,811,218        4,124,000
  Accounts payable and accrued expenses             4,397,724        4,042,141
  Income taxes payable                                 -               373,284
  Deferred revenue                                     -               810,000
 -----------------------------------------------------------------------------
        Total current liabilities                   9,188,942        9,354,425

Deferred Income Taxes                                  90,500           37,000
------------------------------------------------------------------------------
        Total liabilities                           9,279,442        9,391,425
------------------------------------------------------------------------------
Commitments and Contingencies

Shareholders' Equity:
  Common stock - $.001 par value; authorized
   10,000,000 shares; issued and outstanding
   4,446,440 and 4,450,374 shares, respectively         4,446            4,450
  Additional paid-in capital                       12,883,170       12,807,900
  Retained earnings (accumulated deficit)             782,702         (127,275)
 -----------------------------------------------------------------------------
        Shareholders' equity                       13,670,318       12,685,075
------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity  $22,949,760      $22,076,500
==============================================================================
                                   F-4
See Notes to consolidated Financial Statemnets

                                   MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES
                                             CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------
Year ended March 31,                       1999          1998            1997

Net revenue:
  Products                         $47,857,812     $54,378,851     $51,646,003
  Services                          21,172,868      15,222,379       6,416,470
------------------------------------------------------------------------------
                                    69,030,680      69,601,230      58,062,473
------------------------------------------------------------------------------
Costs and expenses:
  Cost of products sold             45,749,463      51,912,015      47,548,895
  Cost of services provided         14,102,562       9,413,815       2,419,527
  Selling, general and
   administrative expenses           8,597,699       7,796,253       6,698,265
------------------------------------------------------------------------------
                                    68,449,724      69,122,083      56,666,687
------------------------------------------------------------------------------
Other income                           953,053         163,121         140,788

Interest expense                        18,232          13,437           6,136
------------------------------------------------------------------------------

Income from operations
 before income taxes                 1,515,777         628,831       1,530,438

Provision for income taxes             605,800         287,000         620,450
------------------------------------------------------------------------------
Net income                        $    909,977   $     341,831   $     909,988
==============================================================================

Net income per common share:
  Basic                           $       .21    $      .08      $       .21
  ==========================================================================
  Diluted                         $       .21    $      .08      $       .20
  ==========================================================================

Weighted-average number of shares
 used in calculation:
  Basic                              4,414,564       4,450,374     4,425,073
  ==========================================================================
  Diluted                            4,437,013       4,483,881     4,491,319
  ==========================================================================


See Notes to consolidated Financial Statemnets

                                   MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES


                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                          Retained
                                     Preferred Stock    Common Stock        Additional     Earnings
                                      Number             Number               Paid-in     (Accumulated
                                     of Shares   Amount  of Shares  Amount    Capital    Deficit)             Total
Balance at March 31, 1996             1,400,000  1,400  3,363,374   $3,363  $12,374,774  $(1,379,094)    $11,000,443

Conversion of preferred stock        (1,400,000)(1,400)   980,000      980          420        -               -
Issuance of common stock:
  Exercise of stock options              -      -          20,000       20       24,980        -              25,000
  Acquisition of subsidiary              -      -          87,000       87      407,726        -             407,813
Net income                               -      -         -              -                    909,988        909,988
--------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997                -      -       4,450,374    4,450    12,807,900      (469,106)   12,343,244

Net income                               -                -            -               -       341,831       341,831
--------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                -      -       4,450,374     4,450   12,807,900      (127,275)   12,685,075

Common stock purchased and retired       -      -         (74,600)      (74)    (186,275)       -           (186,349)
Exercise of stock options                -      -          70,666        70      152,679        -            152,749
Issuance of nonemployee stock options    -      -         -             -         32,220        -             32,220
Tax benefit related to employee stock
 options                                 -      -         -             -         76,646        -             76,646
Net income                               -      -         -             -          -            909,977      909,977
--------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                -      -       4,446,440     $4,446 $12,883,170     $  782,702  $13,670,318
====================================================================================================================


See Notes to consolidated Financial Statemnets

                               MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES

                                     CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------
Year ended March 31,                                1999          1998         1997
---------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net income                                  $    909,977    $    341,831    $  909,988
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
     activities:
    Depreciation and amortization                  299,490         272,607       169,056
    Amortization of goodwill                        59,400          59,369        54,450
    Deferred income taxes                          371,800        (350,400)          -
    Stock option issued to nonemployee              32,220             -             -
    Loss from investment in Pivot Technologies,Inc. 13,291             -             -
    Bad debt expense                                  -             99,000           -
    Other noncash charges                             -                -           5,000
    Changes in operating assets and liabilities,
     net of effects of acquisition in 1997:
      Increase in accounts receivable           (2,890,508)       (392,104)   (3,418,345)
      (Increase) decrease in inventories           (96,414)        126,145       (96,068)
      (Increase) decrease in prepaid expenses
       and other current assets                   (146,580)         14,199        22,609
      Increase in other assets                     (54,127)         (6,657)      (25,132)
      Increase (decrease) in inventory
           financing agreements                   (312,782)     (1,031,000)     2,619,000
      Increase (decrease) in accounts payable
           and accrued expenses                    355,583       1,291,448       (732,928)
      Increase (decrease) in income taxes payable (373,284)        198,731         55,413
      Increase (decrease) in deferred revenue     (810,000)        810,000            -
------------------------------------------------------------------------------------------
	Net cash provided by (used in)
         operating activities                   (2,641,934)      1,433,169       (436,957)
------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment           (407,871)       (321,154)      (682,034)
  Investment in Pivot Technologies, Inc.        (1,080,508)             -               -
  Loan to Pivot Technologies, Inc.                (124,000)             -               -
  Purchase of subsidiary, net of cash acquired        -                 -      (1,311,018)
------------------------------------------------------------------------------------------
        Cash used in investing activities       (1,612,379)       (321,154)    (1,993,052)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in secured notes payable                975,000            -               -
  Purchase and retirement of common stock         (186,349)           -               -
  Proceeds from exercise of stock options          152,749            -            25,000
------------------------------------------------------------------------------------------
        Net cash provided by financing activities  941,400            -            25,000
------------------------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                               (3,312,913)     1,112,015      (2,405,009)

Cash and cash equivalents at beginning
  of year                                        3,991,593      2,879,578       5,284,587
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year      $    678,680     $3,991,593     $ 2,879,578
=========================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                  $      9,300     $   13,000     $     6,000
==========================================================================================
    Income taxes                              $    750,000     $  557,000     $    560,000
===========================================================================================

Supplemental schedule of noncash financing activity:

  Tax benefit related to stock options        $      76,646           -               -
===========================================================================================



See Notes to consolidated Financial Statemnets

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Nature of Operations:

The accompanying consolidated financial statements include the accounts of Micros-To-Mainframes, Inc. and its wholly owned subsidiaries, Data.Com RESULTS, Inc. ("Data.Com") and
MTM Advanced Technology, Inc. ("MTM"), hereinafter collectively referred to as the "Company." Significant intercompany accounts and transactions have been eliminated. The Company is a premier provider of network analysis and diagnostics, management, architecture, design, implementation and support services serving the New York
Tri-State Area.  The Company practices in Network Protocol
Analysis, Network OS Consulting, Internet & Network
Security, Integrated Communications, and Life Cycle Managed
Services create a comprehensive computer and communication services suite.

The Company purchases microcomputers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers which can be terminated by the supplier, with or without cause, upon 30 to 90 days notice, or immediately upon the occurrence of certain events. The cost of sales of products purchased from the Company's three largest suppliers accounted for 33%, 28% and 17% for the year ended March 31, 1999. The cost of sales of products purchased from the Company's two largest suppliers were 23% and 16% for the year ended March 31, 1998. For the year ended March 31, 1997, products from three of the Company's largest suppliers accounted for 20%, 26%, and 13% of the cost of sales. The Company believes that it has excellent relationships with its major suppliers, however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed the Company may have difficulty obtaining inventory at a cost which would allow for resale at a competitive market price.

Certain prior years' amounts have been reclassified to conform to current-year presentation.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents generally consist of cash, certificates of deposit, commercial paper and money market funds holding similar investments. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Inventories:

Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.

Property and Equipment:

Property and equipment is stated at cost and is depreciated using the straight-line method. Furniture, fixtures and other equipment have useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to operations as incurred.

The Company incurred approximately $299,000, $273,000 and
$169,000 in depreciation expense for the years ended March
31, 1999, 1998 and 1997, respectively.

Goodwill:

Goodwill is amortized using the straight-line method over 15 years (see Notes 8 and 10).

Impairment of Long-lived Assets:

Long-lived assets, including goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At March 31, 1999, no such impairment existed. The Company measures the potential impairment of long-lived assets, including goodwill, by the undiscounted value of expected operating cash flow in relation to the assets to which it applies.

Income Taxes:

Deferred income taxes are provided, using the asset and liability method, for temporary differences between financial and tax reporting, which arise principally from the deductions related to the allowances for doubtful accounts, certain capitalized software costs, the basis of inventory and differences arising from book versus tax depreciation methods. The Company files a consolidated federal income tax return and separate state income tax returns.

Revenue Recognition:

The Company recognizes revenue upon the shipment of ordered merchandise and as technical services are rendered.

Fair Value of Financial Instruments:

The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. All current assets and current liabilities are carried at their cost, which approximates fair value, because of their short-term nature.

Accounting for Stock-based Compensation:

The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25,
Accounting for Stock Issued to Employees, and intends to continue to do so.

Net Income per Share of Common Stock:

The Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 128, Earnings per Share, which supersedes APB Opinion No. 15, Earnings per Share, and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock.
SFAS No. 128 replaces primary and fully diluted EPS with basic and diluted EPS, respectively. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS, unlike primary EPS, excludes all dilution while diluted EPS, like fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

EPS for 1997 have been restated to conform to the requirements of SFAS No. 128.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

The Company's customers are primarily mid- to large-sized corporations in diversified industries located in the New
York Tri-State Area. Receivables from one of the Company's largest customers were approximately 21% and 26% of the trade receivables at March 31, 1999 and 1998, respectively.
One customer accounted for approximately 21% and 13% of the Company's revenue for the years ended March 31, 1999 and 1998, respectively. Two customers each accounted for 13% of the Company's revenue in the year ended March 31, 1997.
The loss of a principal customer would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss. The Company has not historically experienced any material losses due to uncollectible accounts receivable.

Recent Accounting Pronouncements:

In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for
Costs of Computer Software Developed or Obtained for
Internal Use. This statement provides guidance on accounting for the costs of software developed or obtained for internal use and is effective for years beginning after December 15, 1998. The Company adopted this standard for the current year. Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.


 2. CREDIT FACILITIES:

The Company has entered into two financing agreements for the purchase of inventory ("floor plan agreements"). These agreements aggregate approximately $9,300,000 and
$6,800,000 (approximately $5,489,000 and $2,676,000 unused)
at March 31, 1999 and 1998, respectively, and generally provide for 30-day repayment terms.

The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free.
Interest is charged to the Company only after the due date.
In addition, one of these agreements provides for minimum amounts of tangible net worth and specified financial ratios.

On January 19, 1999, the Company entered into a new one-year $13,000,000 credit facility with one of its current floor planners. This $13,000,000 credit facility includes an $8,000,000 floor plan agreement and a $5,000,000 revolving receivable financing facility. The combined facility is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

In addition, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (7.75% at March 31, 1999) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period, plus 1.5% per annum (6.44% at March 31, 1999).

On March 31, 1999, the Company's total outstanding debt under the $5,000,000 revolving receivable financing facility was $980,000 which bears interest at the prime rate. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility. On March 31, 1998, the Company's outstanding debt under a bank revolving line of credit was $5,000 with interest payable at the bank's alternate base rate of 8.50%.


 3. SHAREHOLDERS' EQUITY:

Preferred Stock:

At the Annual Meeting of Shareholders on August 20, 1996, the Company amended its Certificate of Incorporation, eliminating the old Series A preferred stock and
                                F-11
authorizing a new class of 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of March 31, 1999, there were no preferred shares issued and outstanding.

Stock Options:

The 1993 Employee Stock Option Plan (the "1993 Plan") was adopted by the Company in May 1993; the 1996 Stock Option
Plan (the "1996 Plan") was approved by the shareholders of the Company on August 20, 1996; and the 1998 Stock Option
Plan (the "1998 Plan") was approved by the shareholders of the Company on October 16, 1998. The plans provide for granting of options, including incentive stock options, nonqualified stock options and stock appreciation rights to qualified employees (including officers and directors) of the Company, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000, 350,000 and 250,000 shares of common stock under the 1993
Plan, the 1996 Plan and the 1998 Plan, respectively. The exercise price of options generally may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than 10 years after the date of grant. Options granted under the plans become exercisable in accordance with different vesting schedules depending on the duration of the options.

Information regarding the Company's stock option plans is summarized below:


                                                1993 Plan                    1996 Plan
-------------------------------------------------------------------------------------------------
                                      Number of     Option Exercise   Number of   Option Exercise
                                       Options       Price per Share  Options     Price per Share
--------------------------------------------------------------------------------------------------
Outstanding at March 31, 1996         225,000      $1.25   -   $7.00     -               -


Options issued during the year         15,000      $3.94   -   $4.06   145,000    $2.50  -   $4.43
Options exercised during the year     (20,000)     $1.25                   -
---------------------------------------------------------------------------------------------------

Outstanding at March 31, 1997         220,000      $1.25   -   $7.00   145,000    $2.50   -  $4.43

Options issued during the year           -                 -            40,000    $2.875  -  $3.875
Options canceled during the year        -                  -            (4,300)   $2.875
---------------------------------------------------------------------------------------------------

Outstanding at March 31, 1998         220,000     $1.25   -    $7.00   180,700     $2.50   -  $4.43

Options expired during the year      (150,000)   $3.375                  -                 -
Options canceled during the year       (5,000)    $2.25                (17,000)    $2.50   - $3.875
Options repriced during the year      (50,000)  $3.9375 -      $7.00     -                 -
                                       50,000     $2.25                  -                 -
Options issued during the year        150,000     $2.25                 50,000     $1.625  -  $2.75
Options exercised during the year     (56,666)    $1.25   -    $2.25   (14,000)    $2.875
------------------------------------------------------------------------------------------------------
Outstanding at March 31, 1999         158,334                          199,700
======================================================================================================

There have been no transactions relating to the 1998 Plan.

The weighted-average exercise price of the total options outstanding at March 31, 1999 is $3.04 and the weighted-average contractual life is 7.95 years.

The weighted-average fair value of options granted during the years ended March 31, 1999 and 1998 is $2.31 and $2.77, respectively.

There were 155,000 and 213,333 options exercisable at March
31, 1999 and 1998, respectively, under the 1993 Plan and 108,700 and 25,000 options exercisable at March 31, 1999 and 1998, respectively, under the 1996 Plan.

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended
March 31, 1999 and 1998 and 1997: risk-free interest rate
5.1%, 6.0% and 6.0%, respectively; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 1.88, .57 and .78, respectively, and an expected life of 9.2, 8.5 and 8.0 years, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

Year ended March 31,                       1999         1998           1997
-----------------------------------------------------------------------------
Pro forma net income                  $444,307        $301,225       $883,825
=============================================================================

Pro forma income per share -
 basic and diluted                    $    .10        $    .07      $     .20
=============================================================================

In accordance with the provisions of FASB No. 123, the pro forma disclosures include only the effect of stock options granted in years beginning after December 15, 1994. The application of the pro forma disclosures presented above are not representative of the effects that FASB No. 123 may have on net earnings and EPS in future years due to the timing of stock option grants and considering that options vest over several years.

Earnings per Share:

The following table presents the computation of basic and diluted income per share:

Year ended March 31,                     1999          1998            1997
----------------------------------------------------------------------------
Numerator:
  Net income                      $   909,977     $   341,831     $  909,988
=============================================================================
Denominator:
  Denominator for basic earnings per
  share - weighted-average shares   4,414,564      4,450,374       4,425,073
  Dilutive effect of employee stock
   options and warrants                 22,449         33,507         66,246
-----------------------------------------------------------------------------
  Denominator for diluted earnings
   per share                         4,437,013      4,483,881      4,491,319
=============================================================================
Net income per share - basic      $         .21   $       .08     $      .21
=============================================================================

Net income per share - diluted  $           .21   $        08     $      .20
=============================================================================

Options to purchase 154,700, 145,000 and 155,000 shares of common stock, outstanding as of March 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.



 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

March 31,                                       1999         1998

Trade accounts payable                     $3,200,703      $2,998,222
Accrued payroll and other taxes payable       497,247         512,689
Accrued commissions                           256,618         198,705
Accrued other                                 443,156         332,525
---------------------------------------------------------------------
                                           $4,397,724      $4,042,141
=====================================================================

 5. INCOME TAXES:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for income taxes consists of the following:

Year ended March 31,                      1999           1998          1997
-----------------------------------------------------------------------------
Federal:
  Current                             $184,500        $ 513,100      $463,450
  Deferred                             299,000         (289,000)        5,000
-----------------------------------------------------------------------------
                                       483,500          224,100       468,450
State:
  Current                               49,500          124,300       152,000
  Deferred                              72,800          (61,400)        -
-----------------------------------------------------------------------------
                                      $605,800        $ 287,000      $620,450
=============================================================================

The reconciliations of income tax computed at the federal statutory tax rates to actual income tax expense are as follows:

Year ended March 31,                    1999           1998           1997

Tax expense at statutory rates
 applied  to pretax earnings         $515,000        $213,800        $520,000

State income taxes, net of federal
 benefit                               76,500          41,500         100,000
Other                                  14,300          31,700             450
-----------------------------------------------------------------------------
                                     $605,800        $287,000        $620,450
=============================================================================

Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,                                                   1999     1998

Deferred tax assets:
  Reserve for bad debts                                   $54,600 $  54,000
  Inventory reserve                                        15,600    24,000
  Deferred revenue                                          -       313,000
  Other, net                                               13,900    11,400
---------------------------------------------------------------------------
                                                           84,100   402,400
---------------------------------------------------------------------------

Deferred tax liabilities:
  Capitalized software, net                                44,900      -
  Depreciation                                             45,600   37,000
--------------------------------------------------------------------------
                                                           90,500   37,000
--------------------------------------------------------------------------
        Net deferred tax assets (liabilities)            $ (6,400)$365,400
==========================================================================

For the year ended March 31, 1999, the Company recognized for income tax purposes a tax benefit of $76,646 for compensation expense related to its incentive stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to additional paid-in capital for the year ended March 31, 1999.


 6. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases three locations for its administrative and operational functions under operating leases expiring at various dates through July 2004. Certain leases are subject to escalation based on the Company's share of increases in operating expenses. In addition, the Company leases five cars for the use of certain employees, including its officers, as well as office equipment.

Future minimum annual lease payments under noncancelable operating leases are as follows:

Year ending March 31,
        2000                     $  438,569
        2001                        379,463
        2002                        359,635
        2003                        345,167
        2004                        206,021
        Thereafter                   22,292
        -----------------------------------
                                 $1,751,147
        ===================================

Rental expense for operating leases approximated $572,000, $356,000 and $460,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

Employment Agreements:

The Company has entered into employment agreements which require the payment of approximately $460,000 annually and which expire at various dates through September 2001.


 7. EMPLOYEE SAVINGS PLAN:

The Company has an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, all employees who are at least 21 years of age and have completed one year of service are eligible to defer up to 15% of their pre-tax compensation, but not more than the limit prescribed by the Internal Revenue Service.
The Company matches 10% of employee contributions to a maximum of 6% of the employee's salary. The Company contributed approximately $25,000, $18,000 and $12,000 to the plan in the years ended March 31, 1999, 1998 and 1997, respectively.


 8. ACQUISITION OF DATA.COM RESULTS, INC.:

On May 6, 1996, a subsidiary of the Company acquired substantially all of the assets of Data.Com in exchange for issuance of 87,000 shares of common stock of the Company
(valued at approximately $407,000), and the assumption of certain Data.Com payables (primarily trade). Data.Com is a data communication, wide area network and local area network consultant and advanced technology solutions provider primarily serving clients located in Connecticut.

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

The following summarized pro forma results of operations for the year ended March 31, 1997 have been prepared assuming the acquisition occurred at the beginning of the period.

Net sales                                  $58,907,524
Net income                                     957,704

Earnings per share:
  Basic                                    $       .22
  Diluted                                  $       .21
------------------------------------------------------

 9. TERMINATION OF THE MERGER AGREEMENT:

On August 29, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with BTG, Inc.
("BTG"), a Virginia corporation, and BTG Merger Sub, Inc., a wholly owned subsidiary of BTG, pursuant to which the Company was to be acquired by BTG for cash and stock valued at approximately $25,000,000.

On February 13, 1998, BTG terminated the Agreement with the
Company. As a result of the default BTG paid the Company a $500,000 termination fee. In addition, BTG paid the Company for out-of-pocket expenses of $350,000 in exchange for a release from future liability which may arise as a result of the termination of the Agreement. The Company recognized these payments as a reduction to selling, general and administrative expenses, reflecting an offset against the direct and indirect costs and expenses related to the BTG merger.

The Company also entered into a cooperative marketing and service agreement with BTG, under which the Company received a nonrefundable payment of $900,000 from BTG for consulting services to be provided during the 10-month period ended December 31, 1998. The Company recognized
$810,000 and $90,000 of income related to this payment during the years ended March 31, 1999 and 1998, respectively. The Company is not required to provide services exceeding $900,000.


 10.  IVESTMENT IN PIVOT TECHNOLOGIES, INC:


On May 18, 1998, the Company acquired 19.9% of Pivot
Technologies, Inc. ("Pivot"), a remote network servicer, and an option (the "Option") to cause the merger of Pivot into a to-be-created wholly owned subsidiary of the Company. In consideration for the Option and the Pivot shares, the Company paid Pivot (exclusive of the merger consideration payable upon any exercise of the Option)
$475,000 and made further payments, as defined in the Purchase and Option Agreement, of $346,000 over a five-month period commencing one month after closing. Pursuant to the Option, the shareholders of Pivot (exclusive of the Company) would receive 377,130 shares of the Company's common stock, five-year warrants to acquire 100,000 shares of the Company's common stock at $2.916767 per share, with one-third such warrants becoming exercisable at the end of each of the first three years after the exercise of the Option and $337,600 in cash. The Option had an initial term of six months and was extended for three additional one-month terms for additional cash consideration of $240,000. Such further payments gave the Company the right to increase its ownership to 33.4% for no further consideration. The Company also incurred acquisition costs of approximately $20,000. On February 22, 1999, the
Company increased its ownership to 33.4%.

The investment in Pivot is accounted for under the equity method of accounting whereby earnings or losses from the investment are reflected in the Company's earnings based on the Company's pro rata ownership interest. The net loss from this investment for the year ended March 31, 1999 aggregated approximately $13,000. The excess of the Company's carrying value over the proportionate share of the underlying net assets of Pivot aggregated $985,000 and is being amortized over a period of 15 years.

In addition, the Company lent Pivot $124,000 which is included in prepaid expenses and other current assets at March 31, 1999. The loan is payable, without interest, 12 months after its issuance.

On June 2, 1999, the Company acquired the remaining 66.6% ownership of Pivot. In consideration, Pivot shareholders received 377,129 shares of the Company's common stock;
five-year warrants to acquire 100,000 shares of the Company's common stock at $2.916767 per share, exercisable immediately; and $262,603 in cash. The Company also paid
$100,000 to the Pivot shareholders in consideration for the shareholders' covenant not to compete. Additionally, the Company entered into employment agreements which require the payment of approximately $335,000 annually through March 2002. The approximate value of the consideration paid totaled $2,170,000. As of March 31, 1999 (unaudited), the total assets, liabilities, and shareholders' equity of Pivot approximated $388,000, $123,000 and $265,000, respectively.


 11. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Information relating to the allowance for doubtful accounts is as follows:

                               Balance at      Charged to      Balance
                                Beginning       Costs and       at End
Description                       of Year        Expenses      of Year
----------------------------------------------------------------------
                                             (in thousands)

Year ended March 31,
        1997                      $  41             -            $  41
        1998                         41            $99             140
        1999                        140             -              140
----------------------------------------------------------------------


 12. QUARTERLY RESULTS OF OPERATIONS (unaudited):


The following is a summary of the quarterly results of operations for the years ended March 31, 1999, 1998 and 1997:


                            June 30   September 30   December 31    March 31
                            ------------------------------------------------
                                   (in thousands, except per share data)


1999:
Net revenue                 $17,073      $15,066       $17,313        $19,579
Cost of products sold        11,840        9,675        11,716         12,518
Cost of services provided     2,905        3,003         3,119          5,076
Net income                      207 (1)      215 (1)       135 (1)        353
Net income per common share:
  Basic                     $   .05 (1)  $   .05 (1)   $   .03 (1)    $  .08
  Diluted                   $   .05 (1)  $   .05 (1)   $   .03 (1)    $  .08

1998:

Net revenue                $17,576       $17,338       $15,835        $18,852
Cost of products sold       13,656        13,333        11,162         13,761
Cost of services provided    1,887         1,992         2,467          3,068
Net income                     130           128            73             11 (2)
Net income per common share:
  Basic                    $   .03       $   .03       $   .02        $   .00 (2)
  Diluted                  $   .03       $   .03       $   .02        $   .00 (2)

(continued)


                            June 30   September 30   December 31    March 31
                            ------------------------------------------------
                                   (in thousands, except per share data)

1997:
Net revenue                $13,311        $13,450       $13,679       $17,622
Cost of products sold       10,999         11,245        11,024        14,289
Cost of services provided      427            539           655           798
Net income                     256             79           171           404
Net income per common share:
  Basic                    $   .06        $   .02       $   .04       $   .09
  Diluted                  $   .06        $   .02       $   .04       $   .09
------------------------------------------------------------------------------

Earnings per common share calculations for each of the quarters were based on the weighted-average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(1) Includes a $270,000 (approximately $159,000 after tax) contractual payment from BTG.

(2) Includes a termination fee of $850,000 (approximately
$370,000 after tax) received from BTG. This amount was recognized as a reduction to selling, general and administrative expenses, as an offset against the direct and indirect costs and expenses related to the BTG merger.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 1999

                                     MICROS-TO-MAINFRAMES, INC.

                                      By: /s/Steven H. Rothman
                                          Steven H. Rothman
                                          CEO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Howard Pavony               Chairman of the Board          June 28, 1999
Howard Pavony


/s/ Steven H. Rothman           President,                     June 28, 1999
Steven H. Rothman               Principal Executive
                                Officer and Director


/s/ Frank Wong                  Vice President-Finance         June 28, 1999
Frank Wong                      (Principal Financial and
                                 Accounting Officer)


/s/ Anthony Travaglini          Chief Technology Officer        June 28,1999
Anthony Travaglini


/s/ William Lerner              Director                        June 28,1999
William Lerner


/s/ Arnold J. Wasserman         Director                        June 28,1999
Arnold J. Wasserman


/s/ Alvin E. Nashman            Director                        June 28, 1999
Alvin E. Nashman

                               EXHIBIT INDEX

Exhibit No.                    Description


10.25 Master Services Agreement dated April 15, 1999, between Micros-to-Mainframes, Inc. and Dell Marketing L.P.

23.2 Consent from Independent accountants on 1996 and 1998 Stock Options Plans (1) Letter from Goldstein Golub Kessler LLP,
         (2) Letter from Ernst & Young LLP

27.1     Financial Data Schedule.