Form 10-Q
period 1999-06-30
MICROS TO MAINFRAMES INC
filed 1999-07-30
CIK 906282

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999



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

Common Stock, $.001 par value - 4,827,569 shares as of July 28, 1999

                          PART I FINANCIAL INFORMATION


ITEM 1: Financial Statements


                               Micros-to-Mainframes, Inc

                        Condensed Consolidated Balance Sheets


                                                  June 30,     March 31
                                                    1999          1999
                                                (unaudited)


Assets
Current Assets
Cash and cash equivalents                     $    476,580     $    678,680
Accounts receivable, net                        16,516,041       16,891,070
Inventories                                      2,125,787        1,428,736
Prepaid expenses and other current assets          683,383          736,844
Deferred income taxes                               85,000           84,100
                                               -----------------------------
Total current assets                            19,886,791       19,819,430

Property, plant and equipment                    2,719,049        2,360,427
Less accumulated deprecation and amortization    1,250,060        1,170,173
                                               -----------------------------
                                                 1,468,989        1,190,254


Goodwill, net of accumulated amortization        3,711,666          717,781
Investment in Pivot Technologies, Inc.               -            1,067,217
Other Assets                                       159,578          155,078
                                               ----------------------------
Total assets                                 $  25,227,024    $  22,949,760
                                              =============================

Liabilities and Shareholders' Equity
Current liabilities:
Secured notes payable                         $   580,000    $     980,000
Inventory financing agreement                   5,846,544        3,811,218
Accounts payable and accrued expenses           3,130,026        4,397,724
                                               ---------------------------
Total current liabilities                       9,556,570        9,188,942
Deferred Income taxes                             107,300           90,500
                                               ---------------------------
Total Liabilities                               9,663,870        9,279,442


Commitments and Contingencies

Shareholders' Equity
Common stock                                       4,828            4,446
Additional paid-in capital                    14,702,864       12,883,170
Retained earnings                                855,462          782,702
                                              ---------------------------
Total shareholders' equity                    15,563,154       13,670,318
                                              ---------------------------
Total liabilities and shareholders' equity  $ 25,227,024     $ 22,949,760
                                             ============================



 See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income



                                              Unaudited Three Months
                                                   Ended  June 30
                                               1999             1998
                                               ----------------------

Revenue
Products                                   $   13,062,295    $  12,042,541
Service related sales                           5,300,760        5,030,018
                                           --------------------------------
                                               18,363,054       17,072,559
                                           --------------------------------
Costs and expenses:
Cost of products sold                          12,356,007       11,840,135
Cost related to service sales                   3,510,437        2,905,478
Selling, general and administrative expenses    2,379,025        2,282,956
                                            -------------------------------
                                               18,245,468       17,028,569
                                            -------------------------------

Other Income                                       10,818          310,455
Interest expenses                                   5,644            2,963
                                             ------------------------------
                                                  122,760          351,482

Provision for income taxes
                                                   50,000          144,000
                                            -------------------------------
Net  income                                 $      72,760   $      207,482
                                            ===============================

Net income per common share:
     Basic                                    $      0.02      $     0.05
                                            ===============================
     Diluted                                  $      0.02      $     0.05
                                            ===============================

Weighted average number of common and common
 equivalent shares used in calculation
     Basic                                      4,570,895        4,450,374
                                            ===============================
     Diluted                                    4,641,720        4,456,468
                                            ===============================



See accompanying notes

Micros-to-Mainframes, Inc

Condensed Consolidated Statement of Cash Flows


                                                         Unaudited
                                                     Three Months Ended
                                                          June 30,
                                                  1999              1998
                                               -----------------------------
Operating activities

     Net Income                               $   72,760     $    207,482
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization               111,546          88,849
     Deferred income taxes                        15,900          93,400
     Loss from investment in Pivot
                 Technologies,Inc.                 1,589
     Changes in operating assets and liabilities:
     Decrease in accounts receivable             505,047       1,001,639
     Decrease (Increase) in inventory           (697,051)        184,596
     Increase  in prepaid expenses and
     other current  assets                       (70,539)        (55,583)
     Increase (Decrease) in other assets             500         (42,968)
     Increase (Decrease) in accounts payable
     and accrued expenses                        725,555      (1,696,418)
     Decrease in deferred revenue                    -          (270,000)
     Decrease in income taxes payable                -          (191,296)
Net cash provided by (used in) operating          665,307       (680,299)
                                               --------------------------
Investing activities
     Investment in Pivot Technologies, Inc          -           (594,139)
     Acquisition of property and equipment      (107,680)        (35,749)
     Purchase of subsidiary,net of cash acqired (371,227)            -
                                              ---------------------------
     Net cash used in investing activities      (478,907)       (629,888)
                                              ---------------------------

Financing activities

     Repayment of secured notes payable        (400,000)            -
     Proceeds from exercise of stock options     11,500
                                             ----------------------------
     Cash(used in) financing activities        (388,500)            -
                                             ----------------------------

Decrease in cash                               (202,100)      (1,310,187)
Cash at the beginning of period                 678,680        3,991,593
                                             ----------------------------
Cash at the end of period                    $  476,580     $  2,681,406
                                             ============================

Supplemental disclosures  of cash flow  information
Cash paid during the quarter for:
Interest                                    $    5,644    $      2,963
Income taxes                                $      -      $    260,950

Supplemental schedule of noncash financing
     activities:
Acquisition of Pivot Technologies, Inc.
Warrants issued                             $   370,771
Common stock issued                         $ 1,437,804





See accompanying footnotes

                   Micros-to-Mainframes, Inc.

Notes to Condensed Consolidated Financial Statements


1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com Results Inc., MTM Advanced Technology, Inc. and Pivot Technologies, Inc hereafter referred to as the "Company" have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 1999.



INVENTORIES

Inventories, which are comprised principally of computer hardware and software, are stated at the lower-of-cost or market using the first-in, first-out (FIFO) method.

RECLASSIFICATION

Certain amounts have been reclassified to conform to the current year presentation.


2. Acquisition of Pivot Technologies, Inc

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

The investment in Pivot was accounted for under the equity method of accounting whereby earnings or losses from the investment are reflected in the Company's earnings based on the Company's pro rata ownership interest. The net loss from this investment for the period from April 1, 1999 to June 1, 1999 aggregated approximately $1,600.

On June 2, 1999, the Company acquired the remaining 66.6% ownership of Pivot. In consideration, Pivot shareholders received 377,129 shares of the Company's common stock; five-year warrants to acquire 100,000 shares of the Company's common stock at $2.916767 per share, exercisable immediately; and $262,603 in cash. The Company also paid $100,000 to the Pivot shareholders in consideration for the shareholders' covenant not to compete. Additionally, the Company entered into employment agreements which require the payment of approximately $335,000 annually through March 2002. The approximate value of the consideration for 100% of the ownership of Pivot was approximately $3,356,000 and approximately $75,000 for other expenses.

3. Shareholders' Equity

PREFERRED STOCK:

At the Annual Meeting of Shareholders on August 20, 1996, the Company amended its Certificate of Incorporation, eliminating the old Series A preferred stock and authorizing a new class of 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of June 30, 1999, there were no preferred shares issued and outstanding.


EMPLOYEE STOCK OPTION PLAN:

The 1993 Employee Stock Option Plan (the 1993 Plan) was adopted by the
Company in May 1993 .The 1996 Stock Option Plan (the 1996 Plan) was
approved by the shareholders of the Company on August 20, 1996 and the 1998 Stock Option Plan (the 1998 Plan) was approved by the shareholders of the Company on October 16, 1998. The Plans provide for granting of options, including incentive stock options, non-qualified stock options and stock appreciation rights to qualified employees (including officers and directors)
of the Company, independent   contractors,  consultants  and  other
individuals,   to purchase  up to an aggregate of 250,000, 350,000 and 250,000 shares of common stock in the 1993 Plan,1996 Plan and 1998 Plan, respectively. The exercise price of options generally, may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than ten years after the date of grant. Options
granted  under  the  Plans  become  exercisable  in  accordance   with
different vesting schedules depending on the duration of the options.

Information regarding the Company's stock option plans is summarized below:

                                 1993 Plan                   1996 Plan
                              -----------------------------------------------
                               Number     Option        Number        Option
                                of      Exercise         of         Exercise
                              Options    Price Per     Options      Price Per
                                          Share                        Share

Outstanding at March 31, 1999   158,334   $1.25-$7.00  199,700    $1.625- 4.43

Options issued during
 The First Quarter 2000                                  9,000    $3.625-4.0625



Options exercised during
 The First Quarter 2000                                (4,000)    $2.875
                                -------                -------
                                158,334   $1.25-$7.00  204,700    $2.25-$4.43
                                =======                =======

There have been no transactions relating to the 1998 Plan.

WARRANT:

In connection with the acquisition of Pivot Technologies, Inc, the Company issued 100,000 Stock Purchase Warrants to Pivot's shareholders as part of the consideration price of the transaction. Each Warrant allows the holder to purchase one Micros-to-Mainframes, Inc. common share at a price of $2.916767, exercisable immediately. As of June 30, 1999, the 100,000 Stock Purchase Warrants were outstanding.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth, for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.
                                       Percentage of Sales
                                   Three Months Ended June 30
                                         1999       1998

Product sales ..........................  71.13%     70.54%
Services related sales .................  28.87      29.46
Net Sales ...............................100.00     100.00
Cost of Product Sales( as a % of
      Products sale)..................... 94.59      98.32
Costs related to services (as a
       % of services related sales)...... 66.23      57.76
Total Direct Cost(as a % of total sales)  86.40      86.37
Selling, general and
     administrative expenses............. 12.96      13.37
Income before income taxes ..............  0.67       2.06
Net Income...............................  0.40       1.22

The Three Months Ended June 30, 1999, as compared to the Three Months Ended June 30, 1998

The Company had net sales of  approximately  $18,363,000  for the three
months  ended  June  30,  1999  ("First   Quarter   2000"),   as
compared to approximately $17,073,000 for the three months ended June 30, 1998 ("First Quarter 1999"). The increase in sales of approximately 8% or approximately $1,290,000 in the First Quarter 2000 was attributable to the increase in hardware sales of approximately $1,019,000 or approximately 8% and an increase in technology consulting services of approximately $270,000 or approximately 5% to both new and existing customers.

As a percentage of net sales, the cost of products sold decreased 3.73% in the First Quarter 2000 and the costs as a percentage of the service revenue increased 8.47% due to the Company's increase of technical personnel during the Quarter. The technical personnel salaries increased approximately 15% to approximately $1,590,000 from approximately $1,381,000 from the First Quarter 1999 to the First
Quarter 2000.The Company trend is to continue to increase its technical personnel as the customer demand for the Company's technical and consulting services increases, which is indicated by the continued growth of the Company's Advanced Technology Group. The revenue related to the service and consulting business was approximately $5,301,000 for the First Quarter
2000 compared to $5,030,000 for the First Quarter 1999. This is an increase of approximately $270,000 or 5%.

Selling, general and administrative expenses ("SG&A") were approximately $2,379,000 in the First Quarter 2000 as compared to $2,283,000 in the First Quarter 1999 , an increase of $96,000 or 4%. The SG&A expenses as a percentage of net sales were 12.96% and 13.37% in the First Quarter 2000 and the First Quarter 1999, respectively. The increase is due to the Company's incurred additional expenses for Pivot Technologies, Inc which was acquired on June 2, 1999. The decrease as to the percentage of net sales was attributable to the increase in sales volume to customers.

Other income was approximately $11,000 in the First Quarter 2000 as to compared to approximately $310,000 in the First Quarter 1999. The decrease resulted drom the inclusion in First Quarter 1999of a $270,000 contractual payment from BTG, Inc. and interest income of approximately $40,000.

The effective income tax rates were approximately 41% for both the First Quarter 2000 and the First Quarter 1999.

As a result of the forgoing, the Company had net income of approximately $73,000 in the First Quarter 2000 compared to $207,000 in the First Quarter 1999. This represents a decrease of approximately 65%. The basic and dilutive earnings per common share were $0.02 in the First Quarter 2000 compared to $0.05 in the First Quarter 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                           June 30,       March 31,
                                             1999            1999
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $   477        $   679
Working capital ......................... $10,330        $10,630
Current ratio ..........................   2.08:1         2.16:1
Secured notes payable ..................  $   580        $   980
Working capital lines available.......... $ 7,873        $ 9,509

The Company had working capital of approximately $10,330,000 as of June 30, 1999, a decrease of approximately $300,000 from March 31, 1999.

During the First Quarter 2000, the Company had net cash used in operating activities of approximately $665,000 derived primarily from $73,000 of net income, a decrease in accounts receivable of approximately $505,000 and a increase in accounts payable of approximately $726,000,offset by an increase in prepaid and other current assets receivable of $71,000, and an increase of inventory of $697,000.

The Company had cash used in investing activities of approximately $479,000 from the acquisition of Pivot Technologies, Inc and purchase of office equipment.

The Company had a decrease in its net cash of $388,500 from financing activities, derived from repayment of secured notes payable of $400,000 and proceeds from options exercised by employees of $11,500.

As a result of the foregoing, the Company had a net decrease in cash of $202,000.

The Company has entered into two financing agreements for the purchase of inventory ("floor plan agreements"). These agreements aggregate approximately $9,300,000 (approximately $3,453,000 and $5,489,000 unused at June 30, 1999 and March 31, 1999, respectively,) and generally provide for 30-day repayment terms.

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

In addition, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (7.75% at June 30, 1999) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period, plus 1.5% per annum (5.1675% at June 30, 1999).

On June 30, 1999, the Company's total outstanding debt under the $5,000,000 revolving receivable financing facility was $580,000 which bears interest at the prime rate. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.



The Company's current ratio decreased to 2.08:1 at June 30, 1999 from 2.16:1 at March 31, 1999.

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

Year 2000 Readiness Disclosure

The Company has undertaken a complete and thorough review of all of its operations to determine those aspects which involve or are dependent upon a computer application. The Company is reviewing the software and operating systems for each such application to determine if it is Year-2000-Compliant. Any such system or application which is not Year-2000-Compliant is being modified or upgraded to assure the Company's continued ability to operate without interruption. This process has been completed. The Company is considered Year 2000 compliance from other companies upon which it may rely for products or services.

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


Item 6. Exhibit

    27.1 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date : July 28, 1999               By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : July 28,1999               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer and
                                      President and Director






Date : July 28, 1999              By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) and
                                      Secretary