Form 10-Q
period 1999-09-30
MICROS TO MAINFRAMES INC
filed 1999-11-12
CIK 906282

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999



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

Common Stock, $.001 par value - 4,827,569 shares as of November 8, 1999

                          PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

                               Micros-to-Mainframes, Inc

                          Condensed Consolidated Balance Sheets


                                              September 30,        March 31,
                                                   1999               1999
                                               (unaudited)


    Assets
Current Assets
Cash and cash equivalents                    $   384,826        $    678,680
Accounts receivable, net                      14,879,771          16,891,070
Inventories                                    2,248,049           1,428,736
Prepaid expenses and other current assets        979,406             736,844
Deferred income taxes                             80,000              84,100
                                             -----------          ----------
Total current assets                          18,572,052          19,819,430

Property, plant and equipment                  2,881,460           2,360,427
Less accumulated deprecation and amortization  1,342,260           1,170,173
                                              ----------           ---------
                                               1,539,200           1,190,254

Goodwill, net of accumulated amortization      3,646,388             717,781
Investment in Pivot Technologies, Inc.             -               1,067,217
Other Assets                                     159,579             155,078
                                             -----------        ------------
Total assets                                 $23,917,219        $ 22,949,760
                                             ===========        ============

Liabilities and Shareholders' Equity

Current liabilities:

Secured notes payable                        $ 2,300,000        $   980,000
Inventory financing agreement                  2,825,052          3,811,218
Accounts payable and accrued expenses          3,091,592          4,397,724
                                              ----------         -----------
Total current liabilities                      8,216,644          9,188,942
Deferred Income taxes                             85,000             90,500
Total Liabilities                             ----------         -----------
                                               8,301,644          9,279,442


Commitments and Contingencies

Shareholders' Equity
Common stock                                       4,828             4,446
Additional paid-in capital                    14,702,864        12,883,170
Retained earnings                                907,883           782,702
                                              ----------        ----------
Total shareholders' equity                    15,615,575        13,670,318
                                              ----------        ----------
Total liabilities and shareholders' equity   $23,917,219       $22,949,760
                                             ===========       ===========




    See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income


                                                    Unaudited Six Months
                                                    Ended  September 30
                                                  1999              1998
                                                 --------------------------

Revenue
Products                                       $   26,568,418   $  22,091,164
Service related sales                              10,818,956      10,047,525
                                                -------------    ------------
                                                   37,387,374      32,138,689
                                                -------------    ------------
Costs and expenses:
Cost of products sold                              24,978,853      21,515,483
Cost related to service sales                       7,447,481       5,908,034
                                                 ------------     -----------
                                                   32,426,334      27,423,517

Selling, general and administrative expenses        4,717,263       4,600,093
Interest expenses                                      49,810           8,236
                                                 ------------      ----------
                                                   37,193,407      32,031,846
                                                 ------------      ----------

Other Income                                           17,214         608,298
                                                 ------------      ----------

Income before income taxes                            211,181         715,141

Provision for income taxes                             86,000         293,000
                                                  -----------     -----------
Net  income                                       $   125,181     $   422,141
                                                  ===========     ===========


Net income per common share:
          Basic                                   $     0.03      $      0.10
                                                  ===========     ===========
          Diluted                                 $     0.03      $      0.10
                                                  ===========     ===========


Weighted average number of common and common
 equivalent shares used in calculation
          Basic                                    4,698,531        4,435,129
                                                  ==========        =========
          Diluted                                  4,766,836        4,443,289
                                                  ==========        =========




See accompanying notes

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income


                                                   Unaudited Three Months
                                                     Ended  September 30
                                                     1999            1998
                                                   -------------------------


Revenue
        Products                                  $  13,506,123  $ 10,048,623
        Service related sales                         5,518,196     5,017,507
                                                     ----------    ----------
                                                     19,024,320    15,066,130
                                                     ----------    ----------
        Costs and expenses:
        Cost of products sold                        12,622,846     9,675,348
        Cost related to service sales                 3,937,044     3,002,556
                                                     -----------   ----------
                                                      16,559,890   12,677,904
                                                     -----------   ----------

        Selling, general and administrative expenses   2,338,238    2,317,137
        Interest expenses                                 44,166        5,273
                                                      ----------   ----------
                                                      18,942,295   15,000,314
                                                      ----------   ----------

        Other Income                                       6,396      297,843
                                                      ----------   ----------
        Income before income taxes                        88,421      363,659

        Provision for income taxes                        36,000      149,000
                                                      ----------   ----------
        Net  income                                  $ 52,420.92  $   214,659
                                                     ===========  ===========

        Net income per common share:
                  Basic                              $     0.01   $      0.05
                                                     ==========   ===========
                  Diluted                            $     0.01   $      0.05
                                                     ==========   ===========

Weighted average number of common and common
     equivalent shares used in calculation
                  Basic                               4,827,569     4,419,884
                                                     ==========    ==========
                  Diluted                             4,895,874     4,430,109
                                                     ==========    ==========





See accompanying notes

Micros-to-Mainframes, Inc

Condensed Consolidated Statement of Cash Flows

                                                            Unaudited
                                                          Six Months Ended
                                                            September 30,

                                                        1999           1998
                                                       ---------------------
Operating activities
   Net Income                                       $    125,181   $  422,141
   Adjustments to reconcile net income
   to net cash used in operating activities:
   Depreciation and amortization                         269,023      181,200
   Deferred Income Taxes                                   4,100      206,800
   Loss from investment in Pivot                           1,589
   Changes in operating assets and liabilities:
   Decrease in accounts receivable                     2,141,317    2,822,361
   Decrease (Increase) in inventory                     (819,313)      37,222
   Increase  in prepaid expenses and
   other current  assets                                (366,562)    (129,768)
   Increase (Decrease) in other assets                       499      (37,469)
   Decrease in accounts payable and
   accrued expenses                                   (2,339,871)  (2,607,226)
   Decrease in deferred revenue                             -        (540,000)
   Decrease in income taxes payable                         -        (373,284)
                                                      ------------------------
Net cash used in operating activities                   (984,037)     (18,023)


Investing activities
Investment in Pivot Technologies, Inc                                (874,841)
Acquisition of property and equipment                   (270,090)    (111,205)
Purchase of subsidiary, net of cash acquired            (371,227)        -
                                                      ------------------------
    Cash used in investing activities                   (641,317)    (986,046)
                                                      ------------------------

Financing activities
     Repurchase of Common Stock                                      (131,040)
     Proceeds from secured notes payable               1,320,000
     Proceeds from exercise of stock options              11,500
                                                      ------------------------
     Cash provided by(used in) financing activities    1,331,500     (131,040)
                                                      ------------------------
Net decrease in cash                                    (293,854)  (1,135,109)
Cash at the beginning of period                          678,680    3,991,593
Cash at the end of period                             ------------------------
                                                    $    384,826  $ 2,856,484
                                                    ==========================


Supplement disclosures of cash flow information
Cash paid during the quarter for:
Interest                                            $     33,672  $    8,236
Income taxes                                        $     15,700  $  552,363


Supplement schedule of noncash financing activities:

Acquisition of Pivot Technologies, Inc.
Warrants issued                                     $    370,771
Common stock issued                                 $  1,437,804


See accompanying footnotes

Micros-to-Mainframes, Inc.

Notes to Condensed Consolidated Financial Statements


1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com Results Inc., MTM Advanced Technology, Inc. and Pivot Technologies, Inc hereafter referred to as the "Company" have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 1999.



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

On June 2, 1999, the Company acquired the remaining 66.6% ownership of Pivot. In consideration, Pivot shareholders received 377,129 shares of the Company's common stock; five-year warrants to acquire 100,000 shares of the Company's common stock at $2.916767 per share, exercisable immediately; and $262,603 in cash. The Company also paid $100,000 to the Pivot shareholders in consideration for the shareholders' covenant not to compete. Additionally, the Company entered into employment agreements which require the payment of approximately $335,000 annually through March 2002. The approximate value of the consideration for 100% of ownership of Pivot was approximately $3,356,000 and approximately $75,000 for other expenses.

3. Shareholders' Equity

PREFERRED STOCK:

At the Annual Meeting of Shareholders on August 20, 1996, the Company amended its Certificate of Incorporation, eliminating the old Series A preferred stock and authorizing a new class of 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of September 30, 1999, there were no preferred shares issued and outstanding.


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

Information regarding the Company's stock option plans is summarized below:

                                 1993 Plan                   1996 Plan
                              -----------------------------------------------
                               Number     Option        Number        Option
                                of      Exercise         of         Exercise
                              Options    Price Per     Options      Price Per
                                          Share                        Share

Outstanding at March 31, 1999   158,334   $1.25-$7.00  199,700    $1.625- 4.43

Options issued during
 The First Quarter 2000                                  9,000    $3.625-4.0625



Options exercised during
 The First Quarter 2000                                (4,000)    $2.875


Options issued during
  The Second Quarter 2000                              106,500    $2.50- $2.594
                                -------                -------
                                158,334   $1.25-$7.00  311,200     $2.25-$4.43
                                =======                =======

There have been no transactions relating to the 1998 Plan through September 30, 1999

WARRANT:

In connection with the acquisition of Pivot Technologies, Inc, the Company issued 100,000 Stock Purchase Warrants to Pivot's shareholders as part of the consideration price of the transaction. Each Warrant allows the holder to purchase one Micros-to-Mainframes, Inc. common share at a price of $2.916767, exercisable immediately. As of September 30, 1999, the 100,000 Stock Purchase Warrants were outstanding.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.

                                        Percentage of Sales

                                Six Months ended    Three Months ended
                                  September 30,        September 30,
                               1999        1998       1999       1998
                               ---------------------------------------
Product Sales...............     71.06%     68.74%    70.99%    66.70%
Services related sales .....     28.94      31.26     29.01     33.30
Net Sales ...................   100.00     100.00    100.00    100.00

Cost of product sales ( as a
   % of Product sales)......     94.02      93.67    93.46      96.29
Cost related to services (as a
   % of service related sales)   68.84      58.80    71.35      59.84
Total Direct costs( as a % of
    Total sales).............     86.73     85.33     87.05      84.15
Selling, general and
     administrative expenses.     12.62     14.31     12.29      15.38
Income before income taxes...      0.56      2.23      0.46       2.41
Net Income...................      0.33      1.31      0.28       1.42

The Company had net sales of approximately $37,387,000 for the Six Months Ended September 30, 1999 (the "2000 Period"), as compared to approximately $32,139,000 for the Six Months Ended September 30, 1998 (the "1999 Period"). The Company had net sales of approximately $19,024,000 for the Three Months Ended September 30, 1999 (the "2000 Quarter"), as compared to $15,066,000 for the Three Months Ended
September 30, 1998 (the "1999 Quarter").   The increase in sales of
approximately 16% and 26% for the 2000 Period and 2000 Quarter, respectively, were primarily attributable to increase in product sales of $4,477,000 and $3,458,000 for the 2000 Period and 2000 Quarter,
respectively, and increase in the service related sales of approximately $771,000 and $500,000 for the 2000 Period and Quarter. The revenue related to the service and consulting business was approximately $10,819,000 for the 2000 Period and approximately $5,518,000 in the 2000 Quarter as compared to approximately $10,048,000 for the 1999 Period and approximately $5,018,000 for the 1998 Quarter. These represent an increase in revenue of approximately 20% and 34% for the products sales and 8% and 10% for the service related sales for the 2000 Period and Quarter, respectively. The increase sales was due to the combination of increased sales to new and existing customers.

As a percentage of net sales, total direct cost of products sold decreased by approximately 2% for the 2000 Period and 4% for the 1999 Quarter, respectively. As a percentage of net sales total direct cost of services sold increased by approximately 2% and 11% for the 2000 and 1999 Period and Quarter, respectively.

The Company increased its technical personnel salaries to approximately $3,568,000 from approximately $2,788,000 or a 28% increase in the 2000 Period as compared to the 1999 Period and an increase to approximately $1,978,000 from approximately $1,407,000 or a 41% increase in the 2000 Quarter as compared to the 1999 Quarter . Technical services personnel, increased to 134 employees in the 2000 Period from 107 employees in the comparable period of the prior year, an increase of 16%. This increase in personnel is due to customer demand for the Company's technical and consulting services, as indicated by the continued growth of the Company's Advanced Technology Group. The Company expects to hire additional professional technicians and engineers to handle the increased demand pertaining to its system consulting outsourcing business in the future.

Selling, general and administrative expenses ("SG&A") were approximately $4,717,000 in the 2000 Period as compared to $4,600,000 in the 1999 Period and $2,338,000 for the 2000 Quarter compared to $2,317,000 for the 1999 Quarter. This represented an increase of approximately 2% for SG&A during the 2000 Period and 1% during 2000 Quarter as compared to the 1999 Period and Quarter. The increase is primarily attributable to the expenditures of the newly acquired subsidiary, the increase in employee payroll, benefits and payroll taxes.

Other income decreased to approximately $17,000 in the 2000 Period from approximately $608,000 for the 1999 Period and decreased to approximately $6,000 in the 2000 Quarter from approximately $298,000 in the 1999 Quarter . The decrease was due to the Company recognizing in the 1999 Period and 1999 Quarter $540,000 and $270,000, respectively, as a result of the contractual payment from BTG, Inc. in February 1998 for services contracted through the third quarter of 1999.

The effective income tax rates for the 2000 Period and 2000 quarter as compared to the 1999 Period and 1999 Quarter were approximately 41%.

As a result of the forgoing, the Company had net income of approximately $125,000 in the 2000 Period compared to $422,000 in the 1999 Period, and $52,000 for the 2000 Quarter compared to $215,000 for the 1999 Quarter. This represents a decrease of 70% in the 2000 Period as compared to the 1999 Period and a 76% decrease for the 2000 Quarter compared to the 1999 Quarter. The Company believes that its recent investments in personnel, software and equipment, which has increased overhead and expenses in the 2000 Period and 2000 Quarter, will have long term benefits for the shareholders.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

                                         September 30,      March 31
                                            1999              1999
                                            (Dollars in thousands,
                                          except current ratio data)

Cash and cash equivalents...............  $   384               679
Working capital ........................  $10,355           $10,630
Current ratio ..........................     2.26:1           2.16:1
Working capital line available .........  $ 9,175           $ 9,509

The Company had working capital of approximately $10,355,000 as of September 30, 1999, a decrease of approximately $275,000 from March 31, 1999.

For the six months ended September 30, 1999, the Company had net cash used in operating activities of approximately $984,000 derived primarily from $125,000 of net income, a decrease in accounts receivable of approximately $2,141,000 offset by decrease in accounts payable of approximately $2,334,000,offset by an increase in inventory $819,000, increased in prepaid and other current assets receivable of $367,000.

The Company had cash used in investing activities of approximately $641,000 from the acquisition of Pivot Technologies, Inc and purchase of office equipment.

The Company had an increase in its net cash of $1,332,000 from financing activities, derived from borrowing from its bank of 1,320,000 and proceeds from options exercised by employees of $11,500.

As a result of the foregoing, the Company had a net decrease in cash of $294,000.

The Company has entered into two financing agreements for the purchase of inventory ("floor plan agreements"). These agreements aggregate approximately $9,300,000 (approximately $6,475,000 and $5,489,000 unused at September 30, 1999 and March 31, 1999, respectively,) and generally provide for 30-day repayment terms.

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

In addition, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (8.25% at September 30, 1999) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period, plus 1.5% per annum (6.88% at September 30, 1999).

On September 30, 1999, the Company's total outstanding debt under the $5,000,000 revolving receivable financing facility was $2,300,000 which bears interest at the LIBOR plus 1.5%. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.

The Company's current ratio increase to 2.26:1 at September30, 1999 from 2.16:1 at March 31, 1999.

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

                         PART II  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Stockholders held on October 12,1999 the following proposals were adopted by the vote specified below:

        Proposal                      For                       Withheld
                                   Election                     Authority

        1. Election of Directors:

           Howard Pavony           4,466,138                      57,415
           Steve Rothman           4,466,138                      57,415
           William Lerner          4,465,638                      57,915
           Arnold Wasserman        4,465,638                      57,915
           Alvin E. Nashman        4,465,638                      57,915




       2. Ratification of the appointment of Goldstien Golub Kessler LLP as independent auditors for fiscal year ending March 31, 2000

                    For         Against         Abstain     Broker Non-vote

                   4,487,448        24,685         11,420           0







Item 6. Exhibits



         27.1 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date : November 8, 1999               By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : November 8, 1999               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer and
                                      President and Director






Date :  November 8, 1999              By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) and
                                      Secretary