Form 10-Q
period 1999-12-31
MICROS TO MAINFRAMES INC
filed 2000-02-14
CIK 906282

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1999



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

Common Stock, $.001 par value - 4,849,569 shares as of February 11, 2000

                        PART I  FINANIAL INFORMATION

Micros-to-Mainframes, Inc
Condensed Consolidated Balance Sheets



                                           December 31,       March 31,
                                               1999             1999
                                           (Unaudited)
                                          ------------------------------

                            Assets
Current Assets
Cash and cash equivalents                  $      -        $   678,680
Accounts receivable, net                      15,947,955    16,891,070
Inventories                                    2,131,820     1,428,736
Prepaid expenses and other current assets      1,036,464       736,844
Deferred income taxes                             45,000        84,100
                                              ----------    ----------
Total current assets                          19,161,239    19,819,430


Property, plant and equipment                  3,455,965     2,360,427
Less accumulated deprecation and amortization  1,492,968     1,170,173
                                              ----------    ----------
                                               1,962,997     1,190,254

Goodwill, net of accumulated amortization      3,507,685       717,781
Investment in Pivot Technologies, Inc.             -         1,067,217
Other Assets                                     318,733       155,078
Total assets                                 -----------  ------------
                                            $ 24,950,654  $ 22,949,760
                                             ===========  ============


               Liabilities and Shareholders' Equity
Current liabilities
Secured notes payable                      $  4,000,000  $    980,000
Inventory financing agreement                 3,063,148     3,811,218
Accounts payable and accrued expenses         2,050,662     4,397,724
                                            -----------   -----------
Total current liabilities                     9,113,810     9,188,942
Deferred Income taxes                            98,400        90,500
                                            -----------   -----------
Total Liabilities                             9,212,210     9,279,442


Capital lease Obligation, net
       of current portion                       39,936


Commitments and Contingencies



Shareholders' Equity
Common stock                                     4,836         4,446
Additional paid-in capital                  14,722,918    12,883,170
Retained earnings                              970,754       782,702
                                           -----------  ------------
Total shareholders' equity                  15,698,508    13,670,318
                                           -----------  ------------
Total liabilities and shareholders' equity $24,950,654  $ 22,949,760
                                           ===========  ============

See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income
                                                    Unaudited
                                          Nine Months Ended December 31,
                                               1999             1998
                                         -------------------------------

Revenue
    Products sales                      $  39,341,806      $ 34,460,739
    Services related sales                 15,689,954        14,990,932
                                        -------------       ------------
                                           55,031,760        49,451,671
                                        -------------       ------------
Direct Cost
   Products Cost                           37,017,021        33,147,328
   Cost related to services sales          10,648,605         9,524,404
                                        -------------       ------------
                                           47,665,626        42,671,732
                                        -------------       ------------

Selling, general and administrative
           expenses                         6,988,644         6,733,931
Interest expenses                              88,272             8,728
                                         ------------       ------------
Total cost and expenses                    54,742,542        49,414,391


Other Income                                   23,834           907,189
                                         ------------      -------------
Income before income taxes                    313,052           944,402

Provision for income taxes                    125,000           387,000
                                        -------------     --------------
Net  income                           $       188,052    $      557,469
                                       ==============     ==============

Net income per common share:
            Basic                     $        0.04      $        0.13
            Diluted                   $        0.04      $        0.13



Weighted average number of common and
common equivalent shares used in calculation
for fully diluted  per share
            Basic                         4,829,558           4,415,931
            Diluted                       4,836,226           4,423,711










See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income

                                                   Unaudited
                                         Three Months Ended December 31
                                               1999             1998
                                         -------------------------------

Revenue
    Products sales                       $  12,773,388   $   12,369,575
    Services related sales                   4,870,998        4,943,407
                                         -------------     ------------
                                            17,644,386       17,312,982
                                         -------------     ------------
Direct Cost
   Products Cost                            12,038,168      11,631,845
   Cost related to services sales            3,201,124       3,616,370
                                         -------------     -----------
                                            15,239,292      15,248,215
                                         -------------     -----------


Selling, general and administrative
            expenses                        2,271,381        2,133,838
Interest expenses                              38,462              492
                                          -----------      -----------
Total cost and expenses                    17,549,135       17,382,545

Other Income                                    6,620          298,891
                                           ----------      -----------
Income before income taxes                    101,871          229,328


Provision for income taxes                     39,000           94,000
                                          -----------     ------------

Net  income                              $     62,871    $     135,328
                                         ============     ============


Net income per common share:
            Basic                       $        0.01    $        0.03
            Diluted                     $        0.01    $        0.03


Weighted average number of common and
common equivalent shares used in calculation
for fully diluted  per share
            Basic                           4,829,558        4,377,910
            Diluted                         4,936,226        4,384,555






See accompanying footnotes

Micros-to-Mainframes, Inc

Condensed Consolidated Statement of Cash Flows

                                             Nine Months Ended December 31
                                                 1999             1998
                                            ------------------------------
Operating activities
Net income                                   $  188,052     $    557,469
Adjustments to reconcile net income
to net cash (used in)operating activities:
Depreciation and amortization                   426,518          272,549
Loss from investment in Pivot                     1,589
Changes in operating assets and liabilities
net of effects of Pivot Acquistion:
Decrease in accounts receivable               1,060,390          378,180
Increase in inventory                          (703,084)        (140,964)
Decrease in prepaid expenses
 and other current assets                      (420,746)        (254,740)
Decrease in deferred income taxes                39,100          317,500
Increase in other assets                       (158,655)         (37,969)
Decrease in accounts payable
and accrued expenses                         (3,206,206)        (917,439)
Decrease in income taxes payable                (39,100)        (373,284)
Deferred Revenue                                    -           (810,000)
                                             ----------------------------
Net cash provided by (used in)
  operating activities                       (2,812,142)      (1,008,698)
                                             ----------------------------


Investing activities
Investment in and advances to Pivot                           (1,130,508)
Purchase of property and equipment            (546,874)         (147,870)
Purchase of subsidary,net of cash acquired    (371,227)            -
                                            -----------------------------
Net cash used in investing activities         (918,101)       (1,278,378)
                                            -----------------------------

Financing activities
Proceeds from execise of stock options          31,563
Proceeds from secured notes payable          3,020,000
Repurchase of common stock                                      (186,355)
                                            -----------------------------
Net cash (used in)
  provided by financing activities            3,051,563         (186,355)
                                            -----------------------------

Increase (decrease) in cash                   (678,680)       (2,473,431)
Cash at the beginning period                   678,680         3,991,593
                                            -----------------------------
Cash at the end of period                 $       -       $    1,518,162
                                            -----------------------------



Supplement disclosures of cash flow information
Cash paid during the quarter for:
Income taxes                             $   31,700        $    723,586
Interest Expenses                            83,708               8,728


Supplement schedule of noncash
 financing activities:
Acquisition of Pivot Technologies, Inc.
Warrants issued                         $  370,771
Common stock issued                     $1,437,804


See accompanying footnotes

Micros-to-Mainframes, Inc.

Notes to Condensed Consolidated Financial Statements


1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Micros-to-Mainframes, Inc. and its wholly-owned subsidiaries Data.Com Results Inc., MTM Advanced Technology, Inc. and Pivot Technologies, Inc hereafter referred to as the "Company" have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 1999.



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

As of June 2, 1999, the total assets, liabilities and shareholders' equity of Pivot were approximately $686,000, $283,000 and $403,000, respectively. Pivot's activities have been included from the date of acquisition in the consolidated financial statements.

3. Shareholders Equity

PREFERRED STOCK:

At the Annual Meeting of Shareholders on August 20, 1996, the Company amended its Certificate of Incorporation, eliminating the old Series A preferred stock and authorizing a new class of 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of December 31, 1999, there were no preferred shares issued and outstanding.


EMPLOYEE STOCK OPTION PLAN:

The 1993 Employee Stock Option Plan ("the 1993 Plan") was adopted by the Company in May 1993 .The 1996 Stock Option Plan ("the 1996 Plan") was approved by the shareholders of the Company on August 20, 1996 and the 1998 Stock Option Plan ("the 1998 Plan") was approved by the shareholders of the Company on October 16, 1998. The Plans provide for granting of options, including incentive stock options, non-qualified stock options and stock appreciation rights to qualified employees (including officers and directors)
of the Company, independent   contractors,  consultants  and  other
individuals,   to purchase  up to an aggregate of 250,000, 350,000
and 250,000 shares of common stock in the 1993 Plan,1996 Plan and 1998 Plan, respectively. The exercise price of options generally, may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than ten years after the date of grant. Options granted under the Plans become exercisable in accordance with different vesting schedules depending on the duration of the options.

Information regarding the Company's stock option plans is summarized below:

                                 1993 Plan                   1996 Plan
                              ---------------------  ------------------------
                               Number     Option        Number        Option
                                of      Exercise         of         Exercise
                              Options    Price Per     Options      Price Per
                                          Share                        Share

Outstanding at March 31, 1999   158,334   $1.25-$7.00  199,700    $1.625- 4.43

Options issued during
 The First Quarter 2000                                  9,000    $3.625-4.0625



Options exercised during
 The First Quarter 2000                                (4,000)    $2.875


Options issued during
  The Second Quarter 2000                              106,500    $2.50- $2.594


The Third Quarter 2000
  Options terminated            (5,000)   $7.00
  Options exercised             (7,000)    2.25       (1,500)    $2.875

                                -------                -------
                                146,334   $2.25        309,700     $2.25-$4.43
                                =======                =======

In the third quarter 2000, the Company issued 157,000 stock options from the 1998 Employee Stock Option Plan to its employees with exercise prices ranging from $2.685 to $2.95625.




WARRANT:

In connection with the acquisition of Pivot Technologies, Inc, the Company issued 100,000 Stock Purchase Warrants to Pivot's shareholders as part of the consideration price of the transaction. Each Warrant allows the holder to purchase one Micros-to-Mainframes, Inc. common share at a price of $2.916767, exercisable immediately. As of December 31, 1999, the 100,000 Stock Purchase Warrants were outstanding.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Income expressed as a percentage of that period's net sales.

                                        Percentage of Sales

                                Nine Months ended    Three Months ended
                                  December 31,        December 31,
                               1999        1998       1999       1998
Product Sales...............     71.49%     69.69%    72.39%    71.45%
Services related sales .....     28.51      30.31     27.61     28.55
Net Sales ...................   100.00     100.00    100.00    100.00

Cost of product sales ( as a
   % of Product sales)......     94.09      96.19    94.24      94.04
Cost related to services (as a
   % of service related sales)   67.87      63.53    65.72      73.16
Total Direct costs( as a % of
    total sales).............    86.61      86.29    86.37      88.07
Selling, general and
     administrative expenses.    12.70      13.62    12.87      12.33
Income before income taxes...     0.57       1.91     0.58       1.32
Net Income...................     0.34       1.13     0.36       0.78

The Company had net sales of approximately $55,032,000 for the Nine Months Ended December 31, 1999 (the "2000 Period"), as compared to approximately $49,452,000 for the Nine Months Ended December 31 1998 (the "1999 Period"). The Company had net sales of approximately $17,644,000 for the Three Months Ended December 31, 1999 (the "2000 Quarter"), as compared to $17,313,000 for the Three Months Ended
December 31, 1998 (the "1999 Quarter").   The increase in sales of
approximately 11% and 2% for the 2000 Period and 2000 Quarter, respectively, were primarily attributable to an increase in product sales of $4,881,000 and $404,000 for the 2000 Period and 2000 Quarter, respectively, and an increase in the service related sales of approximately $699,000 for the 2000 Period ,offset by a slight decease of approximately $72,000 in the 2000 Quarter. The revenue related to the service and consulting business was approximately $15,690,000 for the 2000 Period and approximately $4,871,000 in the 2000 Quarter as compared to approximately $14,991,000 for the 1999 Period and approximately $4,943,000 for the 1999 Quarter. These represent an increase in revenue of approximately 14% and 3% for the products sales and 3% for the service related sales for the 2000 Period and a slight decrease of approximately 1% in the 2000 Quarter, respectively.

As a percentage of net sales, total direct cost of products sold decreased by approximately 2% for the 2000 Period and by approximately 0.2% decrease in the 2000 Quarter, respectively. As a percentage of net sales, total direct cost of services sold increased by approximately 2% and the 2000 and 1999 Period and a 7% decrease in the 2000 Quarter, respectively.


The Company increased its technical personnel salaries to approximately $5,659,000 from approximately $4,435,000 or a 28% increased in the 2000 Period as compared to the 1999 Period and an increased to approximately $1,978,000 from approximately $1,407,000 or a 41% increase in the 2000 Quarter as compared to the 1999 Quarter. Technical service personnel increased to 136 employees in the 2000 Period from 112 employees in the comparable period of the prior year, an increase of 21%. This increase in personnel is due to customer demand for the Company's technical and consulting services, as indicated by the continued growth of the Company's Advanced Technology Group. The Company expects to hire additional professional technicians and engineers to handle the increased demand pertaining to its system consulting outsourcing business in the future.

Selling, general and administrative expenses ("SG&A") were approximately $6,989,000 in the 2000 Period as compared to $6,734,000 in the 1999 Period and $2,271,000 for the 2000 Quarter compared to $2,134,000 for the 1999 Quarter. This represented an increase of approximately 4% for SG&A during the 2000 Period and 6% during 2000 Quarter as compared to the 1999 Period and Quarter. The increase is primarily attributable to the expenditures of the newly acquired subsidiary, and the increase in employee payroll, benefits and payroll taxes.

Interest expense increased to approximately $88,000 and $38,000 in the 2000 period and quarter, respectively, as compare to approximately $8,700 and $500 in the 1999 period and quarter, respectively. The increase was due to the Company's need for financing for expansion, acquisition and additional payroll and expenses.

Other income decreased to approximately $24,000 in the 2000 Period from approximately $907,000 for the 1999 Period and decreased to approximately $7,000 in the 2000 Quarter from approximately $298,000 in the 1999 Quarter. The decrease was due to the Company recognizing in the 1999 Period and 1999 Quarter $810,000 and $270,000, respectively, as a result of the contractual payment from BTG, Inc. in February 1998 for services contracted through the third quarter of 1999.

The effective income tax rates for the 2000 Period and 2000 quarter were approximately 40% and 38% as compared to the 1999 Period and 1999
Quarter of approximately 41%.

As a result of the forgoing, the Company had net income of approximately $188,000 in the 2000 Period compared to $557,000 in the 1999 Period, and $63,000 for the 2000 Quarter compared to $135,000 for the 1999-Quarter. This represents a decrease of 66% in the 2000 Period as compared to the 1999 Period and a 53% decrease for the 2000-Quarter compared to the 1999 Quarter. The Company believes that its recent investments in personnel, software and equipment, which has increased overhead and expenses in the 2000 Period and 2000 Quarter, will have long term benefits for the shareholders.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

                                         December 31, March 31
                                            1999              1999
                                            (Dollars in thousands,
                                          except current ratio data)

Cash and cash equivalents ..............  $   -             $   679
Working capital ........................  $10,047           $10,630
Current ratio ..........................     2.10:1           2.16:1
Working capital line available .........  $ 7,237           $ 9,509

The Company had working capital of approximately $10,047,000 as of December 31, 1999, a decrease of approximately $583,000 from March 31, 1999.

For the nine months ended December 31, 1999, the Company had net cash used in operating activities of approximately $2,812,000 derived primarily from $188,000 of net income, a decrease in accounts receivable of approximately $1,060,000 offset by decrease in accounts payable of approximately $3,206,000,offset by an increase in inventory $703,000, increased in prepaid and other current assets receivable of $421,000.

The Company had cash used in investing activities of approximately $918,000 from the acquisition of Pivot Technologies, Inc and purchase of office equipment.

The Company had an increase in its net cash of $3,052,000 from financing activities, derived from borrowing from its bank of 3,020,000 and proceeds from options exercised by employees of $32,000.

As a result of the foregoing, the Company had a net decrease in cash of $679,000.

The Company has entered into two financing agreements for the purchase of inventory ("floor plan agreements"). These agreements aggregate approximately $9,300,000 (approximately $6,236,000 and $5,489,000 unused at December 31, 1999 and March 31, 1999, respectively,) and generally provide for 30-day repayment terms.

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

In addition, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (8.50% at December 31, 1999) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period, plus 1.5% per annum (7.3225% at December 31, 1999).

On December 31, 1999, the Company's total outstanding debt under the $5,000,000 revolving receivable financing facility was $2,760,000 which bears interest at the LIBOR plus 1.5% and $1,240,000 which bears interest at 8.5%. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.



The Company's current ratio decreased to 2.10:1 at December 31, 1999 from 2.16:1 at March 31, 1999.

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




                                    MICROS-TO-MAINFRAMES, INC.




Date : February 11, 2000              By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : February 11, 2000              By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer and
                                      President and Director






Date : February 11, 2000              By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) and
                                      Secretary