Form 10-K
period 2000-03-31
MICROS TO MAINFRAMES INC
filed 2000-06-29
CIK 906282

		     SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

			       FORM 10-K

[X]     Annual report under Section 13 of 15(d) of the Securities Exchange
	Act of 1934
	For the fiscal year ended March 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from ____________ to _____________

		    Commission file number: 0-22122

		     MICROS-TO-MAINFRAMES, INC.
	  (Exact Name of Registrant as Specified in its Charter)

		  New York                            13-3354896
	(State or other jurisdiction               (I.R.S. Employer
	of incorporation or organization)       Identification Number)


614 Corporate Way, Valley Cottage, New York        10989
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (914) 268-5000

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
						 par value $0.001 per share

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

	The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 19, 2000 was $21,186,508
(assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

	The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of June 19, 2000, was 4,880,569.

	This Annual Report on Form 10-K contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Micros-to-Mainframes, Inc. (the "Company") with respect to, among other things, future business conditions and the outlook for the Company including trends affecting the Company's business, financial condition and results of operations. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. Wherever possible, the Company has identified forward looking statements by words such as "anticipates," "believes,"
"estimates," "expects" and similar expressions. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.


				     Part I
ITEM 1. BUSINESS

GENERAL

	Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies, Inc.)("Pivot"), and Data.Com RESULTS, Inc. ("Data.Com") (collectively, the "Company" or "MTM") serve as a "one-stop" organization for data processing solutions by providing computer hardware and software sales, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is primarily an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, by integrating into a single working system, for a client, a group of hardware and software products from more than 40 major computer vendors including Compaq Computer Corporation, Hewlett Packard Company, IBM Corporation, Dell Computer Corporation, NEC Technologies, Inc., Seagate Technology Inc., Citrix Systems, Inc., Cisco Systems, Inc., Canon USA, Inc., Novell, Inc., Microsoft Corporation, Toshiba American Information, Inc., 3COM Corporation, Cubix Corporation, Fore Systems, Inc. and Madge Development Corp.

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

	The outsourcing of computer services is a rapidly growing trend whereby a client company obtains all or a portion of its data processing requirements from a systems integrator, such as MTM, that specializes in the computer service, product or application required by the client. Outsourcing is a fast growing component of the data processing industry. The focus of the Company's growth revolves around the Company's outsourced support services, which include contract programming, network consulting and staff leasing in addition to systems integration. Since 1991, the Company has been providing customer support services and is focusing its current marketing efforts in such areas. Such services account for about 29% of the Company's current revenues, including a small amount of revenues derived from maintenance and repair services.

	On May 18, 1998, the Company acquired 19.9% of Pivot, an automated remote network service provider, and an option (the "Option") to cause the merger of Pivot into a wholly-owned subsidiary of the Company or to increase its ownership in Pivot to 33.4%. The Company exercised its right to increase its ownership in Pivot to 33.4% on February 22, 1999.
As of June 2, 1999, the Company entered into an agreement with Pivot and merged Pivot into a wholly-owned subsidiary of the Company. In connection with such acquisition, Anthony Travaglini, the President of Pivot, became the Company's Chief Technology Officer.


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

	On February 8, 1999, the Company opened two E-Commerce web sites to enable the Company's clients to purchase the Company's products and/or services on-line. E-Commerce complements the Company's existing business by giving access to old and new clients to purchase the Company's products and/or services through the site. The site became fully operational on February 26, 1999.

      The Company reorganized its operations in Fiscal 2000 and established Pivot as its sole service organization. All of the services previously offered by the Company, including those provided by MTM, Pivot, the Advanced Technologies Group and Data.Com, are now reported as one unit. The service business represents over $20,000,000 in revenue for Fiscal 2000. The Company is presently reviewing options with its financial advisors regarding various financing alternatives, given current market conditions, to increase the sales and profitability of these operations. Although the Company believes that these operations will continue to grow, there can be no assurance that the Company will be able to obtain the financing necessary to fund this growth or that the service operations will obtain the business to increase its sales and profitability.

	The Company was incorporated on May 12, 1986 in the State of New
York.

INDUSTRY

	The microcomputer industry has become a multi-billion dollar industry since its development in the late 1970's. Management believes that this is attributable to rapid technological advances leading to the development of significantly more powerful microcomputers at substantially lower prices than larger minicomputers. The use of microcomputers has become widespread throughout the workplace due to the smaller size of microcomputers, as compared to minicomputers, and the microcomputer's versatility and ability to connect to and share information with mainframe systems. The Company believes, based on its knowledge of the industry and industry data, that the microcomputer industry experienced a compound annual growth rate of almost 50% from 1984 to 1988 and a more modest annual rate of growth ranging from 10% to 17% since 1988. The Company believes that the industry will continue to grow at this modest rate in the future, although there can be no assurance that it will.

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


PRODUCTS

	The Company markets microcomputers, printers, displays, video conferencing products, LAN and WAN products, plotters, software and other peripheral products. MTM is an authorized sales and service dealership of microcomputer equipment and related products supplied primarily by major manufacturers, including, but not limited to, Compaq Computer Corporation, IBM Corporation, Dell Computer Corporation, Hewlett-Packard Company, Seagate Technology, Inc., Cisco Systems, Inc., Fore Systems, Inc., Canon USA, Inc., Novell, Inc. and Toshiba American Information. The Company offers a variety of products manufactured by other companies, including Cisco Systems, Inc., Citrix Systems, Inc., NEC Technologies, Inc., 3COM Corporation, Cubix Corporation, Madge Development Corp. and others, and software products from major suppliers, including Microsoft Corporation, IBM and others.

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

	The Company is an authorized dealership for the various standardized LAN systems, including Cisco, Citrix, Novell, 3COM, Microsoft LAN Manager, the IBM Networking Internet Routers and compatible alternatives. In addition, the Company sells and services LAN and WAN products produced by the various manufacturers which it represents. LAN and WAN systems allow various microcomputers to communicate with other computers in a group and with other microcomputers in other LANs and WANs. The Company's clients have access to the Company's Connectivity and Communication Laboratory described below where they can test, design and create LANs and WANs.

OUTSOURCED SUPPORT SERVICES

	MTM support services include a wide range of services designed for its customers' corporate planners and management needing a single source for technical support issues, such as local and wide area networks, gateways, routers, bridges, system conversion planning, hardware and software specifications, database and database server development and implementation, videoconferencing, disaster recovery, network system management, and security monitoring and management.

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

	The following services provide the Company's clients with the ability to outsource virtually all of their support issues with one company for a wide variety of microcomputer hardware and software products. These services generally provide the Company's clients with access via an 800 telephone call to person-to-person support services administered by a staff of highly trained support engineers in the Company's Advanced Technology Group. There are presently 129 technical support persons under the supervision of a Data Communications Manager working in this area. This group is responsible for systems design and the implementation of technology and the management of advanced technology projects including LANs, WANs and data communications problem solving for clients.

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

NETWORK MANAGEMENT AND FINE-TUNING

	The Company's Advanced Technology Group provides services designed to resolve complex network and data communications management issues for clients with existing multiple networks and/or sites currently utilizing communication servers, gateways to host computers and bridges linking multiple servers (a primary storage device, normally a PC in a network). These services include network security planning and implementation, data integrity and redundancy, network fine-tuning and auditing, performance testing, evaluation and optimization, corporate electronic mail and site management. Pivot provides automated remote network services, security, and systems monitoring and management on both a proactive and reactive basis.

1-800-PRODUCT SUPPORT

	The Company's experienced support engineers provide product support to resolve specific operating system and application problems. The Company's toll-free 800 telephone support line can be used for such problems as application software, installation assistance, error message handling or shared device problems. The applications supported include spreadsheets, word processing packages, communications, network and PC operating systems, graphics, databases and various utilities.

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

DIAGNOSTICS

	The Company will ship one of its trouble-shooting tools (e.g., HP Advisor, Novell LANalyzer or Network Analyzer) to a client to allow dial-in access for trouble-shooting network hardware and software related problems. By displaying and capturing network traffic, the Company's experienced systems engineers can analyze and determine the network problem. In addition, through a remote dial-in system, the Company's systems engineers can access a client's network problems. Diagnostics is also provided utilizing the Pivot remote network management system.

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

INSTALLATION SERVICE PROVIDER

	The Company entered into a Master Services Agreement (the "Services Agreement") with Dell Marketing L.P. ("Dell") on April 15, 1999 to become a designated Dell installation service provider. Under the Services Agreement, the Company became Dell's subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Services Agreement is for a three year term, unless otherwise terminated pursuant to the Service Agreement, and is automatically renewed for additional one year terms on each expiration date unless a written notice of termination is given by either party at least one hundred twenty days prior to the expiration date of the then current term.

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

	The Company has approximately 525 active clients. The Company's customers are well diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution, law and accounting firms. For the fiscal years ended March 31, 2000, 1999 and 1998 ("Fiscal 2000", "Fiscal 1999" and "Fiscal 1998"),
approximately 19%, 21% and 13%, respectively, of the Company's total revenues were derived from sales to PaineWebber, Incorporated ("PaineWebber"). Even though the Company's agreement with PaineWebber terminated on February 28, 1998, the Company is continuing to do business with PaineWebber on generally the same terms as the expired agreement. The Company is continuing its efforts to negotiate a term agreement with PaineWebber. In Fiscal 2000, A.I. Credit Corp.("A.I. Credit") accounted for 19% of the Company's revenue. The Company has been working under a verbal agreement with A.I. Credit to purchase computer hardware and services. While the Company believes it will be able to maintain its relationship with PaineWebber and A.I. Credit, no assurance thereof can be given. In any event, sales to PaineWebber and
A.I. Credit are negotiated on a case by case basis.   Although the
Company's customer base has increased, the loss of PaineWebber or A.I. Credit as well as, to a lesser extent, the loss of any other principal customer, would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

	As of June 15, 2000, the Company employed 35 salespersons who are paid salaries, commissions and/or a combination of both. The Company's sales executives regularly call on management at companies seeking solutions for their computer problems. While the Company's marketing activities are focused on Fortune 2000 corporations located in the tri-state Metropolitan New York area and throughout New England, the

Company sells its products and services to branch offices of its customers, including Fortune 500 corporations, throughout the United States. The Company also relies on customer referrals from its major suppliers and manufacturers who often receive requests for a systems integrator to design and install their systems.

	The Company's sales executives generally participate in weekly training concerning various topics, including product knowledge, industry information and sales techniques. The Company's ability to successfully expand its business will depend, in part, on its ability to attract, hire and retain highly skilled and motivated marketing and sales personnel, of which there can be no assurance.

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

SUPPLIERS

	The Company purchases microcomputers and related products directly from numerous suppliers as either an authorized dealer or a value added reseller. The Company has entered into authorization agreements with its major suppliers. Typically, these agreements provide that MTM has been appointed, on a non-exclusive basis, as an authorized dealer and systems integrator of specified products of the supplier at specified locations. Most of the authorization agreements provide that the supplier may terminate the agreement with or without cause upon 30 to 90 days notice or immediately upon the occurrence of certain events. In addition, although each agreement is generally subject to renewal on an annual basis, there can be no assurance that such agreements will be renewed. The Company believes that its relationships with its major suppliers are good.

	Sales of Dell Computer ("Dell") products have accounted for approximately 30%, 27% and 23%, respectively, of the Company's revenues during Fiscal 2000, Fiscal 1999 and Fiscal 1998. All or substantially all of such sales were purchased directly through Dell. Sales of Compaq products accounted for approximately 11%, 13% and 16%, respectively, of the Company's revenues during Fiscal 2000, Fiscal 1999 and Fiscal 1998. Purchases related to these sales were substantially, if not all, made through distributors. No other supplier's products accounted for 10% or more of the Company's revenue during Fiscal 2000, Fiscal 1999 or Fiscal 1998. The Company's sales of products purchased through Tech Data Corporation ("Tech Data") accounted for approximately 25%, 25% and 27%, respectively during Fiscal 2000, Fiscal 1999 and Fiscal 1998. The Company's sales of products purchased through Ingram Micro, Inc.("Ingram") accounted for approximately 29%, 15% and 17% during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Except for Dell terminating its arrangement with the Company and Compaq notifying distributors that the Company was not an authorized agent thereof, management does not believe that a termination of any one supplier's agreement or distributor's agreement would have a material adverse effect on the Company.

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

	In response to discounted pricing by certain microcomputer manufacturers, all major CPU hardware suppliers have instituted aggressive price reductions. The heightened price competition among hardware suppliers has resulted in declining gross margins for many microcomputer resellers. Although discounted prices have enabled the Company to increase its sales volume in recent years, it has resulted in lower gross margins for some of the Company's product lines. Network services and service-related hardware products, however, have had improving margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TECH DATA CORPORATION AND INGRAM MICRO, INC.

	The Company entered into a Program Agreement with Ingram as of December 5, 1997. Such agreement incorporated therein interim agreements between the parties. Either party may terminate such agreement without cause upon thirty (30) days prior notice. Pursuant to the agreement, Ingram provides a supplemental program to provide the Company (and other similarly situated companies contracting with Ingram) with services designed to assist the reseller in marketing and distributing its product. The Company agreed under such agreement to name Ingram as its primary supplier and to purchase from Ingram at least 65% of its total product purchased from wholesale distributors. No assurance can be given that such agreement will not be prematurely terminated by Ingram.

	The Company's agreement with Tech Data was for a one year term commencing January 15, 1997, subject to an automatic three month renewal. Such agreement was terminable upon 30 day prior notice. Even though the term has expired, the Company continues to conduct business with Tech Data on substantially the same terms as the original agreement. Such agreement generally sets forth the price to be charged the Company for purchases based on a percentage above Tech Data's landed cost. Even though the Company has no reason to believe that Tech Data will not continue to do business on substantially similar terms as provided in the agreement referred to above, no assurance thereof can be given.

DELL COMPUTER

	The Company entered into the Services Agreement with Dell on April 15, 1999. Under the Services Agreement, the Company became Dell's subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Services Agreement is for a three year term, or unless otherwise terminated pursuant to the Service Agreement, and is automatically renewed for additional one year terms on each expiration date unless a written notice of termination is given by either party at least one hundred twenty days prior to the expiration date of the then current term.

PIVOT

	On May 18, 1998, the Company acquired 19.9% of Pivot, an automated remote network service provider, and an Option to cause the merger of Pivot into a wholly-owned subsidiary of the Company or to increase its ownership in Pivot to 33.4%. The Company exercised its right to increase its ownership in Pivot to 33.4% on February 22, 1999. As of June 2, 1999, the Company entered into an agreement with Pivot and merged Pivot into a wholly-owned subsidiary of the Company. In connection with such acquisition, Anthony Travaglini, President of Pivot, became the Company's Chief Technology Officer. As of the date hereof, Pivot has a limited number of customers and its revenues are not significant to the Company. However, the Company intends to further integrate its client base for the use of services provided by Pivot.

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

PROPRIETARY INFORMATION

	The Company holds no patents and has no trademarks registered in the United States Patent and Trademark Office or in any state, but has applied for certain trademarks and service marks related to its Pivot operations. If the Company believes that trademark registration is significant in protecting its product or service recognition, the Company may apply for registration of various trademarks or service marks, including, but not limited to, the names Micros-to-Mainframes, Data.Com, and The Advanced Technology Group and Pivot Technologies, in which it believes that it has certain common-law rights. The Company may also affix copyright notices on its support service, training and service manuals. While such protection may become important to the Company, it is not considered essential to the success of its business. The Company relies on the know-how, experience and capabilities of its management, sales and service personnel. The Company requires some of its employees to sign confidentiality or non-competition agreements.

EMPLOYEES

	As of June 15, 2000, the Company employed 190 persons, all but 4 of whom are full-time personnel. Of these employees, 6 are responsible for management, 35 are responsible for sales and marketing, 129 for technical support, 3 for distribution, 6 for finance and 7 for administration. None of the Company's personnel is represented by a union, and the Company considers its employee relations to be good.


ITEM 2. PROPERTIES

	The Company's executive offices and warehouse are located in approximately 11,000 square feet of space at a two-story facility leased at 614 Corporate Way, Valley Cottage, New York. The lease is terminable on four months notice and expires on August 31, 2001. The cost to terminate this lease is not material to the Company. Approximately 35% of such space is devoted to marketing and telephone sales, 15% to service and customer support, 10% to administration, 10% to the Connectivity and Communication Lab and 30% to warehouse space. The Company does not maintain a retail showroom. The current monthly rental payment is approximately $9,400. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the going rate.

	The Company entered into a lease on June 17, 1998 for 8,433 square feet of office space at 270 Madison Avenue for an approximate term of 5 years and three months. The monthly rent for the new space is approximately $22,500 for the first 2 years of the lease and approximately $23,200 thereafter. The Company also leases approximately 8,100 square feet of office and warehouse space (only about 10% of this property is devoted to warehouse space) in Rocky Hill, Connecticut. The
monthly payment on this lease is approximately $5,600.   The lease is
terminable on six months' notice after August 2002 and expires on July
31, 2004. The cost to terminate this lease is not material to the Company. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the going rate. In connection with the acquisition of Pivot, the Company assumed Pivot's lease dated August 4, 1997 for approximately 2,500 square feet at 614 Corporate Way, Valley Cottage, New York. This lease expires on August 31, 2000. The monthly rent for such space is approximately $2,900. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the going rate.

	The Company is also responsible for real estate taxes, insurance, utilities and maintenance expenses concerning these premises.


ITEM 3. LEGAL PROCEEDINGS

	The Company is not a party to any material pending legal or administrative proceedings.


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

							    Bid
							   -----
Security               Period                        High               Low
--------              -------                       ------            ------
COMMON
STOCK
       FISCAL YEAR ENDED MARCH 31, 1999
      ----------------------------------
       April 1 - June 30, 1998                       $3.500           $2.438
       July 1 - September 30, 1998                   $2.688           $2.000
       October 1 - December 31, 1998                 $2.688           $1.313
       January 1 - March 31, 1999                    $8.750           $1.906


       FISCAL YEAR ENDED MARCH 31, 2000
      ----------------------------------
       April 1 - June 30, 1999                       $5.125           $3.250
       July 1 - September 30, 1999                   $3.813           $2.438
       October 1 - December 31, 1999                $10.188           $2.500
       January 1 - March 31, 2000                   $19.625           $4.000

	 On June 19, 2000, the closing bid and asked prices of a share of Common Stock were $6.875 and $7.250, respectively, and the Company had in excess of 3,000 beneficial holders of Common Stock.

      The Company has not paid any cash dividends on Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

     This Annual Report on Form 10-K contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Micros-to-Mainframes, Inc. (the "Company") with respect to, among other things, future business conditions and the outlook for the Company including trends affecting the Company's business, financial condition and results of operations. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. Wherever possible, the Company has identified forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.


     The following selected financial data for the fiscal years ended March 31, 2000, 1999, 1998, 1997 and 1996, are derived from the financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Income Statement Data:

					   Year Ended March 31,
			     -----------------------------------------------
				 2000      1999      1998     1997     1996
				  (In thousands; except earnings per share)

Net revenues                  $72,823    $69,031   $69,602  $58,062  $47,326

  Cost of products
     sold                      48,137     44,250    49,721   47,549   40,452

  Cost of services
     provided                  14,232     15,585    11,764    2,420    1,109

  Selling, general and
  administrative
  expenses                      9,922      8,615     7,638(2) 6,698    4,070

  Compensatory stock
  arrangement(1)                   0           0         0        0    4,655

  Interest expense               177          18        13        6       13

Other Income                      36         953(3)    163      141       66

  Income (loss) from
   operations before
   income taxes                  391       1,516       629    1,530   (2,907)

Net income (loss)                223         910       342      910   (3,614)

Net income (loss)
per common share:

	 Basic                 $0.05        $0.21     $0.08    $0.21   $(1.43)

	 Diluted               $0.05        $0.21     $0.08    $0.20   $(1.43)

  Weighted average
    number of common
    and common
    equivalent shares
    used in
    calculation:

       Basic                 4,769         4,415     4,450    4,425     2,533

       Diluted               4,901         4,437     4,484    4,491     2,533




Balance Sheet Data:

					      At March 31,
			   --------------------------------------------------
			      2000         1999      1998      1997    1996
					     (In thousands)

Working Capital              $10,202    $10,630   $10,769   $10,418  $10,684

Total Assets                  24,950     22,950    22,077    20,460   16,209

Total Liabilities              8,965      9,279     9,391     8,117    5,208

Retained Earnings
(Deficit)                      1,006        783      (127)     (469)  (1,379)

Shareholders' Equity          15,985     13,670    12,685    12,343   11,000

_______________________
(1) Reflects a non-cash, non-recurring charge related to the 1,400,000 shares of the Company's Preferred Stock issued in September 1993 that were redeemed in September 1996 in exchange for 980,000 shares of Common Stock.

(2) Reflects receipt of $850,000 from BTG to offset the direct ($421,000) and indirect costs of the terminated merger. Net income and basic and diluted net income per share would have been $85,000 and $0.02 respectively, excluding amounts with the aforementioned indirect cost.

(3) Includes $810,000 contractual payment from BTG and interest income of $107,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company reported income from operations before income taxes of approximately $391,000 for the year ended March 31, 2000, compared with income from operations before income taxes of approximately $1,516,000 in the prior year. The decrease in income from operations before income taxes is primarily due to (a) $810,000 of nonrecurring income in Fiscal 1999 resulting from the termination of the merger agreement with BTG, (b) goodwill amortization recorded in Fiscal 2000 of approximately $175,000 resulting from the June 1999 acquisition of Pivot, and (c) an increase in cash requirements due to the Company's investment in the service sector of its business that resulted in increased interest expense for Fiscal 2000 from Fiscal 1999 of approximately $159,000 and reduced interest income of approximately $73,000 from the prior year. The Company intends to continue to invest in the service sector of its business, including the Pivot automated remote network management system, in the coming year.



	 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Operations expressed as a Percentage of total revenue for that period:

					  Year Ended March 31,
			--------------------------------------------------
			      2000                1999              1998

Product Sales                71.42%                68.76%          77.00%

Services                     28.58                 31.24           23.00
			   -------                ------          ------

Net sales                   100.00                100.00          100.00

Cost of Products
 and Services                85.64                 86.68           88.34
			   -------                ------          ------
			     14.36                 13.32           11.66


Selling, general and
 administrative expenses     13.63                 12.47           10.97(1)

Interest expense              0.24                  0.03            0.02

Other Income                  0.05                  1.38(2)         0.23

Income from operations before
income taxes                  0.54                  2.20            0.90

Net income                    0.31                  1.32            0.49

_______________________

(1) Includes $850,000 contractual payment from BTG to offset the direct ($421,000) and indirect cost of the terminated merger.

(2) Includes $810,000 contractual payment from BTG and interest income of $107,000.

The following table sets forth revenues and cost of revenues as a percentage of each category:


					     Year Ended March 31,
			     ------------------------------------------------
				       2000           1999          1998

Product Sales

Revenues                             100.00%         100.00%       100.00%

Cost of products sold                 92.56           93.22          92.77
				    --------         -------       -------
				       7.44%           6.78%         7.23%
				    ========         =======       =======
Service Revenues

Revenues                             100.00%         100.00%       100.00%

Cost of service revenues              68.37           72.27         73.50
				    -------          ------        -------
				      31.63%          27.73%        26.50%
				    =======          ======        =======


Year Ended March 31, 2000 and 1999

	The Company had net sales of approximately $72,823,000 for the year ended March 31, 2000 ("Fiscal 2000") as compared with approximately $69,031,000 for the year ended March 31, 1999 ("Fiscal 1999"). Product sales increased approximately $4,541,000, or 9.6%, and Service sales decreased approximately $749,000, or 3.5%, in Fiscal 2000. Product sales increased due to higher demands for products from current and new customers of the Company during the year. Service sales consist of service related sales, which include the Pivot automated remote network management system, and high-end service related product sales. The Company grew the service related portion of its business by approximately $1,840,000, or 14.0%, in Fiscal 2000 from Fiscal 1999. High-end service related product sales decreased by approximately $2,589,000, or 30.8%, in Fiscal 2000 from Fiscal 1999. The Company intends to continue to invest in the service sector of its business, including the Pivot automated remote network management system, in the coming year.

	Gross profit in Fiscal 2000 increased to approximately $10,455,000 from approximately $9,196,000 in Fiscal 1999, an increase of 13.7%. Gross profit margins increased to 14.4% in Fiscal 2000 as compared to 13.3% in the prior year. The gross profit margins from product sales increased to 7.4% in Fiscal 2000 compared to 6.8% in Fiscal 1999. The increase in gross profit margins from product sales is primarily related to the mix of products sold within the year. The gross profit margins from service sales increased to 31.6% in Fiscal 2000 compared to 27.7% in Fiscal 1999. The increase in gross profit margins from service sales primarily is a result of a decrease in the use of outside contractors to perform certain services and the increased efficiency in the use of the Company's technical and engineering staff. The Company expects to continue to hire additional professional technicians and engineers for its consulting and service business in order to meet the expected demand in the outsourcing and services business for the coming year and to not be so dependent on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.

	The Company continues to face competitive market pressures which impact on the mark-up on product sales and services related sales. The Company currently faces a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross profit margins for many microcomputer distributors, including the Company, and may result in a reduction in existing vendor subsidies. Management of the Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.

      Selling, general and administrative expenses increased to approximately $9,922,000 in Fiscal 2000 from approximately $8,615,000 in Fiscal 1999, or 15.2%. This increase is primarily attributable to (a) additional administrative costs incurred as a result of the Pivot acquisition,
(b) additional goodwill amortization of approximately $175,000 from the Pivot acquisition and (c) additional investment in the infrastructure of the Company as it grows its service related business. The Company's compensation and related costs increased in Fiscal 2000 by approximately $911,000 from Fiscal 1999. The Company's data communication costs increased by approximately $59,000 in Fiscal 2000. Additionally, the Company increased its rent expense by approximately $73,000 due to an increase in warehousing space and the acquisition of Pivot.

      Other income decreased to approximately $36,000 in Fiscal 2000 from approximately $953,000 in Fiscal 1999. This decrease is primarily a result of $810,000 of nonrecurring income in Fiscal 1999 from the termination of the merger agreement with BTG and a reduction of interest income of approximately $73,000 due to the Company's increased investment in the service sector of its business, which includes the Pivot automated remote network management system.

       Interest expense increased in Fiscal 2000 to approximately
$177,000 from approximately $18,000 in the prior year due to the increased investment in the service sector of the business.

       The effective income tax rate for Fiscal 2000 and 1999 was 43% and 40%, respectively. The effective income tax rate increased primarily as a result of certain nondeductible expenses related to the Pivot acquisition.

	Net income was approximately $223,000 for the year ended
March 31, 2000, compared with net income of approximately $910,000 in the prior year. The decrease in net income is primarily due to (a) $810,000 of nonrecurring income in Fiscal 1999 resulting from the termination of the merger agreement with BTG, (b) goodwill amortization recorded in Fiscal 2000 of approximately $175,000 resulting from the June 1999 acquisition of Pivot, and (c) an increase in cash requirements due to the Company's investment in the service sector of its business that resulted in increased interest expense for Fiscal 2000 from Fiscal 1999 of approximately $159,000 and reduced interest income of approximately $73,000 from the prior year. The Company intends to continue to invest in the service sector of its business, including the Pivot automated remote network management system, in the coming year.




Year Ended March 31, 1999 and 1998

       The Company had net sales of approximately $69,031,000 for the year ended March 31, 1999 ("Fiscal 1999"), as compared with approximately $69,601,000 for the year ended March 31, 1998 ("Fiscal 1998"). This decrease in net sales of approximately 1% was primarily related to a decrease in equipment sales (11%) net of increased revenues from support services (35%).

       Service revenue in Fiscal 1999 increased approximately 35% to $21,564,000 from $16,005,000 in Fiscal 1998. The cost of services provided increased to $15,585,000 from $11,764,000, primarily as a result of the Company hiring additional technical personnel and engaging third party vendors (such as Cisco, Pivot, ISG and various other subcontractors) to participate in the providing of such services. The Company hired more technical personnel to meet current needs and as part of its long-term planning for the future growth
in its consulting and service business.   The Company expects to continue to
hire additional professional technicians and engineers for the Advanced Technology Group (which includes Pivot) in order to meet the expected demand in the outsourcing and services business for the coming year and to not be so dependent on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.


       Gross profit in Fiscal 1999 increased to approximately $9,196,000 from approximately $8,117,000 in Fiscal 1998, an increase of 13.3%. Gross profit margins increased to 13.3% in Fiscal 1999 as compared to 11.7% in the prior year. The gross profit margins from product sales decreased to 6.8% in Fiscal 1999 compared to 7.2% in Fiscal 1998. The decrease in gross profit margins from product sales is primarily related to the mix of products sold within the year. The gross profit margins from service sales increased to 27.7% in Fiscal 1999 compared to 26.5% in Fiscal 1999. The increase in gross profit margins from service sales primarily is a result of a decrease in the use of outside contractors to perform certain services.

      The Company continues to face competitive market pressures which impact on the mark-up on product sales and services related sales. The Company currently faces a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross profit margins for many microcomputer distributors, including the Company, and may result in a reduction in existing vendor subsidies. Management of the Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.


      Selling, general and administrative expenses increased to approximately $8,615,000 in Fiscal 1999 from approximately $7,638,000 from Fiscal 1998.
Such increase was primarily attributable to the Company's overall increase in overhead expenses due to the increase in the Company's infrastructure to support current and anticipated increases in direct costs. The increase in overhead expenses primarily related to additional compensation costs for Company's personnel of approximately $289,000. Payroll taxes and other employee benefits increased by an aggregate of approximately $163,000. Telephone expenses related to sales increased approximately $60,000. Legal and professional fees increased approximately $163,000, and office rent expenses increased $112,000 due to the Company's rental of a new facility in New York City.

      Other income increased to approximately $953,000 from approximately $163,000 for Fiscal 1998. The increase was primarily due to the nonrecurring income of $810,000 from the termination of the merger agreement with BTG.

      The effective income tax rate for Fiscal 1999 and 1998 was 40% and 46%, respectively. The effective income tax rate decreased by 13% due to several adjustments made to the current and prior year tax provisions.

      Accordingly, net income increased to approximately $910,000 in Fiscal 1999 from $342,000.


LIQUIDITY AND CAPITAL RESOURCES

       The Company measures its liquidity in a number of ways, including the following:

						    March 31,
			      -----------------------------------------------
				   2000              1999            1998
			     (Dollars in thousands, except current ratio data)


Cash and cash equivalents         1,055              679            3,992

Working capital                  10,202           10,630           10,769

Current ratio                    2.17:1           2.16:1           2.15:1

Secured notes payable             3,040              980                5

Working capital line
available                         7,064            9,509            7,671


     The Company had working capital of approximately $10,202,000 as of March 31, 2000, a decrease of approximately $428,000 from March 31, 1999.

     During Fiscal 2000, the Company's net cash used in operating activities was approximately $435,000 resulting from an increase in inventory of $479,000, an increase in accounts payable and accrued expenses of $2,636,000, an increase in prepaid expenses and other current assets of $524,000, an increase in other assets of $286,000 and offset by a decrease in accounts receivable of $2,404,000.

     The Company used approximately $1,391,000 of cash in investing activities, which amount is comprised of $1,028,000 for the purchase of property, equipment and software and $363,000 to acquire Pivot.

     The Company had an increase in its net cash provided by financing activities of $2,203,000 primarily related to increased borrowings of $2,060,000 from its bank and the receipt of funds from the options exercised by employees of $171,000.

      As a result of the foregoing, the Company's cash increased approximately $377,000.

      The Company has entered into two financing agreements for the purchase of inventory. One of these agreements is a $13,000,000 credit facility. This credit facility includes an $8,000,000 floor plan agreement and a $5,000,000 revolving receivable financing facility. The combined facility is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

      On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (9.00% at March 31, 2000) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period (6.13% at March 31, 2000), plus 1.5% per annum.

     The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

      The financing agreements are effective until notice of termination is given by either party (within a specific time-frame, as defined). The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. In addition, one of these agreements provides for minimum amounts of tangible net worth and specified financial ratios.

      The Company's total outstanding debt under the $5,000,000 revolving receivable financing facility was $3,040,000 and $980,000 at March 31, 2000 and 1999, respectively, and bear interest at the prime rate. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.


      The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months and thereafter. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in unexpected expenditures or cash requirements.

Termination of the Merger Agreement

      On August 29, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with BTG, a Virginia corporation ("BTG"), and BTG Merger Sub, Inc., a wholly owned subsidiary of BTG, pursuant to which the Company was to be acquired by BTG for cash and stock valued at approximately $25 million.

       On February 13, 1998, BTG terminated the Agreement with the Company. As a result of the default, BTG paid the Company a $500,000 termination fee provided for in the Agreement. In addition, BTG paid the Company an additional $350,000 for out-of-pocket expenses in exchange for a release from future liability which may arise as a result of the termination of the Agreement. The Company recognized these payments as a reduction to selling and administrative expenses in Fiscal 1998, reflecting an offset against the direct and indirect costs and expenses related to the BTG merger.

       The Company also entered into a cooperative marketing and service agreement with BTG under which the Company received a non-refundable advance payment of $900,000 from BTG for future consulting services to be provided during the 10 months period ending December 31, 1998. The Company recognized the revenue ratably over the term of the contract. The Company recognized $90,000 of income during Fiscal 1998 and $810,000 of income during Fiscal 1999.

Merger with Pivot

      On May 18, 1998, the Company acquired 19.9% of Pivot, an automated remote network service provider, and an Option to cause the merger of Pivot into a wholly-owned subsidiary of the Company. In consideration for the Option and the Pivot Shares, the Company paid Pivot (exclusive of the merger consideration payable upon any exercise of the Option) $475,000 and agreed to make further payments if Pivot was in material compliance with its Business Plan, as defined in the Purchase and Option Agreement, up to an aggregate of $346,000 over a five month period commencing one month after Closing. The Company further agreed to lend Pivot up to an additional $125,000 in six (6) equal monthly installments. Such loan was payable, without interest, twelve months after its issuance, or upon redemption of the Company's interest in the event the Option was not exercised. The Option had a term of six (6) months (the "Initial Option Period") and could be extended for up to three additional one month terms upon the payment of an additional $80,000 prior to the expiration of the Initial Option Period and the commencement of each additional extension period, respectively. On February 22, 1999, the Company exercised its rights to increase ownership to 33.4% from 19.9%.

      On June 2, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") consummating a merger (the "Merger") with Pivot and the principal shareholders of Pivot ("Pivot Shareholders"). Pursuant to the Merger Agreement, the non-Company Pivot Shareholders received 377,129 shares of Common Stock, five (5) year warrants to acquire 100,000 shares of Common Stock at an exercise price of $2.916767 per share and $261,300 in cash. The Company also paid $100,000 to the Pivot shareholders in consideration for the shareholders' consent not to compete.

      The shares of Common Stock which the Pivot Shareholders received in connection with the Merger Agreement are subject to Lock-up Agreements which have a two year restriction on resale. Twenty-five percent of the shares subject to the lock-up were released on June 2, 2000, and the remaining shares will be released on June 2, 2001. The Lock-up Agreements grant the Company a right of first offer should any of the Pivot Shareholders elect to sell their common stock in a non-public transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	This information appears in Part IV, immediately following Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	 None.

				  PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

  Name                  Age                     Position(s)
--------------------------------------------------------------------------
Howard Pavony           49               Chairman of the Board of
					 Directors

Steven H. Rothman       51               Chief Executive Officer,
					 President and a Director

David Schwartz          40               Chief Financial Officer

Frank T. Wong           52               Vice President-Finance and
					 Secretary

Anthony R. Travaglini   47               Chief Technology Officer


William Lerner*         66               Director

Arnold J. Wasserman*    62               Director

Alvin Nashman*          72              Director

James W. Davis*         52              Director

______________

* Member of the Audit Committee and Compensation Committee.

       Howard Pavony has served as Chairman of the Board of Directors of the Company since September 1996. He served as Co-Chief Executive Officer and President of the Company from May 1986 to August 1996. He has been a Director since 1986. From 1977 until 1986, Mr. Pavony was employed by Data Research Associates ("DRA"), a computer hardware and accessories company, rising to the positions of Vice President of Sales and member of the Executive Board of DRA.

	Steven H. Rothman has served as Chief Executive Officer and President of the Company since September 1996. He served as Co-Chief Executive Officer and Vice President of the Company from May 1986 to August 1996. He has been a Director since 1986. From 1976 until 1986, Mr. Rothman was employed by DRA, rising to the positions of Director of Marketing and member of the Executive Board.

	David Schwartz has been Chief Financial Officer of the Company since May 1, 2000. He was the Chief Financial Officer and Treasurer of Just Toys, Inc. (a toy manufacturer and distributor) from November 1996 through May 2000. From January 1996 through November 1996, Mr. Schwartz was self-employed as a consultant to a number of companies in the consumer products business. From May 1994 through December 1995, he was the Chief Financial Officer of Philips Industries, Inc.(a distributor of women's hair and cosmetic accessories). From December 1990 through May 1994, Mr. Schwartz was the Controller of Ameriscribe Management Services, Inc. (a provider of outsourced facilities and backoffice management services).

       Frank T. Wong has served as the Company's Vice President-Finance since February 1992, as a Director from June 1993 to March 1998 and as Secretary since September 1995. Prior thereto, from 1975 to 1991, he served as Chief Accountant of the Carvel Corporation, a franchise ice cream distributor.

	Anthony R. Travaglini became the Company's Chief Technology Officer in June 1999 when the Company acquired Pivot. Mr. Travaglini founded Pivot in August 1997 and served as its President until it was acquired by the Company. From April 1992 until August 1997, Mr. Travaglini was responsible for network, systems and administration management for multiple divisions of PepsiCo. While at PepsiCo., he supervised the design, development and implementation of PepsiCo.'s enterprise management system. Mr. Travaglini also served as Vice President of Trading Technologies at Shearson-Lehman Brothers from 1988 to 1992 and a senior UNIX systems administrator at Salomon Brothers from 1982 to 1988.

	William Lerner has served as a Director of the Company since September 1995. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania since 1991. His career included service with the U.S. Securities and Exchange Commission, the American Stock Exchange, and as counsel to a major investment banking/securities brokerage firm. Mr. Lerner is a director of Seitel, Inc. (a NYSE listed oil and gas producing company that owns one of the largest seismic data libraries in North America), Rent-way, Inc. (a NYSE listed company that is the second largest in the rental-purchase industry), and Helm Resources, Inc. (an OTC company that provides financing and management services to middle market public companies). Mr. Lerner also provides corporate secretarial services to a number of other public companies including Computer Research, Inc. (an OTC company that is a leading provider of computer accounting services to the brokerage and banking industries).

      Arnold J. Wasserman has served as a Director of the Company since March 1998 and is the Chairman of the Audit Committee. Mr. Wasserman has, for the past 25 years, been a principal of P & A Associates, a leasing/consulting firm. Prior to that, he held positions with IBM and Litton Industries. Mr. Wasserman has consulted with major corporations in the areas of marketing, advertising and sales. He is a director of Stratasys, Inc., a publicly traded company.


      Alvin E. Nashman has served as a Director of the Company since August 1998 and is the Chairman of the Compensation Committee. He has been an independent consultant for major corporations in the field of computer service for the past seven years. Prior to that, Dr. Nashman was a Director of Computer Sciences Corporation and the President of its System Group. He is a director and consultant to several computer services companies, including Halifax Corporation and PEC Solutions, Inc., each of which is a publicly-traded company, as well as several privately held companies, including Andruilis Corporation, James Monroe BankCorp., Invertix Corporation (telecommunication test equipment), SI International, Inc. (computer systems integration company), e-Greenbiz.com Inc. (business-to-business portal for horticultural industry), Unitech Inc. and Trawick Associates.


	James W. Davis became a Director of the Company in June 2000. Since January 1999, he has been Senior Partner at Key West Technologies, LLC., a business consulting partnership advising a number of firms with regard to technology, e-commerce, the Internet and business management. From January

1997 through January 1999, he served as the President and Chief Executive Officer of MRT micro, ASA/Inc., a communications software company. From September 1996 to January 1997, Mr. Davis was a Visiting Research Scholar at the Communications Technology Center at Florida Atlantic University. In March 1995, Mr. Davis founded Key West Technologies, Inc., a computer hardware and software company. In February 1996, Key West Technologies, Inc. was acquired by Interaxx Television Network, Inc. Mr. Davis served as Chief of Executive Officer of Interaxx Television Network, Inc. from February 1996 until January 1997. Mr. Davis has also served as Director for Intel Corp.'s Home Computing Laboratory, which was responsible for developing a consumer-focused Pentium platform strategy, and as Senior Technical Staff Member at International Business Machines Corp., where he worked for twenty-five years. While at IBM, he was also a member of IBM's Academy of Science and Technology and Chief Technical Officer of the IBM PC Company Premium Brand. He is currently a director of American Vantage Companies, a NASDAQ SmallCap listed company in the Internet and gaming industries

	All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from April 1, 1999 to March 31, 2000, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 11.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	The following table sets forth certain compensation information for the chief executive officer of the Company and the only other executive officers who, based on salary and bonus compensation from the Company and its subsidiaries, were the most highly compensated officers for the fiscal year ended March 31, 2000.

								  Long-Term
			       Annual Compensation               Compensation
			      --------------------               ------------
								   Shares
Name and Principal                                                 Underlying
Position                Year    Salary($)     Bonus($)    Other(1)  Options(#)
-----------------       ----    ---------     --------    --------  ----------
Howard Pavony            2000    $237,500      $20,000     $41,488     24,000
 Chairman of the Board   1999    $227,500      $40,000     $   -       50,000
			 1998    $213,334      $     -     $   -          -

Steven H. Rothman        2000    $237,500      $20,000     $40,916     24,000
  President and CEO      1999    $227,500      $40,000     $   -       50,000
			 1998    $213,334      $     -     $   -          -


Anthony Travaglini
Chief Technology Officer 2000    $128,654      $     -     $   -         -

_______________
(1) Other compensation primarily represents amounts paid by the Company for life insurance premiums and leased automobiles that are used in business by the executives. In prior years, these amounts were below the reportable threshold.

OPTION GRANTS IN LAST FISCAL YEAR

	The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended March 31, 2000, exercise information and potential realizable value.

					   Individual Grants
			      -----------------------------------------             Potential Realizable
			      Number of        Percent of                            Value at Assumed
			      Securities       Total Options                       Annual Rates of
			      Underlying       Granted to     Exercise               Price Appreciation
			      Options          Employees in   Price     Expiration     for Option Term
			      Granted          Fiscal Year    Per Share   Date          5%      10%
			     ---------        ------------    --------- ----------     ---      ---
Howard Pavony                   5,200             1.5%          $2.6875   10/11/09   $  8,789  $22,273
			       18,800             5.3%          $2.9563   10/11/04   $ 15,355  $33,931


Steven H. Rothman               5,200             1.5%          $2.6875   10/11/09   $  8,789  $22,273
			       18,800             5.3%          $2.9563   10/11/04   $ 15,355  $33,931

Anthony Travaglini                -                -                -                     -       -


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

	The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended March 31, 2000.

							   Number of
							   Securities      Value of
							   Underlying      Unexercised
			Number of                          Unexercised     In-The-Money
			 Shares                             Options         Options
			Acquired                           at FY-End       at FY-End(2)
			   on        Value                 Exercisable/    Exercisable/
Name                    Excerise    Realized(1)           Unexercisable    Unexercisable
---------------        ----------   -----------           -------------    -------------
Howard Pavony                  -       -                 124,000/10,000   $1,400,748/$99,450
Steven H. Rothman              -       -                 124,000/10,000   $1,400,748/$99,450
Anthony Travaglini             -       -                       -/-                $0/$0

----------------------------

(1) Calculated by determining the difference between the last sale price of the Company's Common Stock on the date of exercise as reported by the Nasdaq National Market and the exercise price.

(2) Calculated by determining the difference between $14.375 (the last sale price of the Company's Common Stock on March 31, 2000 as reported by the Nasdaq National Market) and the exercise price of the shares of the Company's Common Stock underlying the options.




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

EMPLOYMENT AGREEMENTS

	On September 1, 1996, Steven H. Rothman and Howard Pavony, respectively the Chief Executive Officer and Chairman of the Board of Directors of the Company, each entered into a five-year employment agreement with the Company on the terms set forth below. Each agreement renews annually after the term unless either party elects to terminate. Salary for Fiscal 2000 was at the rate of $237,500. Pursuant to their agreements, each executive receives annual increases in salary equal to the greater of (i) the percentage increase in the Consumer Price Index; and (ii) $10,000. Each executive is entitled to participate in the Company's stock option plans and any incentive bonus program established from time to time, as determined by the Compensation Committee of the Board of Directors. Further, the Company will maintain a $1,000,000 life insurance policy on each executive's life, payable to the beneficiaries named by him, and maintain disability insurance for the benefit of each executive which will pay $150,000 per annum to him in the event of his permanent disability. In the event that there is a change in control of the Company, the executive will be entitled, upon such change of control, to terminate his employment and receive 2.9 times his annual salary as then in effect.

	On May 1, 2000, David Schwartz, the Chief Financial Officer of the Company, entered into an employment agreement whose initial term expires on April 30, 2001, but automatically extends for successive twelve-month renewal terms unless either party elects to terminate at least 90 days prior to the end of the initial term or any renewal term. The agreement provides for an annual base salary of $185,000; certain bonuses dependent on achieving specific management goals including raising funds for the Company and the implementation of certain financial systems; the grant of options to purchase 25,000 shares of the Company's Common Stock; and a $650 per month car allowance.

	Simultaneously with the acquisition of Pivot on June 2, 1999, the Company and Mr. Travaglini entered into an employment agreement with a term ending on March 31, 2002 providing for a base salary of $150,000 based on an April 1 to March 31 fiscal year; $175,000 for the second year and $185,000 for the third year; bonus and stock options based on the earnings of the Company's business with respect to which Mr. Travaglini has management responsibility; and a $500 per month car allowance.



STOCK OPTION PLANS


      The Company has adopted the following stock plans: the 1993 Stock Option Plan, which provides for the grant of options to purchase 250,000 shares of Common Stock; the 1996 Stock Option Plan, which provides for the grant of options to purchase 350,000 shares of Common Stock; the 1998 Stock Option Plan, which provides for the grant of options to purchase 250,000 shares of Common Stock, and the 2000 Long Term Incentive Plan, which provides for stock awards of up to 350,000 shares of Common Stock. Employees (including officers), directors and others who provide services to the Company and its subsidiaries are eligible to participate in the plans. The plans are administered by the Board of Directors or the Compensation Committee.

       Options granted under the plans may be incentive stock options or ISOs (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), or non-qualified stock options. Non-qualified stock options may be granted in tandem with stock appreciation rights. The exercise price of options may not be less than 100% of the fair market value of the Common Stock as of the date of grant, except that this limitation does not apply to options granted under the 1998 Stock Option Plan and the exercise price of ISOs granted to an employee who owns more than ten percent of the outstanding Common Stock may not be less than 110% of the fair market value as of the date of grant. Options may not be exercised more than 10 years after the date of grant, or five years in the case of ISOs granted to an employee who owns more than 10% of the outstanding Common Stock. An option may be exercised by tendering payment of the purchase price to the Company or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of Common Stock having a fair market value equal to the exercise price. The number of shares that may be acquired upon exercise of an option and the exercise price of an option are subject to adjustment in the event of a merger, recapitalization, stock split or stock dividend.

	The 2000 Long Term Incentive Plan permits the grant of any form of award, including stock options, stock appreciation rights, and stock or cash awards. Awards under the 2000 Long Term Incentive Plan may be in stock or denominated in units of stock, which may be subject to restrictions on transfer and include forfeiture provisions.

       As of March 31, 2000, options to purchase 647,534 shares were outstanding, options to purchase 158,666 shares had been exercised and options to purchase 43,800 shares were available for future grants. No options have been granted under the 2000 Plan as of March 31, 2000.


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

Name and Address               Amount and Nature
of Beneficial Owner         of Beneficial Ownership      Percent (1)
--------------------        -----------------------      -----------
Steven H. Rothman(2)                987,403(3)(4)         19.7%

Howard Pavony(2)                    979,056(3)(5)         19.6%

Anthony Travaglini(2)               238,565(7)             4.8%

William Lerner
423 East Beau Street
Washington, PA  15301                23,500(6)             *

Arnold Wasserman
1 Brookwood Drive
West Caldwell, NJ 07006              18,500(6)             *

Alvin E. Nashman
3609 Ridgeway Terrace
Falls Church, VA 22044               18,500(6)             *

James W. Davis
17300 Boca Club Blvd.
Boca Raton, Fl 33487                     -0-               *

All directors and
executive officers
as a group (nine persons)       2,284,279       (8)     43.5%

__________________________
* Represents less than 1%.

(1) Based on 4,880,569 shares of Common Stock issued and outstanding as of June 19, 2000.

(2) The address of this person is c/o the Company, 614 Corporate Way, Valley Cottage, New York 10989.

(3) Includes 124,000 shares that he may acquire upon exercise of currently exercisable options. Does not include 10,000 shares that he may acquire upon exercise of options that are not exercisable within 60 days after June 19, 2000.

(4) Includes 1,125 shares held by his spouse. Does not include an aggregate of 55,544 shares held in trust for his three children, as to which he disclaims beneficial ownership.


(5) Does not include an aggregate of 52,444 shares held in trust for his children, as to which he disclaims beneficial ownership.

(6) Represents shares that he may acquire upon exercise of current exercisable options.

(7) Includes 50,000 shares that he may acquire upon exercise of a warrant and 188,565 shares subject to a lock-up agreement that restricts the resale of 47,142 shares until June 2, 2000 and 141,423 shares until June 2, 2001. The Company has the right to purchase shares released from the lock-up agreement if Mr. Travaglini elects to sell them in a private transaction.

(8) Includes 373,500 shares that may be acquired upon exercise of currently exercisable options.


ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	None.

				     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	(a)(1)  Financial Statements.

		Independent Auditors' Reports                           F-1

		Consolidated Balance Sheets at March 31, 2000 and 1999  F-3

		Consolidated Statements of Income for                   F-4
		  the years ended March 31, 2000, 1999 and 1998

		Consolidated Statements of Changes in Shareholders'     F-5
		  Equity for the years ended March 31, 2000, 1999
		  and 1998

		Consolidated Statements of Cash Flows for the
		  the years ended March 31, 2000, 1999 and 1998         F-6

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

	10.8 Master Purchase Agreement between PaineWebber Incorporated and the Company.(1)

	10.9 Agreement for Wholesale Financing between Deutsche Financial Service (f/k/a/ ITT Commercial Finance Corp.) and the Company.(1)

	10.10 September 13, 1993 amendment to PaineWebber Incorporated agreement.(1)

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

	10.16 Employment Agreement dated April 1, 1996 between the Company and Mr. Mota.(5)

	10.17 Lease Extension between the Company and Associates of Rockland County dated as of February 29, 1996.(5)

	10.18 Employment Agreement between the Company and Steven H. Rothman, dated September 1, 1996.(6)

	10.19 Employment Agreement between the Company and Howard Pavony, dated September 1, 1996.(6)

	10.20 Agreement and Plan of Merger by and among the Company, a wholly-owned subsidiary of the Company, and Pivot
		Shareholders, to be entered into if Option is exercised pursuant to Stock Purchase and Option Agreement referred to in 2.2 above.(7)

	10.21 Lease Agreement between 270 Madison Limited Partnership as landlord and the Company as tenant for space located at 270 Madison Avenue.

	10.22 Business Financing Agreement as of January 19, 1999 Deutsche Financial Services Corporation and Micros-to-Mainframes, Inc. (8)

	10.23   Addendum to Agreement for Wholesale Financing (8)

	10.24 Addendum to Business Financing Agreement and Agreement for Wholesale Financing.(8)

	10.25 Master Services Agreement dated April 15, 1999, between Micros-to-Mainframes, Inc. and Dell Marketing L.P.

	 10.26 Agreement and Plan of Merger dated June 2, 1999 by and among the Company, Pivot Acquisition Corporation, Pivot Technologies, Inc. and certain shareholders of Pivot. (10)

	 10.27 Employment Agreement dated June 2, 1999 by and among the Company, Pivot and Anthony Travaglini. (9)


	 10.28 Employment Agreement dated as of May 1, 2000 between the Company and David Schwartz.

	21.1    Subsidiaries of the Company.

	23.2 Consent from Independent Accountants on 1996 and 1998 Stock Option Plans (1) Letter from Goldstein Golub Kessler LLP, (2) Letter from Ernst & Young LLP


	27.1    Financial Data Schedule.


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

7. Incorporated by reference from the Company's Current Report on Form 8-K dated June 1, 1998.

8 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

9. Incorporated by reference from the Company's Current Report on Form 8-K dated June 8, 1999.

10. Incorporated by reference from the Company's Current Report on Form 8-K/A dated December 21, 1999.


	(b)     Reports on Form 8-K.

	  None.

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have audited the accompanying consolidated balance sheets of Micros-to-Mainframes, Inc. and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micros-to-Mainframes, Inc. and subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 18, 2000

			Report of Independent Auditors


Board of Directors and Shareholders
Micros-To-Mainframes, Inc.


We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of Micros-To-Mainframes, Inc. for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Micros-To-Mainframes, Inc. for the year ended March 31, 1998 in conformity with generally accepted accounting principles.


					  /s/ Ernst & Young LLP

Stamford, Connecticut
May 29, 1998

				  MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES
						 CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------
March 31,                                               2000            1999
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                      $  1,055,432    $    678,680
  Accounts receivable - trade,
     net of allowance of $140,000                  14,603,961      16,891,070
  Inventories                                       1,908,082       1,428,736
  Prepaid expenses and other current assets         1,252,689         736,844
  Deferred income taxes                                84,500          84,100
-----------------------------------------------------------------------------
	Total current assets                       18,904,664      19,819,430
-----------------------------------------------------------------------------
Property and Equipment:
  Leasehold improvements                              117,294         111,584
  Furniture, fixtures and other equipment           2,710,613       2,121,043
  Software development costs                        1,072,184         127,800
-----------------------------------------------------------------------------
						    3,900,091       2,360,427
Less accumulated depreciation and amortization      1,677,097       1,170,173
-----------------------------------------------------------------------------
						    2,222,994       1,190,254
-----------------------------------------------------------------------------
Goodwill, net of accumulated amortization
   of $413,807 and $173,219                         3,376,421         717,781
Investment in Pivot Technologies, Inc.                  -           1,067,217
Other assets                                          446,181         155,078
-----------------------------------------------------------------------------
	Total Assets                              $24,950,260     $22,949,760
=============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Secured notes payable                           $  3,040,000    $   980,000
  Accounts payable and accrued expenses              5,630,567      8,208,942
  Current portion of capital lease obligations          32,247            -
-----------------------------------------------------------------------------
	Total current liabilities                   8,702,814       9,188,942

Capital lease obligation, net of current portion       40,764           -
Deferred income taxes                                 221,300          90,500
-----------------------------------------------------------------------------
	Total liabilities                           8,964,878       9,279,442
-----------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity:
  Common stock - $.001 par value; authorized
   10,000,000 shares; issued and outstanding
   4,878,069 and 4,446,440 shares                       4,878           4,446
   Additional paid-in capital                      14,974,888      12,883,170
  Retained earnings                                 1,005,616         782,702
-----------------------------------------------------------------------------
      Total shareholders' equity                   15,985,382      13,670,318
-----------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity  $24,950,260     $22,949,760
=============================================================================

See notes to Consolidated Financial Statements

				  MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES

					   CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------
Year ended March 31,                   2000            1999             1998

Net revenue:
  Products                       $52,007,761     $47,466,428     $53,596,313
  Services                        20,815,158      21,564,252      16,004,917
----------------------------------------------------------------------------
				  72,822,919      69,030,680      69,601,230
----------------------------------------------------------------------------
Costs and expenses:
  Cost of products sold           48,136,232      44,249,335      49,720,505
  Cost of services provided       14,231,868      15,585,148      11,763,898
  Selling, general and
   administrative expenses         9,922,444       8,615,241       7,637,680
----------------------------------------------------------------------------
				  72,290,544      68,449,724      69,122,083
----------------------------------------------------------------------------

Other income                          35,829         953,053         163,121

Interest expense                     177,290          18,232          13,437
----------------------------------------------------------------------------
Income from operations
     before income taxes             390,914       1,515,777         628,831

Provision for income taxes           168,000         605,800         287,000
----------------------------------------------------------------------------
Net income                     $     222,914   $     909,977   $     341,831
============================================================================

Net income per common share:
  Basic and diluted            $        .05    $       .21     $       .08
============================================================================
Weighted-average number of common
	shares outstanding:

   Basic                           4,768,618       4,414,564       4,450,374
============================================================================
   Diluted                         4,901,317       4,437,013       4,483,881
============================================================================


See notes to Consolidated Financial Statements

				  MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES

			       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


									     Retained
					   Common Stock      Additional      Earnings
					 Number                Paid-in    (Accumulated
				      of Shares     Amount    Capital         Deficit)           Total
-------------------------------------------------------------------------------------------------------
Balance at March 31, 1997            4,450,374      $4,450  $12,807,900     $(469,106)      $12,343,244

Net income                                -            -         -            341,831           341,831
-------------------------------------------------------------------------------------------------------

Balance at March 31, 1998           4,450,374        4,450   12,807,900      (127,275)       12,685,075

Common stock purchased and retired    (74,600)         (74)    (186,275)         -            (186,349)
Exercise of stock options              70,666           70      152,679          -             152,749
Issuance of nonemployee stock options    -               -       32,220          -              32,220
Tax benefit related to employee stock
 options                                 -               -       76,646          -              76,646
Net income                               -               -          -         909,977          909,977
-------------------------------------------------------------------------------------------------------
Balance at March 31, 1999           4,446,440        4,446   12,883,170       782,702       13,670,318

Exercise of stock options              54,500           55      170,821          -             170,876
Issuance of common stock in connection
 with purchase of Pivot               377,129          377    1,437,427          -           1,437,804
Issuance of warrants in connection with
 purchase of Pivot                      -               -       370,770          -             370,770
Tax benefit related to employee stock
 options                                -               -       112,700          -             112,700
Net income                              -               -          -          222,914          222,914
-------------------------------------------------------------------------------------------------------
Balance at March 31, 2000            4,878,069       $4,878 $14,974,888    $1,005,616      $15,985,382
=======================================================================================================

See notes to Consolidated Financial Statements

				  MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES

				       CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------
Year ended March 31,                              2000       1999       1998
Cash flows from operating activities:
  Net income                                $  222,914  $  909,977  $ 341,831
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
    Depreciation and amortization              506,924     299,490    272,607
    Amortization of goodwill                   240,588      59,400     59,369
    Deferred income taxes                      130,400     371,800   (350,400)
    Stock option issued to nonemployee             -        32,220       -
    Loss from investment in Pivot
	      Technologies, Inc.                 5,224      13,291       -
    Bad debt expense                               -           -       99,000
    Other                                      (19,291)        -         -
Changes in operating assets and liabilities,
   net of effects of acquisition:
  Decrease (Increase) in accounts receivable 2,404,384  (2,890,508)  (392,104)
  (Increase) decrease in inventories          (479,346)    (96,414)   126,145
  (Increase) decrease in prepaid expenses
       and other current assets               (524,271)   (146,580)    14,199
  Increase in other assets                    (286,103)    (54,127)    (6,657)
  (Decrease) increase in accounts payable
       and accrued expenses                 (2,635,974)     42,801    260,448
  (Decrease) increase  in income
		taxes payable                   -         (373,284)   198,731
  (Decrease) increase in deferred revenue       -         (810,000)   810,000
------------------------------------------------------------------------------
	Net cash provided by (used in)
	  operating activities               (434,551)  (2,641,934) 1,433,169
------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment    (1,027,946)    (407,871)  (321,154)
  Loan to Pivot Technologies, Inc.              -         (124,000)     -
  Investment in, advances to and purchase of
   subsidiary, net of cash acquired          (363,483)  (1,080,508)     -
------------------------------------------------------------------------------
   Cash used in investing activities       (1,391,429)  (1,612,379)  (321,154)
------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in secured notes payable          2,060,000     975,000        -
  Purchase and retirement of common stock       -         (186,349)       -
  Proceeds from exercise of stock options      170,876     152,749        -
  Payments on capital lease obligations        (28,144)        -          -
------------------------------------------------------------------------------
      Net cash provided by
		  financing activities       2,202,732     941,400        -
------------------------------------------------------------------------------
Net increase (decrease) in cash and
		  cash equivalents             376,752  (3,312,913) 1,112,015

Cash and cash equivalents at
		  beginning of year            678,680   3,991,593  2,879,578
------------------------------------------------------------------------------
Cash and cash equivalents at end of year    $1,055,432    $678,680 $3,991,593
==============================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                               $   160,000   $   9,300  $  13,000
=============================================================================
    Income taxes                           $    32,500   $ 750,000 $  557,000
=============================================================================
Supplemental schedule of noncash
	    investing activity:
  Forgiveness of loan to Pivot
	       Technologies, Inc.         $   124,000      -               -
=============================================================================
Supplemental schedule of noncash financing activity:
  Issuance of common stock in connection
	       with purchase of Pivot      $1,437,804      -               -
=============================================================================
  Issuance of warrants in connection
	       with purchase of Pivot      $  370,770      -               -
=============================================================================
 Tax benefit related to stock options     $   112,700     $  76,646    -
=============================================================================

See notes to Consolidated Financial Statements

				  MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES
				  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Nature of Operations:

The accompanying consolidated financial statements include the accounts of Micros-to-Mainframes, Inc. and its wholly owned subsidiaries, Data.Com RESULTS, Inc. ("Data.Com"), MTM Advanced Technology, Inc. ("MTM"), and PTI Corporation, formerly known as Pivot Technologies, Inc. ("Pivot"), hereinafter collectively referred to as the "Company." Significant intercompany accounts and transactions have been eliminated. The Company is a premier provider of network analysis and diagnostics, management, remote network management, architecture, design, implementation and support services serving the New York Tri-State Area. The Company practices in Network Protocol Analysis, Network OS Consulting, Internet & Network Security, Integrated Communications and Life Cycle Managed Services, which create a comprehensive computer and communication services suite.

The Company purchases microcomputers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers which can be terminated by the supplier, with or without cause, upon 30 to 90 days notice, or immediately upon the occurrence of certain events. The cost of sales of products purchased from the Company's three largest suppliers accounted for 40%, 28% and 24% for the year ended March 31, 2000. The cost of sales of products purchased from the Company's three largest suppliers were 33%, 28% and 17% for the year ended March 31, 1999.
The cost of sales of products purchased from the Company's two largest suppliers were 23% and 16% for the year ended March 31, 1998.
The Company believes that it has excellent relationships with its major suppliers,however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed the Company may have difficulty obtaining inventory at a cost which would allow for resale at a competitive market price.

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

Property and Equipment:

Property and equipment is stated at cost and is depreciated using the straight-line method. Furniture, fixtures and other equipment and software development costs have useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to operations as incurred.

The Company incurred approximately $507,000, $299,000, and $273,000 in depreciation expense for the years ended March 31, 2000, 1999, and 1998, respectively.

Software Development Costs:

The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives.

Goodwill:

Goodwill is amortized using the straight-line method  over 15 years (see
Note 8).

Impairment of Long-lived Assets:

The Company identifies and records impairment on long-lived assets, including capitalized software development costs and goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At March 31, 2000, no such impairment existed.

Income Taxes:

Deferred income taxes are provided, using the asset and liability method, for temporary differences between financial and tax reporting, which arise principally from the deductions related to the allowances for doubtful accounts, certain capitalized software costs, the basis of inventory and differences arising from book versus tax depreciation methods. The Company files a consolidated federal income tax return and a separate state income tax return for each of its subsidiaries.

Revenue Recognition:

The Company recognizes revenue upon the shipment of ordered merchandise and as technical services are rendered.

Fair Value of Financial Instruments:

The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. All current assets are carried at their cost and current liabilities at their contract amount, which approximate fair value, because of their short-term nature.

Accounting for Stock-based Compensation:

The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

Earnings per Share:

Net income per common share is calculated by dividing net income by the number of shares of common stock outstanding.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

The Company's customers are primarily mid- to large-sized corporations in diversified industries located in the New York Tri-State Area. Receivables from one of the Company's largest customers were approximately 18% and 21% of the trade receivables at March 31, 2000 and 1999, respectively. Two other customers were each approximately 13% of the Company's trade receivables at March 31, 2000. One customer accounted for approximately 19%, 21%, and 13% of the Company's revenue for the years ended March 31, 2000, 1999 and 1998, respectively. Another customer accounted for 19% of the Company's revenue for the year ended March 31, 2000. The loss of a principal customer would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss. The Company has not historically experienced any material losses due to uncollectible accounts receivable.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.


2. CREDIT FACILITIES:

The Company has entered into two financing agreements for the purchase of inventory. One of these agreements is a $13,000,000 credit facility. This credit facility includes an $8,000,000 floor plan agreement and a $5,000,000 revolving receivable financing facility. The combined facility is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (9.00% at March 31, 2000) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period (6.13% at March 31, 2000), plus 1.5% per annum.

The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

The financing agreements are effective until notice of termination is given by either party (within a specific time-frame, as defined). The floor-plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. In addition, one of these agreements provides for minimum amounts of tangible net worth and specified financial ratios.

The Company's total outstanding debt under the $5,000,000 revolving receivable financing facility was $3,040,000 and $980,000 at March 31, 2000 and 1999, respectively, and bear interest at the prime rate.
The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.


3. SHAREHOLDERS' EQUITY:

Preferred Stock:

The Company has authorized 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of March 31, 2000 and 1999, there were no preferred shares issued.

Stock Options:

The 1993 Employee Stock Option Plan (the "1993 Plan") was adopted by the Company in May 1993; the 1996 Stock Option Plan (the "1996 Plan") was approved by the shareholders of the Company on August 20, 1996; and the 1998 Stock Option Plan (the "1998 Plan") was approved by the shareholders of the Company on October 16, 1998. The plans provide for granting of options, including incentive stock options, nonqualified stock
								 F-10
options and stock appreciation rights to qualified employees (including officers and directors) of the Company, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000, 350,000 and 250,000 shares of common stock under the 1993 Plan, the 1996 Plan and the 1998 Plan, respectively. The exercise price of options generally may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than 10 years after the date of grant. Options granted under the plans become exercisable in accordance with different vesting schedules depending on the duration of the options.

A summary of the status of the Company's options as of March 31, 2000, 1999 and 1998, and changes during the years then ended is presented below:

			     2000              1999                1998
---------------------------------------------------------------------------
			   Weighted-         Weighted-           Weighted-
		    Number  Average  Number  Average   Number      Average
		     of     Exercise  of      Exercise   of       Exercise
		    Shares  Price    Shares   Price    Shares      Price
---------------------------------------------------------------------------
Outstanding at
 beginning of year 358,034  $3.04     400,700    $3.76   365,000    $3.81
Expired              -        -      (150,000)   $3.38       -       -
Canceled            (9,000) $4.32     (22,000)   $3.10    (4,300)   $2.875
Repriced             -        -       (50,000)   $5.33       -       -
		     -        -        50,000    $2.25       -       -
Granted            353,000  $3.61     200,000    $2.31    40,000    $3.25
Exercised          (54,500) $3.14     (70,666)   $2.16       -       -
--------------------------------------------------------------------------
Outstanding at
 end of year       647,534  $3.33     358,034    $3.04   400,700    $3.76
==========================================================================

The weighted-average exercise price of the total options outstanding at March 31, 2000 is $3.33 and the weighted-average contractual life is
7.25 years.

The weighted-average fair value of options granted during the years ended March 31, 2000, 1999 and 1998 is $2.42, $2.31 and $2.77, respectively.

There were 375,034 and 263,700 options exercisable at March 31, 2000 and 1999, respectively. The weighted-average exercise price of the total options exercisable at March 31, 2000 is $2.80.

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB")Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under
APB Opinion No. 25, because the exercise price of the Company's employee stock options are equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2000, 1999 and 1998: risk-free interest rate 6.0%, 5.1% and 6.0%, respectively; no dividend yield; a volatility factor of the expected market price of the Company's common stock of .75, 1.88 and .57,respectively, and an expected life of 7.7, 9.2, and
8.0 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


Year ended March 31,                         2000             1999         1998
----------------------------------------------------------------------------------
Pro forma net income (loss)               $(266,647)      $444,307        $301,225
===================================================================================
Pro forma income (loss) per share - basic $    (.06)      $    .10        $    .07
===================================================================================
Pro forma income (loss) per share -
 diluted                                  $    (.05)      $    .10        $    .07
===================================================================================

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

Earnings per Share:

The following table presents the computation of basic and diluted income per share:

Year ended March 31,                  2000           1999           1998
-----------------------------------------------------------------------------
Numerator:
  Net income                     $   222,914     $   909,977     $   341,831
=============================================================================
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares 4,768,618       4,414,564       4,450,374
  Dilutive effect of employee stock
   options and warrants              132,699          22,449          33,507
-----------------------------------------------------------------------------
  Denominator for diluted earnings
   per share                       4,901,317       4,437,013       4,483,881
=============================================================================
Net income per share - basic     $       .05     $       .21     $       .08
=============================================================================
Net income per share - diluted  $        .05     $       .21     $       .08
=============================================================================
Options to purchase 78,265, 154,700 and 45,000 shares of common stock, outstanding as of March 31, 2000, 1999, and 1998, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.


4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

March 31,                                         2000              1999
---------------------------------------------------------------------------
Trade accounts payable (includes
 obligations under floor plan agreements)       $4,923,661      $7,011,921
Sales and other taxes payable                      262,347         497,247
Accrued commissions                                140,862         256,618
Accrued other                                      303,697         443,156
---------------------------------------------------------------------------
						$5,630,567      $8,208,942
===========================================================================

5. INCOME TAXES:

The asset and liability method is used in accounting for income taxes.
Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for income taxes consists of the following:

Year ended March 31,                        2000        1999          1998
-----------------------------------------------------------------------------
Federal:
  Current                              $  42,900       $184,500    $ 513,100
  Deferred                                97,800        299,000     (289,000)
  ---------------------------------------------------------------------------
					 140,700        483,500      224,100
State:
  Current                                 (5,300)        49,500      124,300
  Deferred                                32,600         72,800      (61,400)
-----------------------------------------------------------------------------
					$168,000       $605,800    $ 287,000
=============================================================================

The reconciliations of income tax computed at the federal statutory tax rates to actual income tax expense are as follows:

Year ended March 31,                       2000          1999         1998
----------------------------------------------------------------------------
Tax expense at statutory rates applied
 to pretax earnings                      $133,000      $515,000     $213,800
State income taxes, net of federal
 benefit                                   21,000        76,500       41,500
Other                                      14,000        14,300       31,700
----------------------------------------------------------------------------
					 $168,000      $605,800     $287,000
============================================================================

The tax effects of temporary differences that give rise to the net short-term deferred income tax asset at March 31, 2000 and 1999 are presented below:

March 31,                                              2000           1999
---------------------------------------------------------------------------
Reserve for bad debts                               $54,600      $  54,600
Inventory reserve                                       -           15,600
Other, net                                           29,900         13,900
---------------------------------------------------------------------------
Total short-term deferred income tax asset          $84,500        $84,100
===========================================================================

The tax effects of temporary differences that give rise to the net long-term deferred income tax liability are presented below:

Capitalized software, net                          $210,200        $44,900
Depreciation                                         43,500         45,600
Capitalized leases                                  (32,400)          -
--------------------------------------------------------------------------
Net long-term deferred income tax liability        $221,300        $90,500
==========================================================================

For the years ended March 31, 2000 and 1999, the Company recognized for income tax purposes a tax benefit of $112,700 and $76,646, respectively, for compensation expense related to its incentive stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital for the years ended March 31, 2000 and 1999.


6. COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases four locations for its administrative and operational functions under operating leases expiring at various dates through September 2003. Certain leases are subject to escalation based on the Company's share of increases in operating expenses. In addition, the Company leases four cars for the use of certain of its officers, as well as office equipment.

Approximate future minimum annual lease payments under noncancelable operating leases are as follows:

Year ending March 31,
	2001                                       $   456,000
	2002                                           385,000
	2003                                           302,000
	2004                                           139,000
--------------------------------------------------------------
						    $1,282,000
==============================================================

Rental expense for operating leases approximated $645,000, $572,000, and $356,000 for the years ended March 31, 2000, 1999, and 1998, respectively.

Employment Agreements:

The Company has entered into employment agreements which require the payment of approximately $1,200,000, $741,000 and $76,000 for the next three years. In addition, certain of the agreements provide for bonus compensation based on certain performance goals, as defined.


7. EMPLOYEE  SAVINGS PLAN:

The Company has an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, all employees who are at least 21 years of age and have completed one year of service are eligible to defer up to 15% of their pre-tax compensation, but not more than the limit prescribed by the Internal Revenue Service. The Company matches 10% of employee contributions to a maximum of 6% of the employee's salary. The Company contributed approximately $31,000, $25,000 and $18,000 to the plan in the years ended March 31, 2000, 1999 and 1998, respectively.


 8. ACQUISITION OF PIVOT TECHNOLOGIES, INC.:

PTI Corporation, formerly known as Pivot Technologies,Inc. ("Pivot"), a remote network servicer, was merged into a wholly owned subsidiary of the Company in a three-part step-acquisition. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the share of assets acquired and the liabilities assumed based upon the fair values at the dates of acquisition.

On May 18, 1998, the Company acquired 19.9% of Pivot and an option
(the "Option") to cause the merger of Pivot into a wholly owned subsidiary of the Company. In consideration for the Option and the Pivot shares, the Company paid Pivot (exclusive of the merger consideration payable upon any exercise of the Option)$475,000 and made further payments, as defined in the Purchase and Option Agreement, of $346,000 over a five-month period commencing one month after closing. The Company also incurred acquisition costs of approximately $26,000.

The Option had an initial term of six months and was extended for three additional one-month terms for additional cash consideration of $240,000.
The election not to exercise the Option at the end of the additional three months gave the Company the right to increase its ownership of Pivot to 33.4% for no further consideration. On February 22, 1999, the Company increased its ownership to 33.4%.

The investment in Pivot at March 31, 1999 is accounted for under the equity method of accounting whereby earnings or losses from the investment are reflected in the Company's earnings based on the Company's pro-rata ownership interest. The net loss from this investment for the year ended
March 31, 1999 aggregated approximately $13,000. The excess of the Company's carrying value over the proportionate share of the underlying net assets of Pivot purchased aggregated approximately $905,000 and is being amortized over a period of 15 years.

In addition, the Company lent Pivot $124,000 which is included in prepaid expenses and other current assets at March 31, 1999. The loan was forgiven by MTM and included in the purchase price of Pivot on June 2, 1999.

On June 2, 1999, the Company acquired the remaining 66.6% ownership of Pivot. In consideration, Pivot shareholders received 377,129 shares of the Company's common stock; five-year warrants to acquire 100,000 shares of the Company's common stock at $2.916767 per share, exercisable immediately; and $261,300 in cash. The Company also paid $100,000 to the Pivot shareholders in consideration for the shareholders' covenant not to compete. The approximate value of the consideration paid totaled $2,170,000. The Company also incurred additional acquisition costs of approximately $50,000. The excess of the Company's carrying value over the proportionate share of the underlying net assets of Pivot purchased aggregated approximately $1,994,000 and is being amortized over a period of 15 years.

At March 31, 2000, total goodwill arising from the purchase of Pivot aggregated approximately $2,899,000.

Results of operations for Pivot from June 2, 1999 through March 31, 2000 are included in the Company's consolidated income statement for the year ended March 31, 2000.

The following summarized pro forma results of operations for the years ended March 31, 2000 and 1999 have been prepared assuming the acquisition occurred at the beginning of the period.

March 31,                                        2000            1999
------------------------------------------------------------------------
Net sales                                   $72,831,309     $69,079,454
Net income                                  $   213,906     $   668,938

Earnings per share:
  Basic and diluted                         $       .04     $       .15
-----------------------------------------------------------------------

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

The Company also entered into a cooperative marketing and service agreement with BTG under which the Company received a nonrefundable payment of $900,000 from BTG for consulting services to be provided during the 10-month period ended December 31, 1998. The Company recognized $810,000 and $90,000 of income related to this payment during the years ended March 31, 1999 and 1998, respectively. The Company was not required to provide services exceeding $900,000.


10. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Information relating to the allowance for doubtful accounts is as follows:

				  Balance at      Charged to      Balance
				   Beginning       Costs and       at End
Description                        of Year         Expenses       of Year
--------------------------------------------------------------------------
						 (in thousands)

Year ended March 31,
	1998                        $  41              $99            $140
	1999                          140               -              140
	2000                          140               -              140
--------------------------------------------------------------------------

11. QUARTERLY RESULTS OF OPERATIONS (unaudited):

The following is a summary of the quarterly results of operations for the years ended March 31, 2000, 1999 and 1998:

<CAPTION

				 June 30   September 30    December 31     March 31
--------------------------------------------------------------------------------------
				       (in thousands, except per share data)

2000:
----
Net revenue                      $18,363       $19,024      $17,644        $17,792
Cost of products sold             12,356        12,623       12,038         11,119
Cost of services provided          3,510         3,937        3,201          3,584
Net income                            73            52           63             35
Net income per common share:
  Basic                          $   .02       $   .01      $   .01        $   .01
  Diluted                        $   .02       $   .01      $   .01        $   .01

1999:
-----
Net revenue                      $17,073       $15,066      $17,313        $19,579
Cost of products sold             11,840         9,675       11,716         12,518
Cost of services provided          2,905         3,003        3,119          5,076
Net income                           207 (1)       215 (1)      135 (1)        353
Net income per common share:
  Basic                          $   .05 (1)   $   .05 (1)  $   .03 (1)    $   .08
  Diluted                        $   .05 (1)   $   .05 (1)  $   .03 (1)    $   .08

1998:

Net revenue                      $17,576       $17,338      $15,835        $18,852
Cost of products sold             13,656        13,333       11,162         13,761
Cost of services provided          1,887         1,992        2,467          3,068
Net income                           130           128           73             11 (2)
Net income per common share:
  Basic                          $   .03       $   .03      $   .02        $   .00 (2)
  Diluted                        $   .03       $   .03      $   .02        $   .00 (2)
--------------------------------------------------------------------------------------

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

Dated: June 28, 2000

					 MICROS-TO-MAINFRAMES, INC.

					  By: /s/Steven H. Rothman
					     Steven H. Rothman
					     Chief Executive Officer
					     and President (Principal
					      Executive Officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Howard Pavony               Chairman of the Board           June 28, 2000
Howard Pavony


/s/ Steven H. Rothman           Chief Executive Officer,        June 28, 2000
Steven H. Rothman               President and Director
				(Principal Executive Officer)


/s/ David Schwartz              Chief Financial Officer         June 28, 2000
David Schwartz                  (Principal Financial and
				 Accounting Officer)



/s/ William Lerner              Director                        June 28, 2000
William Lerner


/s/ Arnold J. Wasserman         Director                        June 28, 2000
Arnold J. Wasserman


/s/ Alvin E. Nashman            Director                        June 28, 2000
Alvin E. Nashman


/s/ James W. Davis              Director                        June 28, 2000
James W. Davis

			   EXHIBIT INDEX

Exhibit No.                   Description


10.28 Employment Agreement dated as of May 1, 2000 between the Company and David Schwartz.


21.1        Subsidiaries of the Company.

23.2 Consent from Independent Accountants on 1996 and 1998 Stock Option Plans (1) Letter from Goldstein Golub Kessler LLP,
	   (2) Letter from Ernst & Young LLP.

27.1        Financial Data Schedule.