Form 10-Q
period 2000-06-30
MICROS TO MAINFRAMES INC
filed 2000-08-10
CIK 906282

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2000



                         Commission file number 0-22122

                           MICROS-TO-MAINFRAMES, INC.
             (Exact name of registrant as specified in its charter)

             New York                              13-3354896
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification Number)


           614 Corporate Way, Valley Cottage, NY         10989
          (Address of principal executive offices)     (Zip Code)

                                 (914) 268-5000
                  (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X    No    _



The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of August 8, 2000 was 4,894,569.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 31, 2000

                     PART I FINANCIAL INFORMATION

Item 1. Financial Statements


Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                 June 30,         March 31,
                                                   2000             2000
                                                ----------------------------
                                                (Unaudited)

Assets
Current Assets
Cash and cash equivalents                     $   146,449       $  1,055,432
Accounts receivable, net                       17,211,149         14,603,961
Inventories                                     2,533,451          1,908,082
Prepaid expenses and other current assets       2,089,752          1,252,689
Deferred income taxes                              84,500             84,500
                                               ----------         ----------
Total current assets                           22,065,301         18,904,664

Property and equipment                          4,348,805          3,900,091
Less accumulated deprecation and amortization   1,848,531          1,677,097
                                               ----------          ----------
                                                2,500,274          2,222,994

Goodwill, net of accumulated amortization       3,313,250          3,376,421
Other assets                                      488,716            446,181
Total Assets                                  -----------        ------------
                                              $28,367,541        $24,950,260
                                              ===========        ============


Liabilities and Shareholders' Equity
Current liabilities:
Secured notes payable                         $ 4,847,000        $ 3,040,000
Accounts payable and accrued expenses           7,251,571          5,630,567
Current portion of capital lease obligations       41,611             32,247
                                              -----------         ----------
Total current liabilities                      12,140,182          8,702,814
Capital lease obligation, net of
        current portion                            21,521             40,764
Deferred income taxes                             221,300            221,300
                                              -----------          ---------
Total liabilities                              12,383,003          8,964,878



Commitments and Contingencies

Shareholders' Equity:
Common stock                                        4,881             4,878
Additional paid-in capital                     14,981,760        14,974,888
Retained earnings                                 997,897         1,005,616
                                              -----------       -----------
Total shareholders' equity                     15,984,538        15,985,382
                                              -----------       -----------
Total Liabilities and Shareholders' Equity    $28,367,541       $24,950,260
                                              ===========       ===========




See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

                                                       Three Months
                                                      Ended  June 30,
                                                   2000             1999
                                                 ------------------------
                                                         (Unaudited)

Net Revenue:
  Products                                    $ 16,359,008    $  13,062,295
  Services                                       5,268,684        5,300,760
                                              ------------      -----------
                                                21,627,692       18,363,055
                                              ------------      -----------
Costs and expenses:

  Cost of products sold                         15,228,777       12,356,007
  Cost of services provided                      3,559,842        3,510,437
  Selling, general and administrative expenses   2,801,095        2,379,025
                                               -----------       ----------
                                                21,589,714       18,245,469
                                               -----------       ----------

Other income                                        15,573           10,818
Interest expense                                    69,970            5,644
                                                ----------        ---------
Income (loss) from operations
        before income taxes                        (16,419)         122,760

(Benefit) provision for income taxes                (8,700)          50,000
                                                -----------      ----------
Net  income (loss)                             $    (7,719)      $   72,760
                                               ============      ==========

Net income(loss) per common share:
     Basic and Diluted                         $      -          $      0.02
                                               ============      ===========

Weighted-average number of common
       shares outstanding:
                      Basic                       4,880,212        4,570,895
                                                ===========      ===========
                      Diluted                     4,880,212        4,641,720
                                                ===========      ===========




See notes to condensed consolidated financial statements

Micros to Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

                                                  Three Months Ended June 30,
                                                     2000            1999
                                                  ---------------------------
                                                          (Unaudited)

Cash flows from operating activities:
  Net income (loss)                             $     (7,719)     $    72,760
  Adjustments to reconcile net income (loss)
  To net cash provided by (used in)
        operating activities:
  Depreciation and amortization                      234,605          111,546
  Deferred income taxes                                  -             15,900
  Loss from investment in Pivot Technologies, Inc.       -              1,589
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable      (2,607,188)         505,047
  Increase in inventory                             (625,369)        (697,051)
  Increase  in prepaid expenses and
    Other current  assets                           (837,063)         (70,539)
  (Increase) decrease in other assets                (42,535)             500
  Increase (decrease) in accounts payable
    and accrued expenses                           1,621,004          725,555
                                                  ----------         --------
  Net cash provided by (used in)
             operating activities                 (2,264,265)         665,307
                                                  ----------         --------

Cash flows from investing activities:
  Acquisition of property and equipment             (448,714)        (107,680)
  Purchase of subsidiary, net of cash acquired          -            (371,227)
                                                  -----------       ----------
  Net cash used in investing activities             (448,714)        (478,907)
                                                  -----------       ----------

Cash flows from financing activities:
  Borrowing (repayment) of secured notes payable   1,807,000         (400,000)
  Proceeds from exercise of stock options              6,875           11,500
  Payments on capital lease obligations               (9,879)             -
                                                  -----------        ---------
  Net cash provided by (used in)
            financing activities                   1,803,996         (388,500)
                                                  -----------        ---------
Net decrease in cash and cash equivalents           (908,983)        (202,100)
Cash and cash equivalents at the
             beginning of period                   1,055,432          678,680
                                                ------------       -----------
Cash and cash equivalents at the end of period  $    146,449       $  476,580
                                                ============       ===========

Supplemental disclosures  of cash flow  information:
Cash paid during the quarter for:
Interest                                        $     42,821    $       5,644
Income taxes                                    $      7,137              -


Supplemental schedule of noncash financing activities:
Issuance of warrant in connection with
          purchase of Pivot                              -       $     370,771
Issuance of common stock in connection with
          purchase of Pivot                              -       $   1,437,804


See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements


1. Description of Business and Basis Presentation


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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 2000.



INVENTORIES

       Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.



The following table sets forth, for the periods indicated, certain items In the Company's Consolidated Statements of Operations expressed as a percentage of that period's net sales.
                                       Percentage of Sales
                                   Three Months Ended June 30,
                                         2000      1999

Product sales ..........................  75.64%     71.13%
Service sales  ................ .......   24.36      28.87
Net sales ...............................100.00     100.00
Cost of products sold( as a % of
      product sales)..................... 93.09      94.59
Cost of service  provided (as a % of
      Services. . . . . . . . ..... . .   67.57      66.23
Total Direct Cost(as a % of total sales)  86.87      86.40
Selling, general and
     administrative expenses............. 12.95      12.96
Income (loss) before income taxes ....... (0.08)      0.67
Net(loss) income......................... (0.04)      0.40

The Three Months Ended June 30, 2000, as compared to the Three Months Ended June 30, 1999


     The Company had net sales of  approximately  $21,628,000  for the
three months  ended  June 30, 2000  ("First   Quarter   2001"), as compared
to approximately $18,363,000 for the three months ended June 30, 1999 ("First Quarter 2000"). The increase in sales of approximately 18%, or approximately $3,265,000, in the First Quarter 2001 was primarily attributable to the increase in hardware sales of approximately $3,297,000, or approximately 25%, to both new and existing customers.

As a percentage  of product sales,  the  cost of products sold decreased
1.59% in the First Quarter 2001 and the costs of services as a percentage of the service revenue increased 2.02%. The technical personnel salaries increased approximately 35% to approximately $2,141,000 from approximately $1,590,000 from the First Quarter 2000 to the First
Quarter 2001. The Company plans to continue increasing its technical personnel to replace the use of outside parties to complete service engagements.

Selling, general and administrative expenses ("SG&A") were approximately $2,801,000 in the First Quarter 2001 as compared to $2,379,000 in the First Quarter 2000, an increase of $422,000 or 18%. The SG&A expenses as a percentage of net sales were 12.95% and 12.96% in the First Quarter 2001 and the First Quarter 2000, respectively. The increase is due to additional expenses in payroll, payroll taxes, telephone, and deprecation and amortization expenses during the First Quarter 2001.

Other income increased to approximately $16,000 in the First Quarter 2001 as compared to approximately $11,000 in the First Quarter 2000. Interest expenses increased to approximately $70,000 in the First
Quarter 2001 from approximately $6,000 in the First Quarter 2000, due to higher borrowing from its bank in the First Quarter 2001.

The effective income tax rates were approximately 53% for First Quarter 2001 and 41% the First Quarter 2000.

As a result of the forgoing, the Company had a net loss of approximately $8,000 in the First Quarter 2001 compared to net income of
approximately $73,000 in the First Quarter 2000.    The basic and
dilutive earnings per common share were $0.00 in the First Quarter 2001 compared to $0.02 in the First Quarter 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                           June 30,       March 31,
                                             2000            2000
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $   146        $ 1,055
Working capital ......................... $ 9,925        $10,202
Current ratio ..........................   1.82:1         2.17:1
Secured notes payable ..................  $ 4,847        $ 3,040
Working capital lines available.......... $ 6,463        $ 7,064

      The Company had working capital of approximately $9,925,000 as of June 30, 2000, a decrease of approximately $277,000 from March 31, 2000.

      During the First Quarter 2001, the Company had net cash used in operating activities of approximately $2,264,000 consisting primarily of approximately $8,000 of net losses, an increase in accounts receivable of approximately $2,607,000, an increase in inventory of approximately $625,000, and an increase in prepaid expenses and other current assets of $837,000 which were offset by an increase in accounts payable and accrued expenses of approximately $1,621,000.

      The Company had cash used in investing activities of approximately $449,000 consisting of the acquisition of property and equipment of approximately $197,000 and approximately $252,000 from costs incurred in development of computer software.

      The Company had an increase in its net cash from financing activities of $1,803,000 primarily from increased borrowings from its bank.

     As a result of the foregoing, the Company had a net decrease in cash of approximately $909,000.

     The Company has entered into two financing agreements for the purchase of inventory. One of these agreements is a $15,000,000 credit facility which included a $2,000,000 temporary increase on June 22, 2000
that expires on August 22, 2000.   This credit facility includes a
$10,000,000 floor plan agreement and a $5,000,000 revolving receivable financing facility. The combined facility is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

     On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (9.50% at June 30, 2000) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period (7.65% at June 30, 2000), plus 1.5% per annum.

     The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

     The financing agreements are effective until notice of termination is given by either party (within a specific time-frame, as defined).
The floor-plan agreements generally allow the Company to borrow interest free for a period of 30 to 60 days. Interest is charged to the Company only after the due date. In addition, one of these agreements provides for minimum amounts of tangible net worth and specified financial ratios.

      The Company's total outstanding debt under the $5,000,000 revolving receivable financing facility was $4,847,000 and $3,040,000 at June 30, 2000 and March 31, 2000, respectively. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.


      The Company's current ratio decreased to 1.82:1 at June 30, 2000 from 2.17:1 at March 31, 2000.

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




                                    MICROS-TO-MAINFRAMES, INC.




Date :  August 8, 2000              By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : August 8, 2000               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)




Date : August 8, 2000               By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      Principal Financial and
                                      Accounting Officer)and
                                      Secretary