Form 10-Q
period 2000-09-30
MICROS TO MAINFRAMES INC
filed 2000-11-13
CIK 906282

		       Securities and Exchange Commission
			     Washington, D.C. 20549
				   FORM 10-Q


	  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
			      EXCHANGE ACT OF 1934
	       For the quarterly period ended September 30, 2000



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

Common Stock, $.001 par value - 5,135,569 shares as of November 10, 2000

	    INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income and cash flows for the three-month period and the six-month period then ended. These financial statements are the responsibility of the company's management.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 2, 2000

			  PART I FINANCIAL INFORMATION

Micros-to-Mainframes, Inc. and subsidiaries

Condensed Consolidated Balance Sheets

					     September 30,           March 31,

						2000                   2000
					    ----------------------------------
					      (Unaudited)

Assets
Current Assets:
Cash and cash equivalents                  $   2,366,334           $ 1,055,432
Accounts receivable, net                      16,295,061            14,603,961
Inventories                                    2,307,805             1,908,082
Prepaid expenses and other current assets      1,719,519             1,252,689
Deferred income taxes                             84,500                84,500
					   -------------           -----------
Total current assets                          22,773,219            18,904,664


Property and equipment                         4,889,279             3,900,091
Less accumulated deprecation
   and amortization                            2,051,400             1,677,097
					  --------------            ----------
					       2,837,879             2,222,994

Goodwill, net of accumulated amortization      3,250,080             3,376,421
Other assets                                     431,077               446,181
					   -------------           -----------
Total Assets                               $  29,292,255           $24,950,260
					   =============           ===========


Liabilities and Shareholders' Equity

Current liabilities:
Secured notes payable                      $  5,000,000            $ 3,040,000
Accounts payable and accrued expenses         7,176,085              5,630,567
Current portion of capital
	lease obligations                        40,267                 32,247
					     ----------              ---------
Total current liabilities                    12,216,352              8,702,814
Capital lease obligation,
      net of current portion                     12,780                 40,764
Deferred income taxes                           221,300                221,300
					     ----------              ---------
Total liabilities                            12,450,432              8,964,878

Commitments and Contingencies

Shareholders' Equity:
Common stock                                     5,136                   4,878
Additional paid-in capital                  15,805,156              14,974,888
Retained earnings                            1,031,531               1,005,616
					    ----------             -----------
Total shareholders' equity                  16,841,823              15,985,382
					    ----------             -----------
Total Liabilities and Shareholders' Equity $29,292,255             $24,950,260
					   ===========             ===========


See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc and subsidiaries

Condensed Consolidated Statements of Income

						  Unaudited Six Months
						  Ended  September 30,
						  2000            1999
					       -------------------------

Net Revenue:
Products                                    $ 31,211,716   $   26,568,418
Services                                      11,235,422       10,818,956
					     -----------       ----------
					      42,447,138       37,387,374
Costs and expenses:
Cost of products sold                         28,986,404       24,978,853
Cost of services provided                      6,693,980        7,447,481
Selling, general and administrative expenses   6,578,159        4,717,263
					     -----------       ----------
					      42,258,543       37,143,597


Other Income                                      36,690           17,214
Interest expenses                                182,370           49,810
					     -----------       ----------

Income before income taxes                        42,915          211,181


Provision for income taxes                        17,000           86,000
					     -----------     ------------

Net income                                  $     25,915     $    125,181
					    ============     ============


Net income per common share:

      Basic and Diluted                     $       0.01    $        0.03
					   =============    =============



Weighted-average number of common
	   shares outstanding:
     Basic                                    4,900,754         4,698,531
					   ============    ==============
     Diluted                                  5,095,864         4,766,683
					   ============    ==============





See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc and subsidiaries

Condensed Consolidated Statements of Income


						 Unaudited Three Months
						   Ended  September 30,
						   2000           1999
						 ----------------------


Net Revenue:
Products                                     $ 14,852,708   $ 13,506,123
Services                                        5,966,738      5,518,196
					     ------------   ------------
					       20,819,446     19,024,319
Costs and expenses:
Cost of products sold                          13,757,627     12,622,846
Cost of services provided                       3,134,138      3,937,044
Selling, general and administrative expenses    3,777,064      2,338,238
					      -----------    -----------
					       20,668,829     18,898,128


Other Income                                       21,117          6,396
Interest expense                                  112,400         44,166
					      -----------    -----------
Income  before income taxes                        59,334         88,421


Provision for income taxes                         25,700         36,000
					     ------------   ------------
Net income                                   $     33,634   $     52,421
					     ============   ============

Net income per common share:
     Basic and Diluted                       $       0.01    $      0.01
					    =============    ===========


Weighted-average number of common
  shares outstanding:
     Basic                                     4,890,539      4,827,569
					     ===========     ==========
     Diluted                                   5,116,770      4,895,874
					     ===========     ==========




See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

					     Six months ended September 30,
						  2000           1999
						      (Unaudited)
Cash flows from operating activities:
  Net income                                 $  25,915          $   125,181
  Adjustments to reconcile net income
  to net cash (used in) operating activities:
  Depreciation and amortization                374,303              172,087
  Amortization of goodwill                     126,641               96,936
  Deferred income taxes                                               4,100
  Loss from investment in
	Pivot Technologies, Inc.                                      1,589
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivabl (1,691,100)           2,141,317
  Increase in inventory                       (399,723)            (819,313)
  Increase  in prepaid expenses and
     other current  assets                    (466,830)            (366,562)
  Decrease in other assets                      15,104                  499
  Increase (decrease) in accounts payable
  and accrued expenses                       1,545,518           (2,339,871)
					   ------------          -----------
Net cash used in operating activities         (470,472)            (984,037)


Cash flows from investing activities:
  Acquisition of property and equipment       (989,188)            (270,090)
  Purchase of subsidiary,
	  net of cash acquired                                     (371,227)
					   ------------          -----------
  Net cash used in investing activities       (989,188)            (641,317)


Cash flows from financing activities:
  Increase in secured notes payable           1,960,000           1,320,000
  Proceeds from exercise of stock options        10,501              11,500
  Net proceeds from issuance of common stock    820,025
  Payments on Capital lease obligations        (19,964)
					    -----------           ---------
Net cash provided by financing activities     2,770,562           1,331,500


Net increaes(decrease) in cash
	  and cash equivalents                1,310,902           (293,854)
Cash and cash equivalents at
	the beginning of period               1,055,432            678,680
					    -----------        ------------
Cash and cash equivalents at
	the end of period                 $   2,366,334        $    384,826
					  =============        ============


Supplemental disclosures  of cash flow  information:


Cash paid during the quarter for:
Interest                                     $ 174,371        $     33,672
Income taxes                                     7,137              15,700

Supplemental schedule of
	noncash financing activities:
Issuance of warrants in connection
	       with purchase of Pivot            -                  370,770
Issuance of common stock in connection
		with purchase of Pivot           -                1,437,804



See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements


1.      Summary of Significant Accounting Policies


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 2000.



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

					Percentage of Sales

				Six Months ended    Three Months ended
				  September 30,        September 30,
				 2000        1999     2000       1999
				---------------------------------------
Product sales...............     73.53%     71.06%    71.34%    70.99%
Services ........... . .  ..     26.47      28.94     28.66     29.01
Net sales ...................   100.00     100.00    100.00    100.00

Cost of product sales ( as a
   % of product sales)......     92.87      94.02    92.63      93.46
Cost of services provided (as a
   % of services)                60.58      68.84    52.53      71.35
Total direct costs( as a % of
    Total sales).............    84.06      86.73    81.13     87.05
Selling, general and
     administrative expenses.    15.50      12.62     18.14      12.29
Income before income taxes...     0.10       0.56      0.29       0.46
Net Income...................     0.06       0.33      0.16       0.28

The Company had net sales of approximately $42,447,000 for the Six Months Ended September 30, 2000(the "2001 Period"), as compared to approximately $37,387,000 for the Six Months Ended September 30, 1999 (the "2000 Period"). The Company had net sales of approximately $20,819,000 for the Three Months Ended September 30, 2000 ("Second Quarter 2001"), as compared to approximately $19,024,000 for the Three
Months Ended September 30, 1999 ("Second Quarter 2000").   The increases
in sales of approximately 14% and 9% for the 2001 Period and Second Quarter 2001, respectively, were attributable to increases in product sales of $4,643,000 and $1,347,000 for the 2001 Period and Second Quarter 2001, respectively, and increases in the service related sales of approximately $416,000 and approximately $449,000 for the 2001 Period and Quarter. The revenue related to the service and consulting business was approximately $11,235,000 for the 2001 Period and approximately $5,967,000 in the Second Quarter 2001, as compared to approximately $10,819,000 for the 2000 Period and approximately $5,518,000 for the 1999 Quarter. These figures represent an increase in revenue of approximately 17% and 10% for the products sales, and 4% and 8% for the service related sales for the 2000 Period and Quarter, respectively. The increase in sales was due to the combination of increased sales to new and existing customers.


Gross profit margin on products sales increased 6% and 13% in the 2001
Period and Second Quarter, respectively. The increase in gross profit margin from product sales is primarily related to the mix of products sold during the period. Gross profit margin on services provided increased 27% and 66% for the 2001 Period and Second Quarter 2001, respectively. The increase in gross profit on services provided was a result of a decrease in the use of outside contractors to perform certain services and the increased efficiency in the use of Company's technical engineering staff. The Company expects to continue to hire additional professional technicians and engineers for its consulting and service business in order to meet the expected demand in the outsourcing and services business and to not be as dependent on third party service contractors in the future.
To the extent necessary the Company will continue use subcontractors.

Selling, general and administrative expenses ("SG&A") were approximately $6,578,000 in the 2001 Period as compared to approximately $4,717,000 in the 2000 Period and approximately $3,777,000 for the Second Quarter 2001 compared to approximately $2,338,000 for the 2000 Quarter. This represented an increase of approximately 39% for SG&A during the 2001 Period and 62% during 2001 Quarter as compared to the 2000 Period and Quarter. As a percentage of net sales, SG&A increased to 15.5% from 12.6% and to 18.1% from 12.3% for the 2001 Period and 2000 period, and for the Second Quarter 2001 and Second Quarter 2000, respectively. The increases were due to additional expenses in payroll, payroll taxes, telephone, depreciation and amortization, and a newly created office.

Other income increased to approximately $37,000 in the 2001 Period and approximately $21,000 in Second Quarter 2001 as compared to approximately $17,000 in the 2000 Period and approximately 6,000 in Second Quarter 2000. Interest expenses increased to approximately $182,000 in the 2001 Period and 112,000 in Second Quarter 2001 from approximately $50,000 in the 2000 Period and approximately $44,000 in the Second Quarter 2000, due to higher bank borrowing in the 2000 Period and Second Quarter 2001.

The effective income tax rates were 40% and 44% in 2001 Period and 2001 Quarter as compared to 41% the 2000 Period and 2000 Quarter.

As a result of the forgoing, the Company had net income of approximately $26,000 in the 2001 Period compared to approximately $125,000 in the
2000 Period, and approximately $34,000 for the 2001 Quarter compared to
approximately $52,000 for the 2000 Quarter.   The basic and diluted earnings
per share were $0.01 in 2001 Period and Second Quarter 2001 as compare to $0.03 in 2000 Period and $0.01 in Second Quarter 2001.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

					 September 30,      March 31
					    2000              2000
					    (Dollars in thousands,
					  except current ratio data)

Cash and cash equivalents...............  $  2,366           $ 1,055
Working capital ........................  $ 10,557           $10,202
Current ratio ..........................     1.86:1           2.17:1
Secured notes payable . . . . . . . . ..  $  5,000           $ 3,040
Working capital line available .........  $  7,356           $ 7,064

The Company had working capital of approximately $10,557,000 as of September 30, 2001, a increase of approximately $1,311,000 from March 31, 2000.

For the six months ended September 30, 2000, the Company had net cash used in operating activities of approximately $470,000 derived primarily from approximately $26,000 of net income, and the increase in accounts payable of approximately $1,546,000 offset by an increase in accounts receivable of approximately $1,691,000, an increase in inventory approximately $400,000, and an increase in prepaid and other current assets of approximately $467,000.

The Company had cash used in investing activities of approximately $989,000 consisting of in purchase of office equipment of approximately $482,000 and approximately $507,000 from costs incurred in development of computer software.

The Company had an increase in its net cash of $2,771,000 from financing activities, derived from borrowing of $1,960,000 from its bank, net proceeds from sales of common stock of approximately $820,000 and proceeds from options exercised by employees of approximately $11,000.

As a result of the foregoing, the Company had a net increase in cash of approximately $1,311,000 in the 2001 Period.

The Company has entered into two financing agreements for the purchase of inventory totaling $15,000,000. This facility includes a $10,000,000 floor plan agreement and a $5,000,000 revolving receivable financing facility. Included in the floor plan agreement was a $2,000,000 temporary increase granted on June 22, 2000. This increase expired on November 4, 2000. The company is awaiting confirmation of a permanent increase, to $10,000,000, in the floor plan agreement. The combined facility is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, on which interest is calculated at the prime rate (9.50% at September 30, 2000) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period (8.1206% and 8.1225% at September 30, 2000), plus 1.5% per annum.

     The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

      The financing agreements are effective until notice of termination is given by either party (within a specific time-frame, as defined). The floor- plan agreements generally allow the Company to borrow interest free for a period of 30 to 60 days. Interest is charged to the Company only after the due date. In addition, one of these agreements provides for minimum amounts of tangible net worth and specified financial ratios.

      The Company's total outstanding debt under the $5,000,000 revolving receivable financing facility was $5,000,000 and $3,040,000 at September 30, 2000 and March 31, 2000, respectively. The Company pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.



      The Company's current ratio decreased to 1.86:1 at September 30, 2000 from 2.17:1 at March 31, 2000.

      The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next 12 months. There can be no assurance, however, that changes in Company's plans or other events affecting the Company will not result in unexpected expenditures or cash requirements.

			 PART II  OTHER INFORMATION


Item 2:  Changes in Securities

On September 26, 2000, the Company sold a total of 240,000 shares of common stock and warrants to purchase an additional 60,000 shares for a total purchase price of $1,200,000 in private offering exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D. The warrants may be exercised until September 25, 2003 at an initial exercise price of $5.00 per share. In connection with the private offering, the Company issued to designees of Sunrise Securities, Inc., placement agent for the offering, warrants to purchase a total of 24,000 shares of common stock plus 6,000 of the warrants issued to the investors in the private offering. The warrants issued to the designees of the placement agent may be exercised until September 25, 2005 at an initial exercise price of $5.00.


Item 4. Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Stockholders held on October 30,2000 the following proposals were adopted by the vote specified below:

	Proposal                      For                        Against
				   Election


1. Election of Directors:

	   Howard Pavony           4,227,810                      156,625
	   Steve Rothman           4,227,810                      156,625
	   William Lerner          4,227,810                      156,625
	   Arnold Wasserman        4,227,810                      156,625
	   Alvin E. Nashman        4,227,810                      156,625



2.      Approval of adoption of 2000 Long-Term Performance Plan

	    For         Against         Abstain     Broker Non-vote

	 2,220,298       186,961        5,825          1,971,351



3.  Ratification of the appointment of Goldstien Golub Kessler LLP
	   as independent auditors for fiscal year ending March 31, 2001

	    For         Against         Abstain     Broker Non-vote

	  4,361,195      16,415         6,825            0







Item 6. Exhibits



	 27.1 Financial Data Schedule

				   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




				    MICROS-TO-MAINFRAMES, INC.




Date : November 10, 2000               By: /s/ Howard A. Pavony
				      Howard A. Pavony
				      Chairman of the Board
				      of Directors




Date : November 10, 2000               By: /s/ Steven H. Rothman
				      Steven H. Rothman
				      Chief Executive Officer and
				      President and Director






Date :  November 10, 2000              By: /s/ Frank T. Wong
				      Frank T. Wong
				      Vice President - Finance
				      (Principal Financial and
				      Accounting Officer) and
				      Secretary