Form 10-Q
period 2000-12-31
MICROS TO MAINFRAMES INC
filed 2001-02-14
CIK 906282

		       Securities and Exchange Commission
			     Washington, D.C. 20549
				   FORM 10-Q


	  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
			      EXCHANGE ACT OF 1934
	       For the quarterly period ended December 31, 2000



			 Commission file number 0-22122

			   MICROS-TO-MAINFRAMES, INC.
	     (Exact name of registrant as specified in its charter)

	     New York                              13-3354896
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
    incorporation of organization)

		614 Corporate Way, Valley Cottage, NY      10989
		    (Address of principal executive offices)

				 (845) 268-5000
			(Registrant's telephone number )

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

Common Stock, $.001 par value - 5,135,569 shares as of February 10, 2001

			  INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and subsidiaries as of December 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month period and the six-month period then ended. These financial statements are the responsibility of the company's management.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 2, 2000

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

						  December 31,    March 31
						      2000          2000
						  --------------------------
						   (Unaudited)

Assets
Current Assets
Cash and cash equivalents                          $   696,801    $ 1,055,432
Accounts receivable, net                            17,982,234     14,603,961
Inventories                                          2,343,373      1,908,082
Prepaid expenses and other current assets            1,777,085      1,252,689
Deferred and refundable income taxes                   256,611         84,500
Total current assets                               -----------     ----------
						    23,006,104     18,904,664

Property and equipment                               5,268,770      3,900,091
Less accumulated deprecation and amortization        2,250,495      1,677,097
						   -----------     -----------
						     3,018,275      2,222,994


Goodwill, net of accumulated amortization            3,186,909      3,376,421
Deferred Income Taxes                                  106,983
Other assets                                           380,873        446,181
Total Assets                                       -----------    -----------
						   $29,699,144    $24,950,260
						   ===========    ===========


Liabilities and Shareholders' Equity
Current liabilities:
Secured notes payable                              $ 7,100,000    $ 3,040,000
Accounts payable and accrued expenses                6,606,630      5,630,567
Current portion of capital lease obligations            35,758         32,247
						   -----------    -----------
Total current liabilities                           13,742,388      8,702,814
Capital lease obligation, net of current portion         6,977         40,764
Deferred income taxes                                      -          221,300
						    ----------    -----------
Total liabilities                                   13,749,365      8,964,878




Commitments and Contingencies


Shareholders' Equity:
Common stock                                             5,136          4,878
Additional paid-in capital                          15,811,688     14,974,888
Retained earnings                                      132,955      1,005,616
						   -----------     ----------
Total shareholders' equity                          15,949,779     15,985,382
						   -----------     ----------
Total Liabilities and Shareholders' Equity       $  29,699,144    $24,950,260
						 =============    ===========


See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc.

Condensed Consolidated Statements of Operation

						       Unaudited Nine Months
							 Ended  December 31
							2000            1999
						      ----------------------
Revenue
Products                                           $ 44,062,131  $ 39,341,806
Service related sales                                16,954,880    15,689,954
						   ------------   -----------
						     61,017,011    55,031,760
Costs and expenses:
Cost of products sold                                41,025,110    37,017,021
Cost related to service sales                        10,938,330    10,648,605
Selling, general and administrative expenses         10,164,991     6,988,644
						    -----------    ----------
						     62,128,431    54,654,270



Other Income                                             47,835       23,834
Interest expense                                        302,938       88,272
						     ----------     ---------
Income (loss) before income taxes                    (1,366,523)     313,052


Provision (benefit) for income taxes                   (475,862)     125,000
						     -----------    ---------
Net  income (loss)                                 $   (840,661)  $  188,052
						   =============  ===========




Net income (loss) per common shares:
     Basic and diluted                            $      (0.18)  $     0.04
						   =============  ==========


Weighted average number of common shares
     outstanding:
      Basic                                           4,972,512    4,829,558
						   ============    =========
      Diluted                                         5,143,718    4,936,226
						   ============    =========






See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income

						     Unaudited Three Months
							Ended  December 31
							 2000         1999
						     ----------------------

Revenue
Products                                          $  12,850,415 $ 12,773,388
Service related sales                                 5,719,458    4,870,998
						    -----------   ----------
						     18,569,873   17,644,386
Costs and expenses:
Cost of products sold                                12,038,706   12,038,168
Cost related to service sales                         4,244,350    3,201,124
Selling, general and administrative expenses          3,586,832    2,271,381
						     ----------   ----------
						     19,869,888   17,510,673


Other Income                                             11,145        6,620
Interest expense                                         120,568       38,462
						      ----------   ----------
Income (loss) before income taxes                    (1,409,438)     101,871

Provision (benefit) for income taxes                   (510,862)      39,000
						     -----------  -----------
Net  income (loss)                                   $ (898,576)   $  62,871
						     ===========  ===========


Net income (loss) per common shares:
     Basic and diluted                             $      (0.18)  $      0.01
						   =============  ===========


Weighted average number of common shares
    outstanding:
     Basic                                            5,135,569     4,829,558
						    ===========    ==========
     Diluted                                          5,145,754     4,936,226
						    ===========    ==========







See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

						  Unaudited Nine Months Ended
							   December 31,
							 2000         1999
						  ----------------------------

Cash flows from operating activities:
  Net income (loss)                                $  (872,661)    $  188,052
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                        762,910        426,518
  Loss from investment in Pivot Technologies, Inc.        -             1,589
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable         (3,328,273)    1,060,390
  Increase in inventory                                (435,291)     (703,084)
  Increase in prepaid expenses and
  other current assets                                (524,396)     (420,746)
  (Increase) decrease in other assets                    65,308      (158,655)
  (Increase) decrease deferred income taxes            (500,394)       39,100
  Increase (decrease) in accounts payable
  and accrued expenses                                  976,063    (3,206,206)
  Decrease in income tax payable                                      (39,100)
						     -----------    ----------
Net cash used in operating activities                (3,856,734)   (2,812,142)
						     -----------    ----------

Cash flows from investing activities:
  Acquisition of property and equipment              (1,368,679)     (546,874)
  Purchase of subsidiary, net of cash acquired                       (371,227)
						     -----------    ----------
  Net cash used in investing activities              (1,368,679)     (918,101)
						     -----------    ----------

Cash flows from financing activities:
  Borrowing of secured notes payable                  4,060,000     3,020,000
  Proceeds from exercise of stock options                17,031        31,563
  Net Proceed from issuance of common stock             820,027
  Payments on Capital lease obligations                 (30,276)
						     -----------    ----------
Net cash provided by financing activities             4,866,782     3,051,563
						     -----------    ----------

Net decrease in cash and cash equivalents              (358,631)     (678,680)
Cash and cash equivalents at the beginning of period  1,055,432       678,680
						     -----------    ----------
Cash and cash equivalents at the end of period        $ 696,801      $   -
						     ===========     =========

Supplemental disclosures  of cash flow  information:
Cash paid during the period for:
Interest                                              $ 275,890      $ 31,700
Income taxes                                          $   7,137      $ 83,708


Supplemental schedule of noncash financing activities:
Acquisition of Pivot Technologies, Inc.:
Issuance of warrant in connection with purchase of Pivot          $   370,771
Issuance of common stock in connection with purchase of Pivot     $ 1,437,804




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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 2000.



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

					Percentage of Sales

				Nine Months ended    Three Months ended
				  December 31,        December 31,
			       2000        1999       2000       1999
			       ---------------------------------------
Product sales...............     72.21%     71.49%    69.17%    72.39%
Services . . . . . . . .  ..     27.29      28.51     30.83     27.61
Net sales ...................   100.00     100.00    100.00    100.00

Cost of product sales ( as a
   % of product sales)......     93.11      94.09     94.45     94.24
Cost of services provided (as a
   % of services)                64.51      67.87     72.51     65.72
Total direct costs( as a % of
    Total sales).............    85.16      86.61     87.69     86.37
Selling, general and
     administrative expenses.    16.66      12.70     19.31     12.87
Income(Loss) before income taxes.(2.24)      0.57     (7.59)     0.58
Net Income(loss).............    (1.43)      0.34     (4.84)     0.36

The Company had net sales of approximately $61,017,000 for the Nine Months Ended December 31, 2000(the "2001 Period"), as compared to approximately $55,032,000 for the Nine Months Ended December 31, 1999 (the "2000 Period"). The Company had net sales of approximately $18,570,000 for the Three Months Ended December 31, 2000 ("Third Quarter 2001"), as compared to approximately $17,644,000 for the Three
Months Ended December 31, 1999 ("Third Quarter 2000").   The increases
in sales of approximately 10.88% and 5.25% for the 2001 Period and Third Quarter 2001, respectively, were attributable to increases in product sales of $4,720,000 and $77,000 for the 2001 Period and Third Quarter 2001, respectively, and increases in the service related sales of approximately $1,265,000 and approximately $853,000 for the 2001 Period and Quarter. The revenue related to the service and consulting business was approximately $16,955,000 for the 2001 Period and approximately $5,719,000 in the Third Quarter 2001, as compared to approximately $15,690,000 for the 2000 Period and approximately $4,871,000 for the 1999 Quarter. These figures represent an increase in revenue of approximately 12% and 0.56% for the products sales, and 8.06% and 17.41% for the service related sales for the 2000 Period and Quarter, respectively. The increase in sales was due to the combination of increased sales to new and existing customers.


Gross profit margin on products sales increased 1% and 0.21% in the 2001 Period and Third Quarter, respectively. Gross profit margin on services provided increased 3.35% for the 2001 Period and a decrease of 7% Third Quarter 2001, respectively.

Selling, general and administrative expenses ("SG&A") were approximately $10,165,000 in the 2001 Period as compared to approximately $6,989,000 in the 2000 Period and approximately $3,586,000 for the Third Quarter 2001 compared to approximately $2,271,000 for the 2000 Quarter. This represented an increase of approximately 45% for SG&A during the 2001 Period and 58% during 2001 Quarter as compared to the 2000 Period and Quarter. As a percentage of net sales, SG&A increased to 16.66% from 12.7% and to 19.31% from 12.9% for the 2001 Period and 2000 period, and for the Third Quarter 2001 and Third Quarter 2000, respectively. The major increases were payroll, payroll taxes and employee benefits which increased to approximately $6,340,000 from approximately $4,328,000, depreciation and amortization increased to approximately $763,000 from approximately $426,000 and rent and occupancy cost increased from approximately $587,000 from $478,000. The Company also opened a new sales office in the Period.

Other income increased to approximately $48,000 in the 2001 Period and approximately $24,000 in Third Quarter 2001 as compared to approximately $11,000 in the 2000 Period and approximately 6,600 in Third Quarter 2000. Interest expenses increased to approximately $303,000 in the 2001 Period and 121,000 in Third Quarter 2001 from approximately $88,000 in the 2000 Period and approximately $38,000 in the Third Quarter 2000, due to higher bank borrowing in the 2000 Period and Third Quarter 2001.

The benefit for Income taxes for the 2001 Period and the Third Quarter 2001 were computed based on an effective tax rate of approximately 36%.


As a result of the forgoing, the Company had a net loss of approximately $873,000 in the 2001 Period as compared to approximately $188,000 of net income in the 2000 Period, and an approximate net loss of $899,000 for the 2001 Quarter compared to approximately $63,000 of net income for
the 2000 Quarter.   The net loss per share was $0.18 in 2001 Period and
Third Quarter 2001 as compared to a earning per share of $0.04 in 2000 Period and $0.01 in Third Quarter 2001.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

					 December 31,      March 31
					    2000              2000
					    (Dollars in thousands,
					  except current ratio data)

Cash and cash equivalents...............  $    697           $ 1,055
Working capital ........................  $  9,263           $10,202
Current ratio ..........................     1.67:1           2.17:1
Secured notes payable . . . . . . . . ..  $  7,100           $ 3,040
Working capital line available .........  $  5,520           $ 7,064

The Company had working capital of approximately $9,263,000 as of December 31, 2001, a decrease of approximately $939,000 from March 31, 2000.

For the nine months ended December 31, 2000, the Company had net cash used in operating activities of approximately $3,857,000 derived from approximately $873,000 of net loss, and an increase in accounts receivable of approximately $3,328,000, an increase in inventory of approximately $435,000, an increase in prepaid expenses and current assets of approximately $524,000 offset by an increase in accounts payable of approximately 976,000 , an increase in deferred taxes asset of approximately $500,000 and an increase of other assets of approximately $65,000.

The Company had cash used in investing activities of approximately $1,369,000 consisting of purchases of office equipment of approximately $582,000 and approximately $787,000 from costs incurred in development of computer software.

The Company had an increase in its net cash of $4,860,000 from financing activities, derived from borrowing of approximately $4,060,000 from its bank, net proceeds from sales of common stock of approximately $820,000 and proceeds from options exercised by employees of approximately
$17,000.

As a result of the foregoing, the Company had a net increase in cash of approximately $697,000 in the 2001 Period.

The Company has entered into two financing agreements for the purchase of inventory totaling $15,000,000. This facility includes a $10,000,000 floor plan agreement and a $5,000,000 revolving receivable financing facility. Included in the floor plan agreement was a $2,000,000 increase effective on June 22, 2000. The company is awaiting confirmation of a permanent increase, to $10,000,000, in the floor plan agreement. The combined facility is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, on which interest is calculated at the prime rate (9.50% at December 31, 2000) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period (8.1888%, 8.1463% and 8.2688% at December 31, 2000), plus 1.5% per annum.

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

      The Company's total outstanding debt under the revolving receivable financing facility was $7,100,000 and $3,040,000 at December 31, 2000 and March 31, 2000, respectively. The Company pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.


      The Company's current ratio decreased to 1.67:1 at December 31, 2000 from 2.17:1 at March 31, 2000.

      The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the end of the fiscal year. There can be no assurance, however, that changes in Company's plans or other events affecting the Company will not result in unexpected expenditures or cash requirements.

				   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




				    MICROS-TO-MAINFRAMES, INC.




Date :February 10, 2001               By: /s/ Howard A. Pavony
				      Howard A. Pavony
				      Chairman of the Board
				      of Directors




Date : February 10,2001               By: /s/ Steven H. Rothman
				      Steven H. Rothman
				      Chief Executive Officer and
				      President and Director






Date : February 10,2001              By: /s/ Frank T. Wong
				      Frank T. Wong
				      Vice President - Finance
				      (Principal Financial and
				      Accounting Officer) and
				      Secretary