Form 10-Q/A
period 2000-12-31
MICROS TO MAINFRAMES INC
filed 2001-03-16
CIK 906282

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
						 =============    ===========


See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc.

Condensed Consolidated Statements of Operation

						       Unaudited Nine Months
							 Ended  December 31
							2000            1999
						      ----------------------
Revenue
Products                                           $ 44,062,131  $ 39,341,806
Service related sales                                16,954,880    15,689,954
						   ------------   -----------
						     61,017,011    55,031,760
Costs and expenses:
Cost of products sold                                41,025,110    37,017,021
Cost related to service sales                        10,938,330    10,648,605
Selling, general and administrative expenses         10,164,991     6,988,644
						    -----------    ----------
						     62,128,431    54,654,270



Other Income                                             47,835       23,834
Interest expense                                        302,938       88,272
						     ----------     ---------
Income (loss) before income taxes                    (1,366,523)     313,052


Provision (benefit) for income taxes                   (493,862)     125,000
						     -----------    ---------
Net  income (loss)                                 $   (872,661)  $  188,052
						   =============  ===========




Net income (loss) per common shares:
     Basic and diluted                            $      (0.18)  $     0.04
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