Form 10-K
period 2001-03-31
MICROS TO MAINFRAMES INC
filed 2001-06-29
CIK 906282

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]      Annual report under Section 13 of 15(d) of the Securities Exchange
          Act of 1934
	For the fiscal year ended March 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act:Common Stock, par value $0.001 per share

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes [X]      No [    ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the proxy statement incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K [   ].



	The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 21 2001 was $4,192,227 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

	The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of June 21, 2001, was 5,135,569.

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

                                 Part I

ITEM 1. 	BUSINESS

GENERAL:
Micros-to-Mainframes, Inc.

	Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies, Inc.)("Pivot"), and Data.Com RESULTS, Inc. ("Data.Com") (collectively, the "Company" or "MTM") serve as a single source provider of advanced technology solutions, including design and consulting services, communication services and products, internet/Intranet development services, and Network and Security Managed Services. In addition, the Company delivers a total processing solution by providing computer hardware and software sales, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, by integrating into a single working system, for a client, a group of hardware and software products from more than 40 major computer vendors including Compaq Computer Corporation, Hewlett Packard Company, IBM Corporation, Dell Computer Corporation, NEC Technologies, Inc., Seagate Technology Inc., Citrix Systems, Inc., Cisco Systems, Inc., Canon USA, Inc., Novell, Inc., Microsoft Corporation, Toshiba American Information, Inc., 3COM Corporation, Cubix Corporation, Fore Systems, Inc. and Madge Development Corp. The Company also serves as a Managed Service Provider (MSP) providing automated remote network, system and security management solutions and related consulting and engineering.

	MTM provides its customers, which consists of certain Fortune 500 corporations and others which the Company believes are mostly in the Fortune 2000 category (hereinafter referred to as "Fortune 2000 corporations") in the tri-state New York Metropolitan area, with a wide range of related outsourced customer support services, including network analysis and design, systems configuration, physical installation, software loading, application training, continuing education, maintenance and repair services. A network is the integration of two or more computers and their components into a system that allows multiple users to share the same information, communicate with the mainframe (a computer with large capacity used primarily for massive data storage and processing) or central networking system and all other computers and peripheral equipment.

	The outsourcing of computer services is a rapidly growing trend whereby a client company obtains all or a portion of its data processing requirements from a systems integrator, such as MTM, that specializes in the computer service, product or application required by the client. Outsourcing is a fast growing component of the data processing industry. The focus of the Company's growth revolves around the Company's outsourced support services, which include contract programming, network consulting and staff leasing in addition to systems integration. Since 1991, the Company has been providing customer managed services and is focusing its current marketing efforts in such areas. Such services account for about 28% of the Company's current revenues, including a small amount of revenues derived from maintenance and repair services.

	The Company's software support services include network and mainframe connectivity (communication between computers and networks) consulting, hardware and software maintenance, network management, videoconferencing consulting and trouble-shooting support. The Company's clients have access to person-to-person support services administered by a staff of highly trained support engineers, generally via a toll-free 800 telephone call. The Company's clients also have access to MTM's consulting services for LAN and WAN planning, detailed systems design, gateway (a device which allows computer users to access data from networks to the mainframes or by telephone), bridge (a device which allows computer users to communicate between networks and provides an expansion route for the existing network) and security/disaster recovery.

	On February 8, 1999, the Company opened two E-Commerce web sites to enable the Company's clients to purchase the Company's products and/or services on-line. E-Commerce complements the Company's existing business by giving access to old and new clients to purchase the Company's products and/or services through the site. The site became fully operational on February 26, 1999.

	The Company reorganized its operations in Fiscal 2000. All of the services previously offered by the Company, including those provided by MTM, Pivot, the Advanced Technologies Group and Data.Com, are now reported as one unit. The service business represents over $22,367,000 in revenue for Fiscal 2001. The Company is presently reviewing options with its financial advisors for additional financing, subject to market conditions, to increase the sales and profitability of these operations. Although the Company believes that these operations will continue to grow, there can be no assurance that the Company will be able to obtain the financing necessary to fund this growth or that the service operations will obtain the business to increase its sales and profitability.

	The Company was incorporated on May 12, 1986 in the State of New
York.

INDUSTRY

	The microcomputer industry has become a multi-billion dollar industry since its development in the late 1970's. Management believes that this is attributable to rapid technological advances leading to the development of significantly more powerful microcomputers at substantially lower prices than larger minicomputers. The use of microcomputers has become widespread throughout the workplace due to the smaller size of microcomputers, as compared to minicomputers, and the microcomputer's versatility and ability to connect to and share information with mainframe systems. The Company believes, based on its knowledge of the industry and industry data, that the microcomputer industry experienced a compound annual growth rate of almost 50% from 1984 to 1988 and a more modest annual rate of growth ranging from 10% to 17% since 1988. The Company believes that the industry will continue to grow at a modest rate in the future, although there can be no assurance that it will.

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

PRODUCTS

	The Company markets microcomputers, printers, displays, video conferencing products, LAN and WAN products, plotters, software and other peripheral products. MTM is an authorized sales and service dealership of microcomputer equipment and related products supplied primarily by major manufacturers, including, but not limited to, Compaq Computer Corporation, IBM Corporation, Dell Computer Corporation, Hewlett-Packard Company, Seagate Technology, Inc., Cisco Systems, Inc., Fore Systems, Inc., Canon USA, Inc., Novell, Inc. and Toshiba American Information. The Company offers a variety of products manufactured by other companies, including Cisco Systems, Inc., Citrix Systems, Inc., NEC Technologies, Inc., 3COM Corporation, Cubix Corporation, Madge Development Corp. and others, and software products from major suppliers, including Microsoft Corporation and IBM.

	MTM purchases certain products from distributors selling to other dealers at prices generally lower than the Company could obtain directly from suppliers. The Company also obtains products from a number of suppliers, including independent distributors, on an individual purchase order basis rather than through dealership agreements. MTM will also order specific products from other manufacturers to satisfy a particular customer requirement. The
Company regularly evaluates new products, both internally and through evaluations with its customers. See "Business - Suppliers."

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

OUTSOURCED SUPPORT SERVICES

	MTM support services include a wide range of services designed for its customers' corporate planners and management needing a single source for technical support issues, such as local and wide area networks, gateways, routers, bridges, system conversion planning, hardware and software specifications, database and database server development and implementation, videoconferencing, disaster recovery, network system management and security monitoring and management.

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

	The following services provide the Company's clients with the ability to outsource virtually all of their support requriements with one company for a wide variety of microcomputer hardware and software products. These services generally provide the Company's clients with access via an 800 telephone call to person-to-person support services administered by a staff of highly trained support engineers in the Company's Advanced Technology Group. There are presently 115 technical support persons under the supervision of a Data Communications Manager working in this area. This group is responsible for systems design and the implementation of technology and the management of advanced technology projects including LANs, WANs and data communications problem solving for clients.

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

NETWORK TRAINING AND CONSULTING

	The Company's Advanced Technology Group provides the Company's clients and their corporate management, as well as its own engineering and sales personnel, with technical support and training. The Company's support engineers have generally been trained by major computer vendors and receive additional training from courses given by computer vendors, as well as by the Company's Data Communications Manager, on an as needed basis and also in order to maintain their certifications with the respective vendors. The Company offers comprehensive training sessions for its customers featuring instruction by manufacturer-trained customer support representatives. This department assists in post-sale customer inquiries and network consultation and support via a toll-free 800 telephone number. The Company offers customer training seminars for various microcomputer hardware and software products at its own facilities and at customer sites.

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

DIAGNOSTICS

	The Company ships one of its trouble-shooting tools (e.g., HP Advisor, Novell LANalyzer or Network Analyzer) to a client to allow dial-in access for trouble-shooting network hardware and software related problems. By displaying and capturing network traffic, the Company's experienced systems engineers can analyze and determine the network problem. In addition, through a remote dial-in system, the Company's systems engineers can access a client's network problems. Diagnostics is also provided utilizing the Pivot remote network management system.

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

INSTALLATION SERVICE PROVIDER

	The Company entered into a Master Services Agreement (the "Services Agreement") with Dell Marketing L.P. ("Dell") on April 15, 1999 to become a designated Dell installation service provider. Under the Services Agreement, the Company became Dell's subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Services Agreement is for a three year term, unless otherwise terminated pursuant to the Service Agreement, and is automatically renewable for additional one year terms on each expiration date unless a written notice of termination is given by either party at least one hundred twenty days prior to the expiration date of the then current term.

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

	The Company has approximately 525 active clients. The Company's customers are well diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution, law and accounting firms. For the fiscal years ended March 31, 2001,("Fiscal 2001") 2000 ("Fiscal 2000") and 1999 ( "Fiscal 1999"),
approximately 19%, 19% and 21%, respectively, of the Company's total revenues were derived from sales to PaineWebber, Incorporated ("PaineWebber"). Even though the Company's agreement with PaineWebber terminated on February 28, 1998, the Company is continuing to do business with PaineWebber on generally the same terms as the expired agreement. The Company is continuing its efforts to negotiate an agreement with PaineWebber. In Fiscal 2001 and 2000, A.I. Credit Corp.("A.I. Credit") accounted for 17% and 19%, respectively, of the Company's revenue. The Company has been working under an oral agreement with A.I. Credit to purchase computer hardware and services. While the Company believes it will be able to maintain its relationship with PaineWebber and A.I. Credit, no assurance thereof can be given.  In any event, sales to PaineWebber and A.I. Credit are
negotiated on a case by case basis.   Although the Company's customer
base has increased, the loss of PaineWebber or A.I. Credit, would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

	As of June 19, 2001, the Company employed 19 salespersons who are paid salaries, commissions and/or a combination of both. The
Company's sales executives regularly call on management at companies seeking solutions for their computer problems. While the Company's marketing activities are focused on Fortune 2000 corporations located in the tri-state Metropolitan New York area and throughout New
England, the Company sells its products and services to branch offices of its customers, including Fortune 500 corporations, throughout the United States. The Company also relies on customer referrals from its major suppliers and manufacturers who often receive requests for a systems integrator to design and install their systems.

	The Company's sales executives generally participate in weekly training concerning various topics, including product knowledge, industry information and sales techniques. The Company's ability to successfully expand its business will depend, in part, on its ability to attract, hire and retain highly skilled and motivated marketing and sales personnel, of which there can be no assurance.

	MTM also makes joint sales presentations with certain of the Company's major suppliers to existing and prospective customers. Certain of these suppliers' customer fulfillment option programs allow customers who purchase directly from the supplier to apply purchases from MTM to their purchase obligations under those agreements. As a result, these customers have the flexibility of purchasing products from the Company to take advantage of MTM's added services and its ability to integrate multiple manufacturers' products. Most major manufacturers have instituted either a moratorium or a selective authorization procedure on the approval of additional authorized dealership locations. While in effect, such policies may preclude the Company and certain of its competitors from becoming authorized dealers for new vendors.

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

	Sales of Dell Computer ("Dell") products have accounted for approximately 22%, 30% and 27% of the Company's revenues during Fiscal
2001, Fiscal 2000 and Fiscal 1999, respectively,   All or
substantially all of such products were purchased directly from Dell. Sales of Compaq products accounted for approximately 18%, 11% and 13% of the Company's revenues during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. Purchases related to these sales were substantially, if not all, made through distributors. No other supplier's products accounted for 10% or more of the Company's revenue during Fiscal 2001, Fiscal 2000 or Fiscal 1999. The Company's sales of products purchased through Tech Data Corporation ("Tech Data") accounted for approximately 33%, 25% and 25% during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The Company's sales of products purchased through Ingram Micro, Inc.("Ingram") accounted for approximately 32%, 29% and 15% during Fiscal 2001, Fiscal 2000 and

Fiscal 1999, respectively. Management does not believe that a termination of any one supplier's agreement or distributor's agreement other than Dell or Compaq would have a material adverse effect on the Company.

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

	The Company receives certain discretionary cost subsidies, typical for the industry, from certain major suppliers to promote sales and support activities relating to their products. It has used these funds to subsidize marketing, advertising and its Connectivity and Communication Laboratory, where the Company has been able to expand into areas relating to these suppliers' products and sales, such as LAN/WAN sales and support.

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

TECH DATA CORPORATION AND INGRAM MICRO, INC.

	The Company entered into a Program Agreement with Ingram as of December 5, 1997. Such agreement incorporated therein interim agreements between the parties. Either party may terminate such agreement without cause upon thirty (30) days prior notice. Pursuant to the agreement, Ingram provides a supplemental program to provide the Company (and other similarly situated companies contracting with Ingram) with services designed to assist the reseller in marketing and distributing its product. The Company also agreed to name Ingram as its primary supplier and to purchase from Ingram at least 65% of its total product purchased from wholesale distributors. No assurance can be given that such agreement will not be terminated by Ingram.

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

DELL COMPUTER

	The Company entered into a Service Agreement with Dell on April 15, 1999. Under the Service Agreement, the Company became Dell's subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Service Agreement is for a three year term, or unless otherwise terminated pursuant to the Service Agreement, and is automatically renewed for additional one year terms on each expiration date unless a written notice of termination is given by either party at least one hundred twenty days prior to the expiration date of the then current term.

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

PROPRIETARY INFORMATION

	The Company holds no patents registered in the United States Patent Office or in any state, but has several trademarks and service marks related to its Pivot operations. If the Company believes that trademark registration is significant in protecting its product or service recognition, the Company may apply for registration of various trademarks or service marks, including, but not limited to, the names Micros-to-Mainframes, Data.Com, and The Advanced Technology Group and Pivot Technologies, in which it believes that it has certain common-law rights. The Company may also affix copyright notices on its support service, training and service manuals. While such protection may become important to the Company, it is not considered essential to the success of its business. The Company relies on the know-how, experience and capabilities of its management, sales and service personnel. The Company requires some of its employees to sign confidentiality or non-competition agreements.

EMPLOYEES

	As of June 19, 2001, the Company employed 157 persons, all but 2 of whom are full-time personnel. Of these employees, 5 are in management, 20 are in sales and marketing, 115 are in technical support, 3 are in distribution, 5 are in finance and 7 are in administration. None of the Company's personnel is represented by a union, and the Company considers its employee relations to be good.


ITEM 2. 	PROPERTIES

	The Company's executive offices and warehouse are located in approximately 11,000 square feet of space at a two-story facility leased at 614 Corporate Way, Valley Cottage, New York. The lease is terminable on four months notice and expires on August 31, 2001. The cost to terminate this lease is not material to the Company. Approximately 35% of such space is devoted to marketing and telephone sales, 15% to service and customer support, 10% to administration, 10% to the Connectivity and Communication Lab and 30% to warehouse space. The Company does not maintain a retail showroom. The current monthly rental payment is approximately $9,800. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the current market rate.

	The Company entered into a lease on June 17, 1998 for 8,433 square feet of office space at 270 Madison Avenue for an approximate term of five years and three months. The monthly rent for the space is currently approximately $23,200. The Company also leases approximately 8,100 square feet of office and warehouse space (only about 10% of this property is devoted to warehouse space) in Rocky Hill, Connecticut. The monthly payment on this lease is approximately
$5,600.   The lease is terminable on six months' notice after August
2002 and expires on July 31, 2004. The cost to terminate this lease is not material to the Company. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the current market rate. In connection with the acquisition of Pivot, the Company assumed Pivot's lease dated August 4, 1997 and renewed on October 13, 2000 for approximately 8,700 square feet at 614 Corporate Way, Valley Cottage, New York. This lease expires on October 31,2002. The monthly rent for such space is approximately $7,291. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the current market rate.

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

	The following table sets forth the high and low sale prices of the Common Stock for each quarterly period within the last two fiscal years as reported by NASDAQ.


      Period                                  High              Low
      -------                               ------             ------
      FISCAL YEAR
      ENDED MARCH 31, 2000
      ----------------------------------
      April 1 - June 30, 1999                $5.125            $3.250
      July 1 - September 30, 1999            $3.513            $2.438
      October 1 - December 31, 1999          $10.188           $2.500
      January 1 - March 31, 2000             $19.625           $4.000

      FISCAL YEAR
      ENDED MARCH 31, 2001
     -----------------------------------
      April 1 - June 30, 2000                $14.625           $4.781
      July 1 - September 30, 2000             $8.250           $3.500
      October 1 - December 31, 2000           $4.938           $0.938
      January 1 - March 31, 2001              $2.125            $1.00

        As of June 20, 2001, Company had 109 record holders and in an excess of 2,000 beneficial holders,of Common Stock.

	The Company has not paid any cash dividends on Common Stock to date and does not anticipate paying any in the foreseeable future.
The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.



         The Company has received a Nasdaq Staff Determination letter dated June 26, 2001, indicating that the Company was not in compliance with Marketplace Rule 4450(a)(2) which requires a minimum market value of public float of $5,000,000 for continued listing by The Nasdaq National Market and that its Common Stock would be delisted from the National Market at the opening of business on July 5, 2001. The Company has requested a hearing before a Nasdaq Listing Qualification Panel to review the Staff Determination. Delisting of the Common Stock will be delayed pending the outcome of the hearing. There can be no assurance that the Panel will grant the Company's request for continued listing. The Company also intends to apply for a listing of its Common Stock on the Nasdaq SmallCap Market if the Panel doses not grant the Company's request for continued listing.

Income Statement Data:

ITEM 6.    SELECTED FINANCIAL DATA


	The following selected financial data for the fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997, are derived from the financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notesand other financial information included herein.

Income Statement Data:

                                                Year Ended March 31,
                                ---------------------------------------------------
                                2001      2000         1999       1998      1997
                                           (In thousands; except earnings per share)

Net revenues                   $80,172     $72,823    $69,031    $69,602   $58,062


Cost of products sold           53,674      48,137     44,250     49,721    47,549

Cost of services provided       14,900      14,232     15,585     11,764     2,420

Selling, general and
administrative expenses         13,431       9,922      8,615      7,638(1)  6,698

Severance and other costs of
Terminated employees              677            0          0          0         0

Interest expense                  439          177         18         13         6

Other Income                       69           36        953(2)     163       141

Income (loss) from
operations before
income taxes                   (2,880)         391      1,516        629     1,530

Net income (loss)              (2,279)         223        910        342       910

Net income (loss)
per common share:

         Basic                 ($0.45)       $0.05      $0.21      $0.08     $0.21

         Diluted               ($0.45)       $0.05      $0.21      $0.08     $0.20

Weighted average
number of common
and common equivalent
shares used in calculation:

        Basic                   5,013        4,769      4,415      4,450     4,425

        Diluted                 5,013        4,901      4,437      4,484     4,491

Balance Sheet Data:

                                                               March 31,
                                ---------------------------------------------------
                                2001      2000         1999       1998      1997
                                                 (In thousands)

Working Capital                $7,835       $10,202     $10,630   $10,769   $10,418

Total Assets                   30,248        24,950      22,950    22,077    20,460

Total Liabilities              15,584         8,965       9,279     9,391     8,117

Retained Earnings (Deficit)    (1,273)        1,006         783      (127)     (469)

Shareholders' Equity           14,664        15,985      13,670    12,685    12,343

_______________________

(1) Reflects receipt of $850,000 from BTG to offset the direct
($421,000) and indirect costs of the terminated merger. Net income and basic and diluted net income per share would have been $85,000 and $0.02 respectively, excluding amounts with the aforementioned indirect cost.

(2) Includes $810,000 contractual payment from BTG and interest income of $107,000.







ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The Company reported a loss from operations before an income tax benefit of approximately $2,880,000 for the year ended March 31, 2001, compared with income from operations before income taxes of approximately $391,000 in the prior year. The decrease in income from operations before income taxes is primarily due to (a) an increased in payroll of approximately $2,500,000 in Fiscal 2001, resulting from hiring of new employees for expansion of the Company, (b) an increase in expenses related to the Company's investment in the service sector and its sales force that resulted in increased in interest expense for Fiscal 2001 of approximately $261,000. As a result of the loss in the fiscal year ended March 31, 2001, the Company has subsequently reduced the number of employees in all areas of the Company. The Company plans to continue to invest in the service sector of its business, including the Pivot automated remote network management system, in Fiscal 2002.


	 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS

	The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Operations expressed as a Percentage of total revenue for that period:

                                    Year Ended March 31,

                        ----------------------------------------------
                              2001             2000            1999

Product Sales                 72.10%           71.42%          68.76%

Services                      27.90            28.58           31.24
                            --------          -------         ------

Net sales                     100.00          100.00          100.00

Cost of Products
 and Services                  85.53           85.64           86.68
                            --------          -------         ------
                               14.47           14.36           13.32


Selling, general and
 administrative expenses       16.76           13.63           12.47

Severance and other costs of
terminated employees             .84

Interest expense                0.54            0.24            0.03

Other Income                    0.08            0.05            1.38(1)

Income (loss) from operations
before provision (benefit)
for income taxes               (3.59)           0.54            2.20

Net income (loss)              (2.84)           0.31            1.32
_______________________

(1) Includes $810,000 contractual payment from BTG and interest income of $107,000.


The following table sets forth revenues and cost of revenues as a percentage of each category:


                                  Year Ended March 31,

                         --------------------------------------------------
                                 2001            2000          1999


Revenues                       100.00%         100.00%         100.00%

Cost of products sold           92.85           92.56       	93.22
                             ---------         -------         ------
                                7.15%           7.44%            6.78%
                             =========         =======         ======

Service Revenues

Revenues                       100.00%         100.00%         100.00%

Cost of service revenues        66.61           68.37   	72.27
                              -------          ------           -----
                               33.39%           31.63%          27.73%
                              =======          ======      	=====

Year Ended March 31, 2001 and 2000

         The Company had net sales of approximately $80,172,000 for the year ended March 31, 2001 ("Fiscal 2001") as compared with approximately $72,823,000 for the year ended March 31, 2000 ("Fiscal 2000"). Product sales increased approximately $5,795,000, or 11.1%, and Service sales increased by approximately $1,552,000 or 7.46%, in Fiscal 2001. Product sales increased due to higher demand for products from current and new customers of the Company during the year. Service sales consist of service related sales, which include the Pivot automated remote network management system, and high-end service related product sales. The Company grew the service related portion of its business by approximately $454,000 or 3.0%, in Fiscal 2001 from Fiscal 2000. High-end service related product sales increased by approximately $1,098,000, or 19.3%, in Fiscal 2001 from Fiscal 2000. The Company plans to continue to invest in the service sector of its business, including the automated remote network management system, in Fiscal 2002.

	Gross profit in Fiscal 2001 increased to approximately $11,598,000 from approximately $10,455,000 in Fiscal 2000, an increase of 10.9%. Gross profit margins slightly increased to 14.5% in Fiscal 2001 as compared to 14.4% in the prior year. The gross profit margins from product sales slightly decreased to 7.1% in Fiscal 2001 compared to 7.4% in Fiscal 2000. The increase and decrease in gross profit margins from product sales is primarily related to the mix of products sold within the year. The gross profit margins from service sales increased to 33.4% in Fiscal 2001 compared to 31.6% in Fiscal 2000. The increase in gross profit margins from service sales primarily is a result of a decrease in the use of outside contractors to perform certain services and the increased efficiency in the use of the Company's technical and engineering staff. The Company expects to continue to hire additional professional technicians and engineers for its consulting and service business in order to meet the expected demand in the outsourcing and services business for the coming year and to not be so dependent on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.

	The Company continues to face competitive market pressures which impact the mark-up on product sales and services related sales. The Company currently faces a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross profit margins for many microcomputer distributors, including the Company, and may result in a reduction in existing vendor subsidies. Management of the Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.

	Selling, general and administrative expenses increased to approximately $13,431,000 in Fiscal 2001 from approximately
$9,922,000 in Fiscal 2000, or 35.2%. This increase is primarily attributable to (a) an increase in payroll of approximately
$2,500,000 in Fiscal 2001, resulting from hiring of new employees for expansion of the Company, (b) an increase in expenses related to the Company's investment in the service sector and its sales force that resulted in increased interest expense for Fiscal 2001 of approximately $261,000, (c) additional administrative costs incurred as a result of the opening of an additional office for approximately $500,000, (d)an increase in costs in related to the increase in the number of employees, including payroll taxes, benefits and employee travel, increased approximately $506,000 and (e) an increase in the Company's data communication costs of approximately $141,000.

              As a result of market conditions, and a loss in the fiscal year, the Company implemented the expenditure reduction plan, during the beginning of the fourth quarter. The costs of severance pay of terminated employees and related costs was $677,000.

	Other income increased to approximately $69,000 in Fiscal 2001 from approximately $36,000 in Fiscal 2000. This increase is primarily due to increased interest income from cash flow.

	Interest expense increased in Fiscal 2000 to approximately $439,000 from approximately $177,000 in the prior year due to the increased investment in the service sector of the business and its sales force.

        The Company has recorded an approximately $600,000 income tax benefit as a result of its current year loss. The effective tax rate for Fiscal 2001 was 20.9%.

	As the result , the net loss was approximately $2,279,000 for the year ended March 31, 2001, compared with net income of approximately $233,000 in the prior year.





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

LIQUIDITY AND CAPITAL RESOURCES

	The Company measures its liquidity in a number of ways, including the following:

                                          March 31,

                            --------------------------------------------
                                 2001            2000             1999
                           (Dollars in thousands, except current ratio data)


Cash and cash equivalents       1,206            1,055              679

Working capital                 7,835           10,202           10,630

Current ratio                  1.50:1           2.17:1           2.16:1

Secured notes payable           7,620            3,040              980

Working capital line
available                       3,359            7,064            9,509



	The Company had working capital of approximately $7,835,000 as of March 31, 2001, a decrease of approximately $2,367 ,000 from March 31, 2000.

	During Fiscal 2001, the Company's net cash used in operating activities was approximately $3,519,000 resulting from current year loss and non cash adjustments and an increase in account receivable $3,987,000, an increase in prepaid assets of $424,000, an increase in deferred taxes of $449,000, and offset by a increase in accounts payable of $2,301,000, and a decrease in inventory of $80,000 and other assets of $171,000.

	The Company used approximately $1,700,000 of cash in investing activities, which amount is comprised of $628,000 for the purchase of property, equipment and software and $1,072,000 for capitalized software labor costs.

	The Company had an increase in its net cash provided by financing activities of $5,369,000 primarily related to increased borrowings of $4,580,000 from its bank and the receipt of funds from the options exercised by employees of $10,500 and issuance common stock to investor 820,000.

	As a result of the foregoing, the Company's cash increased approximately $150,000.

	The Company has entered into two financing agreements for the purchase of inventory. One of these agreements is a $15,000,000 credit facility. This credit facility includes an $8,000,000 floor plan agreement and a $5,000,000 revolving receivable financing facility. The combined facility is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

	On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (8.00% at March 31, 2001) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period plus 1.5% per annum. As of March 31, 2001, the Company had three LIBOR loans outstanding at rate of interest 6.5075%, 6.5575%,6.775.%

	The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

	The financing agreements are effective until notice of termination is given by either party (within a specific time-frame, as defined). The floor plan agreements generally allow the Company to borrow for a period of 30 to 60 days interest free. Interest is charged to the Company only after the due date. In addition, one of these agreements provides for minimum amounts of tangible net worth and specified financial ratios.

	The Company's total outstanding debt under the revolving receivable financing facility was $7,620,000 and $3,040,000 at March 31, 2001 and 2000, respectively, with interest at the prime rate. The Company also pays an unused credit line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.

	The Company believes that expected cash flow from its operations combined with available financing arrangements will be sufficient to satisfy its expected cash requirements for the next fiscal year and thereafter. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in unexpected expenditures or cash requirements.

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


The shares of Common Stock which the Pivot Shareholders received in connection with the Merger Agreement are subject to Lock-up Agreements which have a two year restriction on resale. Twenty-five percent of the shares subject to the lock-up were released on June 2, 2000, and the remaining shares were released on June 2, 2001. The Lock-up Agreements grant the Company a right of first offer should any of the Pivot Shareholders elect to sell their common stock in a non-public transaction.






ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This information appears in Part IV, immediately following Item 14 of this Report.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                   PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

  Name                               Age          Position(s)
-------------------                  -----    ---------------------------
Howard Pavony                           50    Chairman of the Board of
                                              Directors

Steven H. Rothman                       52    Chief Executive Officer,
                                              President and a Director

Frank T. Wong                           53    Vice President-Finance
                                              and Secretary

Anthony R. Travaglini                   48    Chief Technology Officer

William Lerner*                         67    Director

Arnold J. Wasserman*                    63    Director

Alvin E. Nashman*                       73    Director

James W. Davis*                         53    Director
______________


* Member of the Audit Committee and Compensation Committee.

	Howard Pavony has served as Chairman of the Board of Directors of the Company since September 1996. He served as Co-Chief Executive
Officer and President of the Company from May 1986 to August 1996. He has been a Director of the Company since 1986. From 1977 until 1986, Mr. Pavony was employed by Data Research Associates ("DRA"), a computer hardware and accessories company, rising to the positions of Vice President of Sales and member of the Executive Board of DRA.

	Steven H. Rothman has served as Chief Executive Officer and President of the Company since September 1996. He served as Co-Chief Executive Officer and Vice President of the Company from May 1986 to August 1996. He has been a Director of the Company since 1986. From 1976 until 1986, Mr. Rothman was employed by DRA, rising to the positions of Director of Marketing and member of the Executive Board.

	Frank T. Wong has served as the Company's Vice President-Finance since February 1992, as a Director from June 1993 to March 1998 and as Secretary since September 1995. Prior thereto, from 1975 to 1991, he served as Chief Accountant of the Carvel Corporation, a franchise ice cream distributor.

        Anthony R. Travaglini became the Chief Technology Officer in June 1999 when the Company acquired Pivot. Mr. Travaglini founded Pivot in August 1997 and served as its President until it was acquired by the Company. From April 1992 until August 1997, Mr. Travaglini was responsible for network, systems and administration management for multiple divisions of PepsiCo. While at PepsiCo., he supervised the design, development and implementation of PepsiCo.'s enterprise management system. Mr. Travaglini also served as Vice President of Trading Technologies at Shearson-Lehman Brothers from 1988 to 1992 and a senior UNIX systems administrator at Salomon Brothers from 1982 to 1988.

	William Lerner has served as a Director of the Company since September 1995 and is the Chairman of the Compensation Committee. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania since 1991. His career included service with the U.S. Securities and Exchange Commission, the American Stock Exchange, and as counsel to a major investment banking/securities brokerage firm. Mr. Lerner is a director of Seitel, Inc. (a NYSE listed oil and gas producing company that owns one of the largest seismic data libraries in North America), Rent-way, Inc. (a NYSE listed company that is the second largest in the rental-purchase industry), and Helm Resources, Inc. (an OTC company that provides financing and management services to middle market public companies). Mr. Lerner also provides corporate secretarial services to a number of other public companies including Computer Research, Inc. (an OTC company that is a leading provider of computer accounting services to the brokerage and banking industries).

	Arnold J. Wasserman has served as a Director of the Company since March 1998 and is the Chairman of the Audit Committee. Mr. Wasserman has, for the past 33 years, been a principal of P & A Associates, a leasing/consulting firm. Prior to that, he held positions with IBM and Litton Industries. Mr. Wasserman has consulted with major corporations in the areas of marketing, advertising and sales. He is a director of Stratasys, Inc., a publicly traded company.

	Alvin E. Nashman has served as a Director of the Company since August 1998 and is the Chairman of the Compensation Committee. He has been an independent consultant for major corporations in the field of computer service for the past nine years. Prior to that, Dr. Nashman was a Director of Computer Sciences Corporation and the President of its System Group.

	James W. Davis became a Director of the Company in June 2000. Since January 1999, he has been Senior Partner at Key West Technologies, LLC., a business consulting partnership advising a number of firms with regard to technology, e-commerce, the Internet and business management. From January 1997 through January 1999, he served as the President and Chief Executive Officer of MRT micro, ASA/Inc., a communications software company. From September 1996 to January 1997, Mr. Davis was a Visiting Research Scholar at the Communications Technology Center at Florida Atlantic University. In March 1995, Mr. Davis founded Key West Technologies, Inc., a computer hardware and software company. In February 1996, Key West Technologies, Inc. was acquired by Interaxx Television Network, Inc. Mr. Davis served as Chief Executive Officer of Interaxx Television Network, Inc. from February 1996 until January 1997. Mr. Davis has also served as Director for Intel Corp.'s Home Computing Laboratory, which was responsible for developing a consumer-focused Pentium platform strategy, and as Senior Technical Staff Member at International Business Machines Corp., where he worked for twenty-five years. While at IBM, he was also a member of IBM's Academy of Science and Technology and Chief Technical Officer of the IBM PC Company Premium Brand. He is currently a director of American Vantage Companies, a NASDAQ SmallCap listed company in the Internet and gaming industries.

	All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify.
Officers are elected annually by, and serve at the discretion of, the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from April 1, 2000 to March 31, 2001, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 11.        EXECUTIVE COMPENSATION

                SUMMARY COMPENSATION TABLE

	The following table sets forth certain compensation information for the chief executive officer of the Company and other executive officers who, based on their salary and bonus compensation from the Company and its subsidiaries, were the most highly compensated officers for the fiscal year ended March 31, 2001.

                                                                        Long-Term
                           Annual Compensation                        	Compensation
                          --------------------                         --------------
                                                          Other(1)      Securities
Name and Principal                                        Annual      	Underlying
Position                  Year    Salary($)   Bonus($)   Compensation   Option(#)
------------------------------------------------------------------------------------
Howard Pavony             2001   $247,500     $20,000
Chairman of the Board     2000   $237,500     $20,000   $41,488          24,000
                          1999   $227,500     $40,000   $   -            50,000



Steven H. Rothman         2001    $247,500    $20,000
President and CEO         2000    $237,500    $20,000    $40,916         24,000
                          1999    $227,500    $40,000    $   -           50,000


Anthony Travaglini        2001    $175,000   $   -       $    -
Chief Technology Officer  2000    $128,654       -            -





(1) Other compensation primarily represents amounts paid by the Company for life insurance premiums and leased automobiles that are used in business by the executives. In prior years, these amounts were below the reportable threshold.


                     OPTION GRANTS IN LAST FISCAL YEAR

	The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended March 31, 2001, exercise information and potential realizable value.



			     		   Individual Grants
                       ------------------------------------------------       Potential Realizable
                        Number of       Percent of                            Value at Assumed
                        Securities      Total Options                         Annual Rates of
                        Underlying      Granted to      Exercise of           Price Appreciation
                        Options         Employees in    Base Price  Expiration  for Option Term
                        Granted         Fiscal Year           ($/Sh)   Date       5%        10%
                        ---------       ------------    -----------  --------- -------  -------

Howard Pavony                 0                0            0           -         0         0

 Steven H. Rothman            0                0            0           -         0         0

Anthony Travaglini            0                0

--------------------

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY END OPTION VALUES

	The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended March 31, 2001.

                                                        Number of
                                                        Securities       Value of
                                                        Underlying       Unexercised
                                                        Unexercised      In-The-Money
                         Shares                         Options          Options
                         Acquired                       at FY-End (#)    at FY-End(2)
                         on             Value           Exercisable/     Exercisable/
Name                     Exercise (#)   Realized ($)(1) Unexercisable    Unexercisable
-----------------       ----------      --------------  -------------    -------------
Howard Pavony                0              0            134,000/0          0/0

Steven H. Rothman            0              0            134,000/0          0/0

Anthony Travaglini           0              0                  0/0          0/0

----------------------------
(1) Calculated by determining the difference between the last sale price of the Company's Common Stock on the date of exercise as reported by the Nasdaq National Market and the exercise price.

(2) Calculated by determining the difference between $1.125 (the last sale price of the Company's Common Stock on March 31, 2001 as reported by the Nasdaq National Market) and the exercise price of the shares of the Company's Common Stock underlying the options.

                          DIRECTOR FEES

	The Company's independent directors receive an annual fee of $9,000 payable quarterly in advance. In addition, each independent director receives $1,500 for attendance in person at each Board meeting and $250 for participation in each telephonic board meeting held. Members of the Audit Committee and Compensation Committee are appointed annually and serve at the discretion of the Board of Directors. In recognition of the increased responsibilities of members of the Audit Committee, the Chairman of the Audit Committee receives $3,500 per year and each other member of the Audit Committee will receive $2,500 per year.

	Directors who are also officers of the Company currently receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.
For serving as a director, the Company's independent directors each received in October 1999 options to purchase 25,500 shares of Common Stock . See "Stock Option Plans" below.

EMPLOYMENT AGREEMENTS

	On September 1, 1996, Steven H. Rothman and Howard Pavony, respectively the Chief Executive Officer and Chairman of the Board of Directors of the Company, each entered into a five-year employment agreement with the Company on the terms set forth below. Each agreement renews annually after the term unless either party elects to terminate. Salary for Fiscal 2001 was at the rate of $250,000. Pursuant to their agreements, each executive receives annual increases in salary equal to the greater of (i) the percentage increase in the Consumer Price Index; and (ii) $10,000. Each executive is entitled to participate in the Company's stock option plans and any incentive bonus program established from time to time, as determined by the Compensation Committee of the Board of Directors. Further, the Company will maintain a $1,000,000 life insurance policy on each executive's life, payable to the beneficiaries named by him, and maintain disability insurance for the benefit of each executive which will pay $150,000 per annum to him in the event of his permanent disability. In the event that there is a change in control of the Company, the executive will be entitled, upon such change of control, to terminate his employment and receive 2.9 times his annual salary as then in effect.

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


STOCK OPTION PLANS


	The Company has adopted the following stock plans: the 1993 Stock Option Plan, which provides for the grant of options to purchase
250,000 shares of Common Stock; the 1996 Stock Option Plan, which provides for the grant of options to purchase 350,000 shares of Common Stock; the 1998 Stock Option Plan, which provides for the grant of options to purchase 250,000 shares of Common Stock, and the 2000 Long Term Performance Plan, which provides for stock awards of up to 350,000 shares of Common Stock. Employees (including officers), directors and others who provide services to the Company and its subsidiaries are eligible to participate in the plans. The plans are administered by the Board of Directors or the Compensation Committee.

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

	The 2000 Long Term Performance Plan permits the grant of any form of award, including stock options, stock appreciation rights, and stock or cash awards. Awards under the 2000 Long Term Performance Plan may be in stock or denominated in units of stock, which may be subject to restrictions on transfer and include forfeiture provisions.

	As of March 31, 2001, options to purchase 698,434 shares were outstanding, options to purchase 176,166 shares had been exercised and options to purchase 324,400 shares were available for future grants.


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


Name and Address           Amount and Nature
of Beneficial Owner       of Beneficial Ownership                 Percent (1)
-------------------       -----------------------                -----------
Steven H. Rothman(2)              1,007,403(3)(4)                      19.6%

Howard Pavony(2)                   999,056(3)(5)                       19.5%

Anthony Travaglini(2)              238,565(6)                           4.6%

William Lerner
423 East Beau Street
Washington, PA  15301                   40,500(7)                        *

Arnold Wasserman
1 Brookwood Drive
West Caldwell, NJ 07006                 45,500(7)                        *

Alvin E. Nashman
3609 Ridgeway Terrace
Falls Church, VA 22044                  35,500(7)                        *

James W. Davis
17300 Boca Club Blvd.
Boca Raton, Fl 33487                    27,000(7)                        *

All directors and
executive officers
as a group (nine persons)               2,402,279(8)                    46.8%

__________________________
* Represents less than 1%.

(1)    	Based on 5,135,569 shares of Common Stock issued and
        outstanding as of March 31, 2001.

(2)    	The address of this person is c/o the Company, 614
        Corporate Way, Valley Cottage, New York 10989.

(3)    	Includes 134,000 shares that he may acquire upon exercise
        of currently exercisable options.

(4)    	Includes 1,125 shares held by his spouse. Does not include
        an aggregate of 55,544 shares held in trust for his three children, as to which he disclaims beneficial ownership.

(5)    	Does not include an aggregate of 52,444 shares held in
        trust for his children, as to which he disclaims beneficial ownership.

(6)   	Includes 50,000 shares that he may acquire upon exercise of
        a warrant and 188,565 shares subject to a lock-up agreement that restricts the resale of 47,142 shares until June 2, 2000 and 141,423 shares until June 2, 2001. The Company has the right to purchase shares released from the lock-up agreement if Mr. Travaglini elects to sell them in a private transaction.

(7) 	Represents shares that he may acquire upon exercise of currently exercisable options.

(8)  	Includes 417,500 shares that may be acquired upon exercise of currently exercisable options.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	None.

     PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1)	Financial Statements.

        Independent Auditors' Reports                                   F-1

        Consolidated Balance Sheets at March 31, 2001 and 2000          F-2

	Consolidated Statements of Income for the years ended March 31,
        2001, 2000 and 1999                                             F-3

       Consolidated Statements of Changes in Shareholders'  Equity for
       the years ended March 31, 2001, 2000 and 1999                    F-4

       Consolidated Statements of Cash Flows for the years ended March
       31, 2001, 2000 and 1999                                          F-5

        Notes to Consolidated Financial Statements                      F-6-F19

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

 3.1     Certificate of Incorporation of the Company, as amended. (1)

 3.2     Certificate of Amendment filed September 10, 1996. (6)

 3.3     By-Laws of the Company. (1)

 4.1     Form of Warrant issued by the Company to Pivot Shareholders.(9)

 4.2     Form of Placement Agent Warrant (10)

 4.3     Form of Investor Warrant (Included as Exhibit A to Exhibit 4.2) (10)

10.1    Lease Agreement between the Company and Associates of
Rockland County dated July 30, 1989. (1)

10.2 Amendment to Lease between the Company and Associates of Rockland County dated July 23, 1992. (1)

10.3   	Lease Extension between the Company and Associates of
Rockland County dated February 29, 1996. (5)

10.4    Revised 1993 Employee Stock Option Plan. (1)

10.5    Revolving Credit Line Agreement between The Bank of
New York and the Company. (1)

10.6 Modification and Extension Agreement (to Agreement in 10.5 above) between The Bank of New York and the Company dated November 12, 1992. (1)

10.7 Extension Agreement (to Agreement in 10.5 above) between The Bank of New York and the Company dated March 3, 1994. (2)

10.8 Amendment to Revolving Loan Agreement between the Company and The Bank of New York dated March 28, 1995. (3)

10.9    Remarketer/Integrator Agreement between Dell Marketing
L.P. and Company, as amended. (1)

10.10   Dealer Addendum, as amended, to IBM Agreement for
Authorized Dealers and Industry Remarketers. (1)

10.11  	Master Purchase Agreement between  PaineWebber
Incorporated and the Company. (1)

10.12   September 13, 1993 amendment to PaineWebber
Incorporated Agreement

10.13   Agreement for Wholesale Financing between Deutsche
Financial Service (f/k/a/ ITT Commercial Finance Corp.) and the Company. (1)


10.14   Agreement of Cancellation and Termination of Franchise
Agreement and General Release between ______ and _______, dated March 28, 1995. (3)

10.15 Pledge and Escrow Agreement among the Company, Data.Com and Mr. Fries, dated May 6, 1996. (4)

10.16 Employment Agreement between the Company and Mr. Fries, dated May 6, 1996. (4)

10.17 Employment Agreement between the Company and Mr. Mota, dated April 1, 1996. (5)

10.18   Employment Agreement between the Company and Steven H.
Rothman, dated  September 1, 1996. (6)

10.19   Employment Agreement between the Company and Howard
Pavony, dated  September 1, 1996. (6)

10.20 Agreement and Plan of Merger by and among the Company, a wholly-owned subsidiary of the Company, and Pivot
Shareholders, to be entered into if the Option is exercised pursuant to the Stock Purchase and Option Agreement referred to in 2.2 above. (7)

10.21   Business Financing Agreement between Deutsche
Financial Services Corporation and the Company, dated
January 19, 1999 (8)

10.22 Addendum to Business Financing Agreement (set forth in 10.22) and Agreement for Wholesale Financing (set forth in 10.13). (8)

10.23   Addendum to Agreement for Wholesale Financing (set forth in 10.13). (8)

10.24  Employment Agreement dated June 2, 1999 by and among the
Company, Pivot and Anthony Travaglini. (9)

10.25 Agreement and Plan of Merger dated June 2, 1999 by and among the Company, Pivot Acquisition Corporation, Pivot
Technologies, Inc. and certain shareholders of Pivot. (11)

10.26   Lease Agreement between 270 Madison Limited Partnership
as landlord and the Company as tenant for space located at
270 Madison Avenue.  (12)

10.27	Master Services Agreement dated April 15, 1999, between the
Company and Dell Marketing L.P.  (13)

10.28 Employment Agreement dated as of May 1, 2000 between the Company and David Schwartz. (14)

10.29   Long Term Performance Plan 2000. (15)

21.1    Subsidiaries of the Company.

23.2    Consent from Goldstein Golub Kessler LLP, independent accountants.
__________________



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

9. Incorporated by reference from the Company's Current Report on Form 8-K dated June 8, 1999.

10.	Incorporated by reference from the Company's Registration
Statement on Form S-3 dated November 13, 2000.

11.    	Incorporated by reference from the Company's Current Report
on Form 8-K/A dated December 21, 1999.



12.	Incorporated by reference from the Company's Annual Report on
Form 10-K for the fiscal year ended March 31, 1998.

13.	Incorporated by reference from the Company's Annual Report on
Form 10-K for the fiscal year ended March 31, 1999.



14.	Incorporated by reference from the Company's Annual Report on
Form 10-K for the fiscal year ended March 31, 2000.



15.	Incorporated by reference from the Company's Annual Proxy
Statement for its Fiscal 2000 Annual Meeting of Shareholders, as filed on September 25, 2000.

	(b)     	Reports on Form 8-K.

	  	None.

                             INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have audited the accompanying consolidated balance sheets of Micros-to-Mainframes, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows foreach of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micros-to-Mainframes, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 17, 2001
                                        F-1

                                  MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES
                                             CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
March 31,                                                  2001         2000
-----------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                        $  1,205,874  $  1,055,432
  Accounts receivable - trade, net of allowance
   of $ 457,000 and $140,000                         18,591,369    14,603,961
  Inventories                                         1,827,691     1,908,082
  Prepaid expenses and other current assets           1,524,795     1,252,689
  Deferred and refundable income taxes, net
   of allowance of $112,000                             262,200        84,500
-----------------------------------------------------------------------------
        Total current assets                         23,414,929    18,904,664
-----------------------------------------------------------------------------
Property and Equipment:
  Leasehold improvements                                135,500       117,294
  Furniture, fixtures and other equipment             3,320,344     2,710,613
  Software development costs                          2,144,184     1,072,184
-----------------------------------------------------------------------------
                                                      5,600,028     3,900,091
Less accumulated depreciation and amortization        2,492,102     1,677,097
-----------------------------------------------------------------------------
                                                      3,107,926     2,222,994
-----------------------------------------------------------------------------
Goodwill, net of accumulated amortization of
 $666,499 and $413,807, respectively                 3,228,729      3,376,421
Deferred income taxes, net of allowance of $285,600    224,400           -
Other assets                                           274,701        446,181
------------------------------------------------------------------------------
        Total Assets                               $30,247,685     $24,950,260
==============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Secured notes payable                            $ 7,620,000     $ 3,040,000
  Accounts payable and accrued expenses              7,931,429       5,630,567
  Current portion of capital lease obligations          28,201          32,247
------------------------------------------------------------------------------
        Total current liabilities                   15,579,630       8,702,814
Capital lease obligation, net of current portion         4,027          40,764
Deferred income taxes                                       -          221,300
------------------------------------------------------------------------------
        Total liabilities                           15,583,657       8,964,878
------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
  Common stock - $.001 par value; authorized
  10,000,000 shares; issued and outstanding
  5,135,569 and 4,878,069 shares                         5,136           4,878
  Additional paid-in capital                        15,932,256      14,974,888
  (Accumulated deficit) retained earnings           (1,273,364)      1,005,616
------------------------------------------------------------------------------
        Total shareholders' equity                  14,664,028      15,985,382
------------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity $30,247,685     $24,950,260
==============================================================================

See Notes to Consolidated Financial Statements
                                        F-2

                                   MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
Year ended March 31,                         2001           2000          1999
Net revenue:
  Products                            $57,804,277     $52,007,761   $47,466,428
  Services                             22,367,274      20,815,158    21,564,252
-------------------------------------------------------------------------------
                                       80,171,551      72,822,919    69,030,680

Costs and expenses:
  Cost of products sold                53,674,101      48,136,232    44,249,335
  Cost of services provided            14,899,902      14,231,868    15,585,148
  Selling, general and administrative
    expenses                           13,431,019       9,922,444     8,615,241
  Severance and other costs of
   terminated employees                   677,000
-------------------------------------------------------------------------------
                                       82,682,022      72,290,544    68,449,724
-------------------------------------------------------------------------------

Other income                               68,708          35,829       953,053

Interest expense                          438,517         177,290        18,232
-------------------------------------------------------------------------------
Income (loss) from operations before
 provision (benefit) for income taxes  (2,880,280)        390,914     1,515,777

Provision (benefit) for income taxes     (601,300)        168,000 	605,800
-------------------------------------------------------------------------------
Net income (loss)                    $ (2,278,980)   $     222,914  $   909,977
===============================================================================
Net income (loss) per common share:
  Basic and diluted                         $(.45)          $  .05       $  .21
===============================================================================

Weighted-average number of common
 shares outstanding:
  Basic                                  5,012,718       4,768,618    4,414,564
===============================================================================
  Diluted                                5,012,718       4,901,317    4,437,013
================================================================================

See Notes to Consolidated Financial Statements
                                        F-3

                                    MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES


                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------------------
                                                                       Retained
                                       Common Stock          Additional      Earnings
                                     Number                   Paid-in      (Accumulated
                                 of Shares       Amount       Capital        Deficit)        Total
------------------------------------------------------------------------------------------------------
Balance at April 1, 1998            4,450,374       $4,450     $12,807,900   $ (127,275)   $12,685,075

Common stock purchased and retired    (74,600)         (74)      (186,275)         -          (186,349)
Exercise of stock options              70,666           70        152,679          -           152,749
Issuance of nonemployee stock options     -             -          32,220          -            32,220
Tax benefit related to employee stock
 options                                  -              -         76,646          -            76,646
Net income                                -              -          -            909,977       909,977
-------------------------------------------------------------------------------------------------------
Balance at March 31, 1999            4,446,440       4,446      12,883,170      782,702      13,670,318

Exercise of stock options               54,500          55         170,821         -            170,876
Issuance of common stock in
 connection with purchase of Pivot     377,129         377       1,437,427         -          1,437,804
Issuance of warrants in connection
 with purchase of Pivot                   -               -        370,770         -            370,770
Tax benefit related to employee stock
 options                                  -               -        112,700         -            112,700
Net income                                -               -          -            222,914       222,914
--------------------------------------------------------------------------------------------------------
Balance at March 31, 2000            4,878,069        4,878     14,974,888       1,005,616    15,985,382


Exercise of stock options                3,500            4         10,496                        10,500
Exercise of stock options in connection
 with purchase of Pivot                 14,000           14        105,000                       105,014
Issuance of common stock in connection
  with private placement offering      240,000          240        819,772                       820,012
Tax benefit related to employee stock
 options                                                            22,100                        22,100
Net loss                                                                        (2,278,980)   (2,278,980)
---------------------------------------------------------------------------------------------------------
Balance at March 31, 2001            5,135,569      $  5,136 $  15,932,256   $  (1,273,364)  $ 14,664,028
=========================================================================================================


See Notes to Consolidated Financial Statements

                                    MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------
Year ended March 31,                                            2001        2000        1999
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                      $ (2,278,980) $  222,914    $  909,977
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                             815,005     506,924       299,490
    Amortization of goodwill                                  252,706     240,588        59,400
    Deferred income taxes                                    (449,200)    130,400       371,800
    Stock option issued to nonemployee                                       -           32,220
    Loss from investment in Pivot Technologies, Inc.                        5,224        13,291
    Other                                                                 (19,291)        -
    Changes in operating assets and liabilities, net
     of effects of acquisition:
      (Increase) decrease in accounts receivable           (3,987,408)  2,404,384     (2,890,508)
      (Increase) decrease in inventories                       80,391    (479,346)       (96,414)
      Increase in prepaid expenses and other current assets  (424,206)   (524,271)       (146,580)
      (Increase) decrease in other assets                     171,480    (286,103)        (54,127)
      (Decrease) increase in accounts payable and
           accrued expenses                                 2,300,862  (2,635,974)         42,801
      Decrease in income taxes payable                                       -           (373,284)
      Decrease in deferred revenue                                           -           (810,000)
--------------------------------------------------------------------------------------------------
         Net cash used in operating activities             (3,519,350)   (434,551)     (2,641,934)
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                    (1,699,937)  (1,027,946)      (407,871)
  Loan to Pivot Technologies, Inc.                                            -          (124,000)
  Investment in, advances to and purchase of
   subsidiary, net of cash acquired                                       (363,483)    (1,080,508)
---------------------------------------------------------------------------------------------------
         Net cash used in investing activities             (1,699,937)  (1,391,429)    (1,612,379)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Increase in secured notes payable                         4,580,000    2,060,000        975,000
  Proceeds from issuance of common stock from private
   placement offering                                         820,012
  Purchase and retirement of common stock                                     -          (186,349)
  Proceeds from exercise of stock options                      10,500      170,876        152,749
  Payments on capital lease obligations                       (40,783)     (28,144)           -
---------------------------------------------------------------------------------------------------
        Net cash provided by financing activities           5,369,729    2,202,732        941,400
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          150,442      376,752      (3,312,913)

Cash and cash equivalents at beginning of year              1,055,432      678,680       3,991,593
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $1,205,874 $  1,055,432    $    678,680
====================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                $416,448   $    160,000    $      9,300
=====================================================================================================
    Income taxes                                            $  7,800   $     32,500    $     750,000
=====================================================================================================
Supplemental schedule of noncash investing and
 financing activities:
   Forgiveness of loan to Pivot Technologies, Inc.             -       $     124,000           -
Exercise of stock options in connection with
    purchase of Pivot                                       $105,014
Issuance of common stock in connection with purchase
    of Pivot                                                           $    1,437,804          -
Issuance of warrants in connection with purchase of Pivot              $      370,770          -
Tax benefit related to stock options                        $ 22,100   $      112,700   $      76,646

See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------
                                MICROS-TO-MAINFRAMES, INC. AND SUBSIDARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMETS
--------------------------------------------------------------------------



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

The Company purchases microcomputers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers which can be terminated by the supplier, with or without cause, upon 30 to 90 days notice, or immediately upon the occurrence of certain events. The cost of sales of products purchased from the Company's three largest
suppliers accounted for    33%, 32% and 29% for the year ended March 31,
2001. The cost of sales of products purchased from the Company's three largest suppliers were 40%, 28% and 24% for the year ended March 31, 2000. The cost of sales of products purchased from the Company's three largest suppliers were 33%, 28% and 17% for the year ended March 31, 1999. The Company believes that it has excellent relationships with its major suppliers, however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed the Company may have difficulty obtaining inventory at a cost which would allow for resale at a competitive market price.

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

The Company incurred approximately $815,000, $507,000 and $299,000 in depreciation expense for the years ended March 31, 2001, 2000, and 1999, respectively.

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

Impairment of Long-lived Assets:

The Company identifies and records impairment on long-lived assets, including capitalized software development costs and goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At March 31, 2001, no such impairment existed.

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

Earnings per Share:

Net income (loss) per common share is calculated by dividing net income
(loss) by the number of shares of common stock outstanding.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

The Company's customers are primarily mid- to large-sized corporations in diversified industries located in the New York Tri-State Area.
Receivables from one of the Company's largest customers were approximately 14% and 18% of the trade receivables at March 31, 2001 and 2000, respectively. Three other customers were each approximately 12% of the Company's trade receivables at March 31, 2001. One customer accounted for approximately 19%, 19%, and 21% of the Company's revenue for the years ended March 31, 2001, 2000 and 1999, respectively. Another customer accounted for 17% of the Company's revenue for the year ended March 31, 2001. The loss of a principal customer would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

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

The Company has entered into two financing agreements for the purchase of inventory. One of these agreements is a $15,000,000 credit facility comprising a floor plan agreement and a revolving receivable financing facility. The combined facility is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (8% at March 31, 2001) on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period ,plus 1.5% per annum (6.5 % at March 31, 2001).

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

The Company's total outstanding debt under the revolving receivable financing facility was $7,620,000 and $3,040,000 at March 31, 2001 and 2000, respectively, and bears interest at the prime rate. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.


3. SHAREHOLDERS' EQUITY:
Preferred Stock:

The Company has authorized 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of March 31, 2001 and 2000 there were no preferred shares issued.

Stock Options:

The 1993 Employee Stock Option Plan (the "1993 Plan") was adopted by the Company in May 1993; the 1996 Stock Option Plan (the "1996 Plan") was approved by the shareholders of the Company on August 20, 1996; and the 1998 Stock Option Plan (the "1998 Plan") was approved by the shareholders of the Company on October 16, 1998. The 2000 Employee Stock Option Plan (the "2000 Plan") was adopted by the Company in September 2000. The plans provide for granting of options, including incentive stock options, nonqualified stock options and stock appreciation rights to qualified employees (including officers and directors) of the Company, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000, 350,000, 250,000 and 350,000 shares of common stock under the 1993 Plan, the 1996 Plan, the 1998 Plan and the 2000 Plan, respectively. The exercise price of options generally may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than 10 years after the date of grant. Options granted under the plans become exercisable in accordance with different vesting schedules depending on the duration of the options.

A summary of the status of the Company's options as of March 31, 2001, 2000 and 1999, and changes during the years then ended, is presented below:

                                       2001         2000                  1999
-------------------------------------------------------------------------------------------
                                      Weighted-           Weighted-           Weighted-
                             Number    Average      Number  Average     Number  Average
                             of        Exercise     of     Exercise     of    Exercise
                             Shares    Price       Shares  Price       Shares   Price
-------------------------------------------------------------------------------------------
Outstanding at
 beginning of year            647,534   $3.33        358,034   $3.04     400,700    $3.76
Expired                       (15,000)   2.88           -       -       (200,000)   $3.87
Canceled                      (27,600)   3.18         (9,000)  $4.32     (22,000)   $3.10
Granted                       111,000    3.19         353,000  $3.61     250,000    $2.30
Exercised                     (17,500)   2.40         (54,500) $3.14     (70,666)   $2.16
-------------------------------------------------------------------------------------------
Outstanding at
 end of year                  698,434    3.43         647,534  $3.33     358,034    $3.04
===========================================================================================

The weighted-average exercise price of the total options outstanding at March 31, 2001 is $3.43 and the weighted-average contractual life is 6.07 years.

The weighted-average fair value of options granted during the years ended March 31, 2001, 2000 and 1999 is $2.25, $2.42 and $2.31, respectively.

There were 440,544, 375,034 and 263,700 options exercisable at March 31, 2001, 2000 and 1999, respectively. The weighted-average exercise price of
the total options exercisable at March 31, 2001 is $3.18.             .

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

Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2001, 2000 and
1999: risk-free interest rate        5.8%, 6.0% and 5.1%, respectively; no
dividend yield; a volatility factor of the expected market price of the Company's common stock of 1.25, .75, and 1.88, respectively, and an
expected life of   5.0, 7.7 and 9.2 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

Year ended March 31,                         2001        2000           1999
----------------------------------------------------------------------------
Pro forma net income (loss)          $(2,653,075)    $(266,647)      $444,307
=============================================================================
Pro forma income (loss) per share- basic  $(.53)        $ (.06)       $  .10
=============================================================================
Pro forma income (loss) per share -
 diluted                                  $(.53)        $ (.05)       $  .10
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

Earnings per Share:

The following table presents the computation of basic and diluted income
(loss) per share:

Year ended March 31,                        2001          2000            1999
------------------------------------------------------------------------------
Numerator:
  Net income (loss)              $    (2,287,980)  $   222,914     $   909,977
==============================================================================
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares      5,012,718     4,768,618      4,414,564
  Dilutive effect of employee stock
   options and warrants                                 132,699         22,449
------------------------------------------------------------------------------
  Denominator for diluted earnings
   per share                            5,012,718     4,901,317      4,437,013
==============================================================================
Net income (loss) per share - basic  $      (.45)    $     .05       $    .21
==============================================================================
Net income per share - diluted       $      (.45)    $     .05       $    .21
==============================================================================
Options to purchase 278,122, 78,265 and 154,700 shares of common stock, outstanding as of March 31, 2001, 2000, and 1999, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.


4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

March 31,                                            2001           2000
-----------------------------------------------------------------------------
Trade accounts payable (includes
 obligations under floor plan agreements)	$6,860,679	$4,923,661
Sales and other taxes payable                      201,694         262,347
Accrued commissions                                229,239         140,862
Accrued other                                      639,817         303,697
-----------------------------------------------------------------------------
                                                $7,931,429      $5,630,567
=============================================================================

5.	INCOME TAXES:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision (benefit) for income taxes consists of the following:

Year ended March 31,                        2001    2000      1999
--------------------------------------------------------------------------
Federal:
  Current (benefit)                    $(152,100) $  42,900  $184,500
  Deferred                              (345,500)    97,800   299,000
---------------------------------------------------------------------------
                                        (497,600)   140,700   483,500
State:
  Current                                            (5,300)   49,500
  Deferred                              (103,700)    32,600    72,800
---------------------------------------------------------------------------
                                       $(601,300)  $168,000  $605,800
===========================================================================

The reconciliations of income tax (benefit) computed at the federal statutory tax rates to actual income tax expense (benefit) are as follows:

Year ended March 31,                          2001    2000     1999
----------------------------------------------------------------------------
Tax expense at statutory rates applied
 to pretax earnings                      ($979,000)  $133,000  $515,000
Nondeductable goodwill amortization         65,700
State income taxes, net of federal
 benefit                                   (69,100)    21,000    76,500
Valuation allowance                        397,600
Other, net                                 (16,500)    14,000    14,300
----------------------------------------------------------------------------
                                         $(601,300)  $168,000  $605,800
============================================================================

The tax effects of temporary differences that give rise to the net short-term deferred and refundable income tax asset at March 31, 2001 and 2000 are presented below:

March 31,                                     2001             2000
----------------------------------------------------------------------------
Reserve for bad debts                        $178,000        $54,600
Inventory reserve                              22,000           -
Valuation allowance                          (112,000)
Other, net                                                    29,900
-----------------------------------------------------------------------------
Total short-term deferred income tax asset    $88,000        $84,500
=============================================================================

The tax effects of temporary differences that give rise to the net long-term deferred income tax asset (liability) are presented below:

Capitalized software, net                    $(682,000)   ($210,200)
Property and equipment                          (2,600)     (43,500)
Capitalized leases                              29,600       32,400
Net operating loss                           1,165,000         -
Valuation allowance                           (285,600)        -
------------------------------------------------------------------------------
Net long-term deferred income tax
           asset (liability)                  $224,400     $(221,300)
==============================================================================


The Company has recorded a deferred tax asset of approximately $1,165,000 reflecting the benefit of $2,987,000 in loss carryforwards, which are available to offset taxable income through the year 2021. Realization depends on generating sufficient taxable income before expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that part of the deferred tax asset will be realized, and accordingly has provided a reserve against the deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during carryforward period are reduced.

For the years ended March 31, 2001, 2000 and 1999, the Company recognized for income tax purposes a tax benefit of $ 22,100, $112,700 and $76,646, respectively, for compensation expense related to its incentive stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital for the years ended March 31, 2001, 2000 and 1999.


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

Approximate future minimum annual lease payments under noncancelable operating leases are as follows:

Year ending March 31,
        2002                                          $493,000
        2003                                           374,000
        2004                                           156,000
--------------------------------------------------------------------------
                                                    $1,023,000
==========================================================================

Rental expense for operating leases approximated $735,000, $645,000, and $572,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

Employment Agreements:

The Company has entered into employment agreements which require the payment of approximately $836,000 and $76,000 for the next two years. In addition, certain of the agreements provide for bonus compensation based on certain performance goals, as defined.


7.   EMPLOYEE SAVINGS PLAN:

The Company has an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, all employees who are at least 21 years of age and have completed one year of service are eligible to defer up to 15% of their pre-tax compensation, but not more than the limit prescribed by the Internal Revenue Service. The Company matches 10% of employee contributions to a maximum of 6% of the employee's salary. The Company contributed approximately $34,000, $31,000 and $25,000 to the plan in the years ended March 31, 2001, 2000 and 1999, respectively.


8.   ACQUISITION  OF PIVOT TECHNOLOGIES, INC.:

PTI Corporation, formerly known as Pivot Technologies, Inc. ("Pivot"), a remote network servicer, was merged into a wholly owned subsidiary of the Company in a three-part step-acquisition. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the share of assets acquired and the liabilities assumed based upon the fair values at the dates of acquisition.

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

The investment in Pivot in 1999 is accounted for under the equity method of accounting whereby earnings or losses from the investment are reflected in the Company's earnings based on the Company's pro-rata ownership interest. The net loss from this investment for the year ended March 31, 1999 aggregated approximately $13,000. The excess of the Company's carrying value over the proportionate share of the underlying net assets of Pivot purchased aggregated approximately $905,000 and is being amortized over a period of 15 years.

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

At March 31, 2001, total goodwill arising from the purchase of Pivot aggregated approximately $ 3,004,000.

Results of operations for Pivot from June 2, 1999 through March 31, 2001 are included in the Company's consolidated income statement for the year ended March 31, 2000 and 2001.

The following summarized pro forma results of operations for the year ended March 31, 2000 have been prepared assuming the acquisition occurred at the beginning of the period.

March 31,                                             2000          1999
---------------------------------------------------------------------------
Net sales                                        $72,31,309   $69,079,454
Net income                                       $  213,906   $   668,938

Earnings per share:
  Basic and diluted                              $      .04   $       .15
---------------------------------------------------------------------------


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


10.     ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Information relating to the allowance for doubtful accounts is as follows:

                                  Balance at      Charged to      Balance
                                   Beginning       Costs and       at End
 Description                        of Year         Expenses       of Year
---------------------------------------------------------------------------
                                                 (in thousands)

Year ended March 31,
               1999                   $140                -           $140
               2000                    140                -            140
               2001                    140              317            457
---------------------------------------------------------------------------

11.	QUARTERLY RESULTS OF OPERATIONS (unaudited):

The following is a summary of the quarterly results of operations for the years ended March 31, 2001, 2000 and 1999:

                              June 30 September 30    December 31    March 31
------------------------------------------------------------------------------
                                   (in thousands, except per share data)

2001:
-----
Net revenue                   $21,628     $20,819      $18,570        $19,155
Cost of products sold          15,229      13,758       12,039         12,648
Cost of services provided       3,560       3,134        4,244          3,962
Net income (loss)                  (8)         34         (899)        (1,406)
Net income (loss) per common share:
  Basic                       $   -        $  .01       $ (.18)       $  (.28)
  Diluted                     $   -        $  .01       $ (.18)       $  (.28)


2000:
-----
Net revenue                   $18,363     $19,024      $17,644        $17,792
Cost of products sold          12,356      12,623       12,038         11,119
Cost of services provided       3,510       3,937        3,201          3,584
Net income                         73          52           63             35
Net income per common share:
  Basic                       $   .02     $   .01      $   .01        $   .01
  Diluted                     $   .02     $   .01      $   .01        $   .01


1999:
-----
Net revenue                   $17,073     $15,066      $17,313        $19,579
Cost of products sold          11,840       9,675       11,716         12,518
Cost of services provided       2,905       3,003        3,119          5,076
Net income                        207 (1)     215 (1)      135 (1)        353
Net income per common share:
  Basic                       $   .05 (1) $   .05 (1)  $   .03 (1)    $   .08
  Diluted                     $   .05 (1) $   .05 (1)  $   .03 (1)    $   .08
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

Dated: June 27, 2001

					 	MICROS-TO-MAINFRAMES, INC.

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

/s/ Howard Pavony                  Chairman of the Board        June 27, 2001
Howard Pavony

/s/ Steven H. Rothman               Chief Executive Officer,     June 27, 2001
Steven H. Rothman                   President and Director
                                   (Principal Executive Officer)


/s/ Frank T. Wong                   Vice President - Finance     June 27, 2001
Frank T. Wong                       (Principal Financial and
                                    Accounting Officer)

/s/ William Lerner                  Director                     June 27, 2001
William Lerner

/s/ Arnold J. Wasserman             Director                     June 27, 2001
Arnold J. Wasserman

/s/ Alvin E. Nashman                Director                     June 27, 2001
Alvin E. Nashman

/s/ James W. Davis                  Director                     June 27, 2001
James W. Davis