Form 10-Q
period 2001-06-30
MICROS TO MAINFRAMES INC
filed 2001-08-06
CIK 906282

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001




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

                        Yes   X    No    _



The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of July 31, 2001 was 5,087,719

INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and Subsidiaries as of June 30, 2001 and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements in order for them to be in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 24, 2001

Micros-to-Mainframes, Inc


Condensed Consolidated Balance Sheets



                                              June 30, 2001   March 31, 2001

                                                 Unaudited

ASSETS

Current assets:
  Cash and cash equivalents                   $  1,375,338     $   1,205,874
  Accounts receivable - trade, net
     of allowance of $506,000 and $457,000      19,219,151        18,591,369
  Inventories                                    1,976,700         1,827,691
  Prepaid expenses and other current assets      1,596,597         1,524,795
  Deferred and refundable income taxes             242,300           262,200
                                             --------------------------------
Total current assets                            24,410,086        23,411,929


Property and equipment                           6,344,269         5,600,028
  Less accumulated depreciation and
          amortization                           2,730,722         2,492,102
                                              -------------------------------
                                                 3,613,547         3,107,926


Goodwill                                         3,228,729         3,228,729

Deferred income taxes                              224,400           224,400
Other assets                                       299,419           274,701
                                               ------------------------------
Total Assets                                   $ 31,776,181     $ 30,247,685
                                               ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

Secured notes payable                           $ 7,100,000     $  7,620,000
  Accounts payable and accrued expenses           9,495,662        7,931,429
  Current portion of capital lease obligations      158,545           28,201
                                               ------------------------------
Total current liabilities                        16,754,207       15,579,630
Capital lease obligation, net of current portion    307,358            4,027
                                               ------------------------------
Total liabilities                                17,061,565       15,583,657




Commitments and contingencies


Shareholders' equity:
Common stock - $.001 par value;
  authorized 10,000,000 shares;
  issued and outstanding 5,105,119
        and 5,135,569 shares                         5,105             5,136
  Additional paid-in capital                    15,892,187        15,932,256
  Accumulated deficit                           (1,182,676)       (1,273,364)
                                                -----------------------------
Shareholders' equity                            14,714,616         14,664,028
                                               ------------------------------
Total Liabilities and Shareholders' Equity     $31,776,181      $  30,247,685
                                               ==============================



See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Operation

Three Months ended June 30,                          2001           2000
                                                           Unaudited

Net revenue:
Products                                       $   15,551,860  $ 16,359,008
Services                                            4,314,994     5,268,684
                                                   -------------------------
                                                   19,866,854    21,627,692
                                                   -------------------------

Costs and expenses:
Cost of products sold                              14,452,481    15,228,777
Cost of services provided                           2,468,631     3,248,119
Selling, general and administrative expenses        2,730,326     3,112,818
                                                   ------------------------
                                                   19,651,438    21,589,714
                                                   ------------------------

Other Income                                           17,393        15,573
Interest expense                                      122,221        69,970
                                                   ------------------------
Income (loss) before provision (benefit)for
             income taxes                             110,588       (16,419)

Provision (benefit) for income taxes                   19,900        (8,700)
                                                   -------------------------
Net  income (loss)                                  $  90,688    $   (7,719)
                                                   =========================

Net income (loss) per common share:
     Basic and diluted                                $  0.02           -


Weighted average number of common shares
    outstanding:
     Basic                                          5,130,037      4,880,212
                                                   =========================
     Diluted                                        5,131,035      4,880,212
                                                   =========================



See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows


                                                       Three Months Ended
                                                            June 30,

                                                      2001            2000
                                                    ------------------------
                                                          (Unaudited)

Cash flows from operating activities:
  Net income (loss)                               $   90,688        $ (7,719)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                      238,620         234,605
  Deferred income taxes                               19,900            -
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable        (627,782)     (2,607,189)
  Increase in inventory                             (149,009)       (625,369)
  Increase  in prepaid expenses and
  other current  assets                              (71,802)       (837,063)
  (Increase) decrease in other assets                (24,718)        (42,535)
  Increase (decrease) in accounts payable
  and accrued expenses                             1,564,233       1,621,004
                                                   --------------------------
Net cash provided by (used in) operating
              activities                           1,040,130      (2,264,266)
                                                   --------------------------


Cash flows from investing activities:
  Acquisition of property and equipment            (744,241)        (448,714)
                                                    -------------------------
  Net cash used in investing activities            (744,241)        (448,714)
                                                    =========================


Cash flows from financing activities:
  Borrowing (repayment) of secured notes payable   (520,000)        1,807,000
  Proceeds from exercise of stock options                               6,876
  Purchases of Treasury stock                       (40,100)
  Proceeds from capital lease equipment             449,296
  Payments on Capital lease obligations             (15,621)           (9,879)
                                                   ---------------------------
Net cash provided by (used in) financing activities(126,425)        1,803,997
                                                   ---------------------------

Net increase (decrease) in cash and cash equivalents 169,464         (908,983)
Cash and cash equivalents at the beginning of
                 period                            1,205,874        1,055,432
                                                   ---------------------------
Cash and cash equivalents at the end of period     1,375,338          146,449
                                                   ===========================

Supplemental disclosures  of cash flow  information:
Cash paid during the quarter for:

Interest                                            132,486            42,821
Income taxes                                                            7,137




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



        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 2001.



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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.



The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of that period's net sales.
                                       Percentage of Sales
                                   Three Months Ended June 30,
                                         2001      2000

Product sales ..........................   78.28%     75.64%
Service sales  ...... ..................   21.72      24.36
Net sales ..............................  100.00     100.00
Cost of products sold( as a % of
      product sales).....................  92.93      93.09
Cost of service  provided (as a % of
      Services ..........................  57.21      61.65
Total Direct Cost(as a % of total sales)   85.17      85.43
Selling, general and
     administrative expenses.............  13.74      14.39
Income (loss) before provision (benefit)
      for income taxes ..................   0.56      (0.08)
Net(loss) income.........................   0.46      (0.04)

The Three Months Ended June 30, 2001, as compared to the Three Months Ended June 30, 2000

     The Company had net sales of  approximately  $19,867,000  for the three
months  ended  June 30, 2001  ("First   Quarter   2002"),   as  compared  to
approximately $21,628,000 for the three months ended June 30, 2000 ("First Quarter 2001"). The decrease in sales of approximately 8.1% or approximately $1,761,000, in the First Quarter 2002 was primarily attributable to the decrease in hardware sales of approximately $807,000 or 4.9% and Service related sales of approximately $954,000 or 18.1%. The Company strategy is to secure higher margin sales and not pursue sales with low margins. The reduction in the sales during the First Quarter 2002 can be attributed to the general slowdown of the US economy particularly as it relates to the computer industry.

    As a percentage of product sales, the cost of products sold decreased slightly by 0.16% in the First Quarter 2002 and the costs of services as a percentage of the service revenue decreased 4.44%. Technical personnel salaries charged to cost of service sales decreased approximately 26% to approximately $1,282,000 from approximately $1,829,000 for the First Quarter 2001. During the last two Quarters, the Company has reduced these costs by increasing the utilization of its technical personnel.

     Selling, general and administrative expenses ("SG&A") were approximately $2,730,000 in the First Quarter 2002 as compared to $3,113,000 in the First Quarter 2001, a decrease of $383,000 or 12%. SG&A expenses as a percentage of net sales were 13.74% and 14.39% in the First Quarter 2002 and the First Quarter 2001, respectively. The decrease is due to a reduction of expenses in payroll, payroll taxes, employee benefits and other employee expenses, partially offset by increases in deprecation, insurance and other expenses during the First Quarter 2002.

    Other income was approximately $17,000 and $16,000 in the First Quarter 2002 and 2001, respectively. Interest expenses increased by approximately $52,000 in the First Quarter 2002 to approximately $122,000 from approximately $70,000 in the First Quarter 2001 due to higher borrowing from its bank in the First Quarter 2002.

   The effective income tax rate was approximately 18% for the First Quarter
2002.

    As a result of the forgoing, the Company had a net income of approximately $91,000 in the First Quarter 2002 compared to net loss of approximately $8,000 in the First Quarter 2001. The basic and dilutive earnings per common share were $0.02 in the First Quarter 2002 compared to $0.00 in the First Quarter 2001.

Recently Issued Accounting Standard


    As of April 1, 2001 the Company has adopted Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill was assigned to two reporting units, approximately $2.6 million from Pivot Technologies ("Pivot") and $599,000 from Data.com RESULTS, Inc ("DCR"), each a wholly owned subsidiary. As of the adoption date management has evaluated the goodwill, it has determined and believes no impairment exists.






LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                           June 30,       March 31,
                                             2001            2001
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $ 1,375        $ 1,206
Working capital ......................... $ 7,656        $ 7,832
Current ratio ..........................   1.46:1         1.50:1
Secured notes payable ..................  $ 7,100        $ 7,620
Working capital lines available.......... $ 3,939        $ 3,359

      The Company had working capital of approximately $7,656,000 as of June 30, 2001, a decrease of approximately $166,000 from March 31, 2001.

      During the First Quarter 2002, the Company had net cash provided by operating activities of approximately $1,040,000 consisting primarily of approximately $91,000 of net income, an increase of accounts payable $1,564,000 which were offset by an increase in accounts receivable of approximately $628,000, an increase in inventory of approximately $149,000, and an increase in prepaid expenses and other current assets of $75,000.

      The Company had cash used in investing activities of approximately $744,000 consisting of the acquisition of property and equipment of approximately $55,000, approximately $499,000 of capital lease equipment and approximately $234,000 from costs incurred in development of computer software.

      The Company had used approximately $126,000 cash from financing activities, of which $449,000 were proceeds from capital leases of equipment, offset by the repayment to its bank of $520,000 and purchase of its common stock of approximately $40,000.

     As a result of the foregoing, the Company had a net increase in cash of approximately $169,000.

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

On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate (6.75% at June 30, 2001) on the daily contract balance, and
(ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period plus 1.5% per annum., (5.5 % at June 30, 2001).

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

The Company's total outstanding debt under the revolving receivable financing facility was $7,100,000 and $7,620,,000 at June 30, 2001 and March 31, 2001,
respectively, and bears interest at the prime rate. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.


      The Company's current ratio decreased to 1.46:1 at June 30, 2001 from 1.50:1 at March 31, 2001.


      Our sources of liquidity include, but are not limited to, funds from operations and funds available under the two aforementioned credit facilities. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amounts of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements for the end of the fiscal year.

                         PART II  OTHER INFORMATION

None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date :  August 6, 2001              By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : August 6, 2001               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)




Date : August 6, 2001               By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      Principal Financial and
                                      Accounting Officer) and
                                      Secretary