Form 10-Q
period 2001-09-30
MICROS TO MAINFRAMES INC
filed 2001-11-14
CIK 906282

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001




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

                                 (845) 268-5000
                  (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X    No    _



The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of November 8, 2001 was 4,981,969

INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and Subsidiaries as of September 30, 2001 and the related condensed consolidated statements of income and cash flows for the three-month and the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 30, 2001

Micros-to-Mainframes, Inc and Subsidiaries

Balance Sheets

                                           September 30, 2001  March 31, 2001
                                                 Unaudited
ASSETS

Current assets:
  Cash and cash equivalents                    $    256,219    $  1,205,874
  Accounts receivable - trade, net of allowance
      of $509,000 and $457,000                   19,023,242      18,591,369
  Inventories                                     2,210,546       1,827,691
  Prepaid expenses and other current assets       1,598,318       1,524,795
  Deferred and refundable income taxes              262,200         262,200
                                               ------------------------------
Total current assets                             23,350,525      23,411,929



Property and equipment                            7,282,287       5,600,028
  Less accumulated depreciation and amortization  2,967,270       2,492,102
                                                -----------------------------
                                                  4,315,017       3,107,926


Goodwill                                          3,228,729       3,228,729



Deferred income taxes                               208,300         224,400
Other assets                                        183,426         274,701
                                               ------------------------------
Total Assets                                   $ 31,285,997    $ 30,247,685
                                               ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Secured notes payable                       $   7,100,000    $   7,620,000
  Accounts payable and accrued expenses           8,513,464        7,931,429
  Current portion of capital lease obligations      334,949           28,201
                                              -------------------------------
Total current liabilities                        15,948,413       15,579,630
Capital lease obligation, net of current portion    663,466            4,027
                                              -------------------------------
Total liabilities                                16,611,879       15,583,657




Commitments and contingencies



Shareholders' equity:
  Common stock - $.001 par value; authorized
   10,000,000 shares;  issued and outstanding
   5,006,369 and 5,135,569 shares                    5,006             5,136
  Additional paid-in capital                    15,760,664        15,932,256
  Accumulated deficit                           (1,091,552)       (1,273,364)
                                             ---------------------------------
Shareholders' equity                            14,674,118        14,664,028
                                             ---------------------------------
Total Liabilities and Shareholders' Equity   $  31,285,997     $  30,247,685
                                             =================================


See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc

Condensed Consolidated Statements of Income



                                           Six Months Ended  September 30

                                                2001              2000
                                                       Unaudited
                                            -------------------------------

Revenue
Products                                   $  28,505,640        $ 31,211,716
Service related sales                          8,951,847          11,235,422
                                            --------------------------------
                                              37,457,487          42,447,138
Costs and expenses:
Cost of products sold                         26,540,182          28,986,404
Cost related to service sales                  5,359,808           6,693,980
Selling, general and administrative expenses   5,117,538           6,579,159
                                             --------------------------------
                                              37,017,528          42,258,267

Other Income                                      26,105              36,690
Interest expenses                                241,652             182,370
                                              -------------------------------
Income before income taxes                       224,412              42,915


Provision for income taxes                        42,600              17,000
                                               ------------------------------

Net  income                                    $ 181,812           $  25,915
                                               ==============================

Net income per common share:
     Basic and Diluted                         $    0.04           $    0.01
                                               ==============================


Weighted average number of common
  shares used in calculation
      Basic                                    5,094,403            4,900,754
                                               -------------------------------
      Diluted                                  5,095,686            5,095,864
                                               -------------------------------




See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc
Condensed Consolidated Statements of Income


                                             Three Months Ended  September 30,
                                                    2001           2000
                                                         Unaudited
                                              --------------------------------
Revenue
Products                                     $  12,953,780       $ 14,852,708
Service related sales                            4,636,853          5,966,738
                                               --------------------------------
                                                17,590,633         20,819,446
Costs and expenses:
Cost of products sold                           12,087,701         13,757,627
Cost related to service sales                    2,891,177          3,134,138
Selling, general and administrative expenses     2,387,212          3,777,064
                                                ------------------------------
                                                17,366,090         20,668,829


Other Income                                         8,712             21,117
Interest expenses                                  119,431            112,400

Income before income taxes                         113,824             59,334

Provision for income taxes                          22,700             25,700
                                                 -----------------------------
Net  income                                     $   91,124         $   33,634
                                                 =============================

Net income per common share:
     Basic and Diluted                          $     0.02         $     0.01
                                                ===============================


Weighted average number of common
 shares used in calculation
     Basic                                       5,059,158          4,890,539
                                                 -----------------------------
     Diluted                                     5,060,302          5,116,770
                                                 -----------------------------




See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

                                                      Six Months Ended
                                                         September 30,
                                                  2001               2000
                                                ----------------------------
                                                        (Unaudited)

Cash flows from operating activities:
  Net income                                       $  181,812     $   25,915
  Adjustments to reconcile net income
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                       475,168        374,303
  Amortization of goodwill                               -           126,341
  Deferred income taxes                                16,100           -
  Changes in operating assets and liabilities:
  Increase in accounts receivable                    (431,873)     (1,691,100)
  Increase in inventory                              (382,855)       (399,723)
  Increase  in prepaid expenses and
  other current  assets                               (73,523)       (466,830)
  Decrease in other assets                             91,275          15,104
  Increase in accounts payable
  and accrued expenses                                582,035       1,545,518
                                                  ----------------------------
Net cash provided by (used in) operating
 activities                                           458,139        (470,472)
                                                  ----------------------------

Cash flows from investing activities:
  Acquisition of property and equipment            (1,682,259)       (989,188)
                                                  ----------------------------
  Net cash used in investing activities            (1,682,259)       (989,188)
                                                  ----------------------------

Cash flows from financing activities:
  Borrowing (repayment) of secured notes payable    (520,000)        1,960,000
  Proceeds from exercise of stock options               -               10,501
  Net proceeds from issuance of common stock            -              820,025
  Purchases of Treasury stock                       (171,722)              -
  Proceeds from capital lease obligations          1,074,428               -
  Payments on Capital lease obligations             (108,241)          (19,964)
                                                  -----------------------------
Net cash provided by financing activities            274,465         2,770,562
                                                  -----------------------------

Net increase (decrease)  in cash and
  cash equivalents                                  (949,655)        1,310,902
Cash and cash equivalents at the beginning
 of period                                          1,205,874        1,055,432
                                                   ----------------------------
Cash and cash equivalents at the end of period     $  256,219      $ 2,366,334
                                                   ============================

Supplemental disclosures  of cash flow  information:

Cash paid during the quarter for:
Interest                                           $  228,892      $   174,371
Income taxes                                       $    6,057      $     7,137


See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Description of Business and Basis Presentation

   Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies, Inc.)("Pivot"), and Data.Com RESULTS, Inc. ("Data.Com") (collectively, the "Company" or "MTM") serve as a single source provider of advanced technology solutions. The Company is a premier provider of network analysis and diagnostics, management, architecture, design, implementation and support services, as well as technology acquisition and deployment workflow management systems serving the New York Tri-State area since 1986. The Company practices in Network Analysis, Network & Systems Management, Internet Services, IT Consulting, Data & Network Security, Network Infrastructure Engineering, Integrated Communications, Technology Acquisition and Deployment Workflow Automation and Enterprise LifeCycle Managed Services create a comprehensive computer and communication services suite. The Company is an authorized reseller/partner for Intel Corp, IBM Corporation, Dell Computer Corporation, Compaq Computer Corporation, Hewlett Packard Company, Cisco Systems, Inc, Citrix System, Inc., Axent Technologies, Inc., AT&T, Level 3 Communication, Inc., Microsoft Corporation, 3Com Corporation and Novell, Inc.




        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 2001.



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



The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of that period's net sales.
                                       Percentage of Sales
                                        Percentage of Sales

                                Six Months ended    Three Months ended
                                  September 30,        September 30,
                               2001        2000       2001       2000
Product sales...............     76.10%     73.54%    73.64%     71.34%
Services sales .............     23.90      26.46     26.36      28.66
Net sales ..................   100.00     100.00    100.00      100.00
Cost of product sales ( as a
   % of product sales)......     93.11      92.87    93.31       92.63
Cost of services provided (as a
   % of services)                59.87      60.44    62.35       52.53
Total direct costs( as a % of
    total sales).............    85.16      84.06    85.15       81.13
Selling, general and
     administrative expenses.    13.66      15.50    13.57       18.14
Income before income taxes...     0.60       0.10     0.72       0.29
Net income...................     0.49       0.06     0.59       0.16



The Six Months Ended September 30, 2001 (Fiscal 2002), as compared to the Six Months Ended September 30, 2000(Fiscal 2001).

 The Company had net sales of approximately $37,457,000 for the Six Months Ended September 30, 2001(the "2002 Period"), as compared to approximately $42,447,000 for the Six Months Ended September 30, 2000 (the "2001 Period"). The Company had net sales of approximately $17,591,000 for the Three Months Ended September 30, 2001 ("Second Quarter 2002"), as compared to approximately $20,819,000 for the Three
Months Ended September 30, 2000 ("Second Quarter 2001").   The decrease
in sales of approximately 12% and 16% for the 2002 Period and Second Quarter 2002, respectively, were attributable to decreases in product sales of $2,706,000 and $1,899,000 for the 2002 Period and Second Quarter 2002, respectively, and decreases in the service related sales of approximately $2,284,000 and approximately $1,330,000 for the 2002

Period and Quarter. The revenue related to the service and consulting business was approximately $8,952,000 for the 2002 Period and approximately $4,637,000 in the Second Quarter 2002, as compared to approximately $11,230,000 for the 2001 Period and approximately $5,967,000 for the 2001 Quarter. These figures represent a decreases in revenue of approximately 9% and 12% for the products sales, and 20% and 22% for the service related sales for the 2000 Period and Quarter, respectively. The reduction in the sales during the 2002 Period and the Second Quarter 2002 can be attributed to the general slowdown of the US economy, particularly as it relates to the computer industry.



Cost of products sales includes the direct costs of products sold and freight expenses, offset by rebates from manufacturers. As a percentage of product sales, the cost of products sold increased slightly by 0.55% and 0.68% in the 2002 Period and Second Quarter, respectively. The Cost of Services includes the personnel costs associated with providing technical services and products and parts related to the service contract. The cost of services provided decreased slightly by 0.57% in the 2002 Period and increased by 9.82% in the second Quarter 2002. The increase in the cost of services provided was due to a result of competitive pressures on the existing market condition, and the slowdown in the industry. There was a decrease in procurement and IT services projects as anticipated in our cost cutting budget accomplished in our first quarter.

Selling, general and administrative expenses ("SG&A") were approximately $5,117,000 in the 2002 Period as compared to approximately $6,579,000 in the 2001 Period and approximately $2,387,000 for the Second Quarter 2002 compared to approximately $3,777,000 for the 2001 Quarter. This represented a decrease of approximately 22% for SG&A during the 2002 Period and 36% during the 2002 Quarter as compared to the 2001 Period and Second Quarter 2001. As a percentage of net sales, SG&A decreased to 13.66% from 15.50% and to 13.57% from 18.14% for the 2002 Period and 2001 period, and for the Second Quarter 2002 and Second Quarter 2001, respectively. The decrease was due to a reduction of expenses in payroll, payroll taxes, offices expenses, sales expenses and telephone.

Other income decreased to approximately $26,000 in the 2002 Period and approximately $9,000 in Second Quarter 2002 as compared to approximately $37,000 in the 2001 Period and approximately 21,000 in Second Quarter 2001. Interest expenses increased to approximately $242,000 in the 2002 Period and 119,000 in Second Quarter 2002 from approximately $182,000 in the 2001 Period and approximately $112,000 in the Second Quarter 2001, due to higher bank borrowing in the 2002 Period and Second Quarter 2002.

The effective income tax rate was 18% in the 2002 Period and Second
Quarter 2002.

As a result of the forgoing, the Company had net income of approximately $182,000 in the 2002 Period compared to approximately $26,000 in the 2001 Period, and approximately $91,000 for the 2002 Quarter compared to approximately $34,000 for the 2001 Quarter.
The basic and diluted earnings per share were $0.04 in the 2002 Period and $0.2 for the Second Quarter 2002 as compare to $0.01 for 2001 Period and $0.01 in the Second Quarter 2001.


Recently Issued Accounting Standard

    As of April 1, 2001 the Company has adopted Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill was assigned to two reporting units, approximately $2.6 million from Pivot Technologies ("Pivot") and $599,000 from Data.com RESULTS, Inc ("DCR"), each a wholly owned subsidiary. As of the adoption date, management has evaluated the goodwill and it has determined and believes no impairment exists.

LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                        September 30,     March 31,
                                             2001            2001
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $   256        $ 1,206
Working capital ......................... $ 7,402        $ 7,832
Current ratio ..........................   1.46:1         1.50:1
Secured notes payable ..................  $ 7,100        $ 7,620
Working capital lines available.......... $ 5,008        $ 3,359

     The Company had working capital of approximately $7,402,000 as of September 30, 2001, a decrease of approximately $430,000 from March 31, 2001.


      During the 2002 Period, the Company had net cash provided by operating activities of approximately $458,000 consisting primarily of approximately $182,000 of net income, an increase of accounts payable $582,000 which were offset by an increase in accounts receivable of approximately $432,000, an increase in inventory of approximately $383,000, and an increase in prepaid expenses and other current assets of $73,000.

      The Company had cash used in investing activities of approximately $1,682,000 consisting of the acquisition of property and equipment of approximately $113,000, approximately $1,074,000 of capital lease equipment and approximately $495,000 from costs incurred in the development of computer software.

      The Company had net cash provided from financing activities of approximately $274,000, of which $1,074,000 were proceeds from capital leases of equipment, offset by payment of capital leases obligation of approximately $108,000, the repayment to its bank of $520,000 and repurchase of its common stock of approximately $171,000.

     As a result of the foregoing, the Company had a net decrease in cash of approximately $950,000.

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

   On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period plus 1.5% per annum. (4.1613 % at September 30, 2001).

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

The Company's total outstanding debt under the revolving receivable financing facility was $7,100,000 and $7,620,000 at September 30, 2001 and March 31, 2001, respectively, and bears interest at the prime rate. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.

The financing agreements are effective until notice of termination is given by either party (within a specific time-frame, as defined). On October 5, 2001, the Company received acknowledgement from one of its financing institutions giving notice to terminate such financing relationship as of January 18, 2002. The Company has an offer from another financial institution for a similar type of credit arrangement. The Company is in process of negotiating the terms and details of the
agreement with the other institution.   It is expected that a new
agreement will be in place prior to the January 18, 2002 date.


      The Company's current ratio decreased to 1.46:1 at September 30, 2001 from 1.50:1 at March 31, 2001.


    Our sources of liquidity include, but are not limited to, funds from operations and funds available under the two aforementioned credit facilities. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amounts of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements for the next 12 months.

                         PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Stockholders held on
October 31,2001 the following proposals were adopted by the vote specified below:

        Proposal                      For                 Withheld
                                   Election               Authority

1. Election of Directors:

  Howard Pavony                   4,372,521               383,224
  Steve Rothman                   4,372,521               383,224
  William Lerner                  4,730,021               383,724
  Arnold Wasserman                4,730,021               383,724
  Alvin E. Nashman                4,730,021               383,724
  James W Davis                   4,730,021               383,724


2. Ratification of the appointment of Goldstien Golub Kessler LLP as independent auditors for fiscal year ending March 31, 2002

            For         Against         Abstain     Broker Non-vote

         4,370,264      384,779          702

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date :  November 8, 2001              By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date :  November 8, 2001              By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)




Date :  November 8, 2001               By: /s/ Frank T. Wong
                                        Frank T. Wong
                                        Vice President - Finance
                                        Principal Financial and
                                        Accounting Officer) and
                                        Secretary