Form 10-Q
period 2001-12-31
MICROS TO MAINFRAMES INC
filed 2002-02-14
CIK 906282

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2001



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

Common Stock, $.001 par value 4,962,569 shares as of February 11, 2002

INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and Subsidiaries as of December 31, 2001 and the related condensed consolidated statements of operations for the three-month periods and the nine-month periods ended December 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements in order for them to be in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 31, 2002

Micros-to-Mainframes, Inc. and Subsidiaries
Balance Sheets

                                           December 31, 2001   March 31, 2001

                                               Unaudited

ASSETS
Current assets:
  Cash                                        $  748,979         $  1,205,874
  Accounts receivable - trade, net of
  allowance of $616,000 and $457,000          19,851,301           18,591,369
  Inventories                                  2,102,678            1,827,691
  Prepaid expenses and other current assets    1,338,125            1,524,795
  Deferred and refundable income taxes           186,700              262,200
                                            ---------------------------------
Total current assets                          24,227,783           23,411,929


Property and equipment                         7,498,291            5,600,028
  Less accumulated depreciation
     and amortization                          3,427,823            2,492,102
                                           ----------------------------------
                                               4,070,468            3,107,926


Goodwill                                       3,228,729            3,228,729

Deferred income taxes                             68,300              224,400
Other assets                                     277,566              274,701
                                           ----------------------------------
Total Assets                                  31,872,846           30,247,685
                                           ==================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Secured notes payable                    $  8,860,109         $  7,620,000
  Accounts payable and accrued expenses       7,372,142            7,931,429
  Current portion of capital
      lease obligations                         346,757               28,201
                                           ---------------------------------
Total current liabilities                    16,579,008           15,579,630
Capital lease obligation, net of
       current portion                          575,316                4,027
                                           ---------------------------------
Total liabilities                            17,154,324           15,583,657



Commitments and contingencies

Shareholders' equity:
  Common stock - $.001 par value; authorized
  10,000,000 shares; issued and outstanding
  4,968,869 and 5,135,569 shares                 4,969                5,136
  Additional paid-in capital                15,704,368           15,932,256
  Accumulated deficit                         (990,815)          (1,273,364)
                                          ----------------------------------
Shareholders' equity                        14,718,522           14,664,028
                                          ----------------------------------
Total Liabilities and Shareholders' Equity $31,872,846          $30,247,685
                                          ==================================


See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations



                                                   Unaudited Nine Months
                                                    Ended  December 31

                                                  2001              2000
                                             --------------------------------

Revenue:
Products                                     $ 45,308,004      $ 44,062,131
Service related sales                          14,807,962        16,954,880
                                            ---------------------------------
                                               60,115,966        61,017,011
Costs and expenses:
Cost of products sold                          41,609,914        41,025,110
Cost related to service sales                   9,862,648        10,938,330
Selling, general and administrative expenses    7,978,378        10,164,991
                                            ---------------------------------
                                               59,450,940        62,128,431

Other Income                                       33,013            47,835
Interest expense                                  358,490           302,938
                                           ---------------------------------
Income (loss) before provision
      (benefit)for income taxes                   339,549        (1,366,523)



Provision (benefit) for income taxes              57,000           (493,862)
                                           ---------------------------------
Net  income (loss)                          $    282,549       $   (872,661)
                                           =================================

Net income (loss) per common shares:
                                          ----------------------------------
     Basic and diluted                      $       0.06      $      (0.18)
                                          ==================================

Weighted average number of common shares
    outstanding:
     Basic                                     5,057,124          4,972,512
                                         ===================================
     Diluted                                   5,057,929          4,972,512
                                         ===================================



See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

                                                     Unaudited Three Months
                                                        Ended  December 31
                                                       2001           2000
                                                -----------------------------

Revenue:
Products                                         $ 16,802,364   $ 12,850,415
Service related sales                               5,856,115      5,719,458
                                                -----------------------------
                                                   22,658,479     18,569,873
Costs and expenses:
Cost of products sold                              15,069,732     12,038,706
Cost related to service sales                       4,502,840      4,244,350
Selling, general and administrative expenses        2,860,840      3,586,832
                                                -----------------------------
                                                   22,433,412     19,869,888

Other Income                                            6,908         11,145
Interest expense                                      116,838        120,568
                                                -----------------------------
Income(loss) before provision
        (benefit) for income taxes                    115,13      (1,409,438)


Provision (benefit) for income taxes                  14,400        (510,862)
                                                -----------------------------
Net  income (loss)                              $    100,737    $   (898,576)
                                                =============================


Net income (loss) per common shares:
     Basic and diluted                          $      0.02      $    (0.18)
                                                =============================


Weighted average number of common shares
    outstanding:
     Basic                                        4,982,662        5,135,569
                                                =============================
     Diluted                                      4,992,188        5,135,569
                                                =============================

See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

                                                Nine Months Ended December 31,
                                                      2001          2000
                                               -------------------------------
                                                         (Unaudited)

Cash flows from operating activities:
  Net income (loss)                             $   282,549     $   (872,661)
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
  Depreciation and amortization                     935,721          762,910
  Deferred income taxes                              57,000              -
  Changes in operating assets and liabilities:
  Decrease in accounts receivable                (1,259,932)      (3,328,273)
  Increase in inventory                            (274,987)        (435,291)
  Decrease (increase)in prepaid expenses and
  other current  assets                             186,670         (524,396)
  (Increase) decrease in other assets                (2,865)          65,308
  Increase (decrease) in accounts payable
  and accrued expenses                             (559,287)        (500,394)
  Decrease in Refundable income taxes               174,600              -
  Decrease in income tax payable                       -             976,063
                                                 -----------------------------
Net cash used in operating activities              (460,531)      (3,856,734)
                                                 -----------------------------

Cash flows from investing activities:
  Acquisition of property and equipment          (1,898,263)      (1,368,679)
                                                 -----------------------------
  Net cash used in investing activities          (1,898,263)      (1,368,679)
                                                 -----------------------------


Cash flows from financing activities:
  Borrowing of secured notes payable             1,240,109         4,060,000
  Proceeds from exercise of stock options                             17,031
  Net proceeds from issuance of common stock                         820,027
  Purchases of common stock                       (228,055)
  Proceeds from capital lease equipment          1,074,428
  Payments on Capital lease obligations           (184,583)          (30,276)
                                                ------------------------------
Net cash provided by  financing activities       1,901,899         4,866,782
                                                ------------------------------

Net decrease in cash                             (456,895)          (358,631)
Cash at the beginning of period                 1,205,874          1,055,432
                                               -------------------------------
Cash at the end of period                      $  748,979        $   696,801
                                               ===============================


Supplemental disclosures  of cash flow information:
Cash paid during the period for:
Interest                                       $ 318,807         $   275,890
Income taxes                                       9,707               7,137



See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

    Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies, Inc.)("Pivot"), and Data.Com RESULTS, Inc. ("Data.Com") (collectively, the "Company" or "MTM") serve as a single source provider of advanced technology solutions. The Company is a premier provider of network analysis and diagnostics, management, architecture, design, implementation and support services, as well as technology acquisition and deployment workflow management systems serving the New York Tri-State area since 1986. The Company practices in Network Analysis, Network & Systems Management, Internet Services, IT Consulting, Data & Network Security, Network Infrastructure Engineering, Integrated Communications, Technology Acquisition and Deployment Workflow Automation and Enterprise LifeCycle Managed Services create a comprehensive computer and communication services suite. The Company is an authorized reseller/partner for Intel Corp, IBM Corporation, Dell Computer Corporation, Compaq Computer Corporation, Hewlett Packard Company, Cisco Systems, Inc, Citrix Systems, Inc., Axent Technologies, Inc., AT&T, Level 3 Communication, Inc., Microsoft Corporation, 3Com Corporation and Novell, Inc.


        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 2001.



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

                                        Percentage of Sales

                                Nine Months ended    Three Months ended
                                  December 31,           December  31,
                                   2001        2000       2001       2000
                              ----------------------------------------------
Product sales...............      75.37%     72.21%    74.15%       69.20%
Services ...................      24.63      27.79     25.85        30.80
Net sales ..................     100.00     100.00    100.00       100.00

Cost of product sales ( as a
   % of product sales)......      91.84      93.11     89.69        93.68
Cost of services provided (as a
   % of services)                66.60      64.51     76.89         74.21
Total direct costs( as a % of
    Total sales).............    85.62      85.16     86.38         87.69
Selling, general and
     administrative expenses.    13.27      16.66     12.63         19.32
Income(Loss) before income taxes. 0.56      (2.24)     0.50        ( 7.59)
Net Income(loss).............     0.47      (1.43)     0.44        ( 4.84)


The Company had net sales of approximately $60,116,000 for the Nine Months Ended December 31, 2001(the "2002 Period"), as compared to approximately $61,017,000 for the Nine Months Ended December 31, 2000 (the "2001 Period"). The Company had net sales of approximately $22,658,000 for the Three Months Ended December 31, 2001 ("Third Quarter 2002"), as compared to approximately $18,570,000 for the Three Months Ended December 31, 2000 ("Third
Quarter 2001").   There was a decrease in sales of approximately
1% for the 2002 Period. There was an increase of 18% for Third Quarter 2002,which was attributable to an increase in product sales of $3,952,000 for the 2002 Period. There was a decease in the service related sales of approximately $2,147,000 for the 2002 Period and an increase of approximately $137,000 in the 2002 Third Quarter. The revenue related to the service and consulting business was approximately $14,808,000 for the 2002

Period and approximately $5,856,000 in the Third Quarter 2002, as compared to approximately $16,955,000 for the 2001 Period and approximately $5,719,000 for the 2001 Quarter. These figures represent an increase in revenue of approximately 3% and 31% for the products sales, and a decrease of 13% in the 2001 Period and a slight increase of 0.6% in the 2002 Third Quarter for the service related sales, respectively. The increase in sales was due to the combination of increased sales to new and existing customers.

The Company had purchased more products directly from the manufacturers as opposed to the distribution channel than in prior Periods. This has allowed the Company to eliminate the middle man in some cases which leads to the additional profit margins during the past 9 months. As a result, the gross profit margin on products sales increased 1% and 4% in the 2002 Period and Third Quarter, respectively.

Gross profit margin on services provided decreased 2% and 3% for the 2002 Period and Third Quarter 2002, respectively.


Selling, general and administrative expenses ("SG&A") were approximately $7,978,000 in the 2002 Period as compared to approximately $10,165,000 in the 2001 Period and approximately $2,861,000 for the Third Quarter 2002 compared to approximately $3,587,000 for the 2001 Quarter. This represented a decrease of approximately 22% for SG&A during the 2002 Period and for the 2002 Quarter as compared to the 2001 Period and Quarter, respectively. As a percentage of net sales, SG&A decreased to 13.27% from 17% and to 13% from 19% for the 2002 Period compared to the 2001 period, and for the Third Quarter 2002 compared to the Third Quarter 2001, respectively. The decrease was due to a reduction of expenses in payroll, payroll taxes, office expenses, sales expense and telephone.


Other income decreased to approximately $33,000 in the 2002 Period and approximately $7,000 in the Third Quarter 2002 as compared to approximately $48,000 in the 2001 Period and approximately 11,000 in Third Quarter 2001.Interest expenses increased to approximately $358,000 in the 2002 Period and decreased to 117,000 in Third Quarter 2002 from approximately $303,000 in the 2001 Period and approximately $121,000 in the Third Quarter 2001. The Company borrowed at interest rates ranging from 3.4% to 6% at December 31, 2001 as compared to 8.25 % at December 31, 2000. Due to higher bank borrowing, interest expenses increased in the 2002 Period, but a slight decreased in the Third Quarter 2002.


The effective income tax rate was 17% in the 2002 Period and 13% in the Third Quarter 2002.


As a result of the forgoing, the Company had net income of approximately $283,000 in the 2002 Period as compared to a net loss of approximately $873,000 in the 2001 Period, and net income of $101,000 for the 2002 Quarter compared to a net loss of
approximately $899,000 for the 2001 Quarter.   The basic and
diluted earnings per share were $0.06 in the 2002 Period and $0.02 for the Third Quarter 2002 as compared to losses per share of $0.18 for both the 2001 Period and Quarter 2001.

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



Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

                                         December 31,      March 31
                                            2001            2001
                                            (Dollars in thousands,
                                          except current ratio data)

Cash ...................................  $    749           $ 1,206
Working capital ........................  $  7,649           $ 7,832
Current ratio ..........................     1.46:1           1.50:1
Secured notes payable . . . . . . . . ..  $  8,860           $ 7,620
Working capital line available .........  $  3,616           $ 3,359

      The Company had working capital of approximately $7,649,000 as of December 31, 2001, a decrease of approximately  $193,000 from March 31, 2001.

      During the 2002 Period, the Company had net cash used in operating activities of approximately $461,000 consisting primarily of approximately an increase of accounts receivable
$1,260,000, an increase in inventory of approximately $275,000 and a decrease in accounts payable and accrued liabilities of $559,000, and offset by net income of $283,000, a decrease in refundable income taxes of $174,600 and a decrease in deferred tax asset of $57,000.

      The Company had cash used in investing activities of approximately $1,898,000 consisting of the acquisition of property and equipment of approximately $87,000, approximately $1,074,000 of capital lease equipment and approximately $737,000 from costs incurred in the development of computer software.

      The Company had net cash provided from financing activities of approximately $1,902,000 of which $1,240,000 borrowed from its bank, $1,074,000 were proceeds from capital leases of equipment, offset by payment of capital leases obligation of approximately $185,000 and repurchase of its common stock of approximately $228,000.

     As a result of the foregoing, the Company had a net decrease in cash of approximately $457,000.

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

    On the revolving receivable financing facility, the Company has a choice of two types of loans: (i) the prime rate loan, in which interest is calculated at the prime rate on the daily contract balance, and (ii) the LIBOR loan, in which the unpaid principal amount of LIBOR loans shall bear interest prior to maturity at a rate per annum equal to the LIBOR in effect for each interest period plus 1.5% per annum. (3.6063 % at December 31, 2001).

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

     The Company's total outstanding debt under the revolving receivable financing facility was $8,860,109 and $7,620,000 at December 31, 2001 and March 31, 2001, respectively, and bears interest at the prime rate. The Company also pays an unused line fee of .125% per annum on the daily average of the unused amount of the revolving receivable financing facility.

     The financing agreements are effective until notice of termination is given by either party (within a specific time-frame, as defined). On October 5, 2001, the Company received acknowledgement from one of its financing institutions giving notice to terminate such financing relationship as of January 18, 2002. On January 17, 2002, the Company has entered into a $16,000,000 financing facility with another financial institution for a similar type of credit arrangement. This credit facility is comprised of a floor plan agreement and a revolving receivable financing facility, and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other
floor planners who have the lien thereon).    The floor-plan
agreements generally allow the Company to borrow for a period of 30 to 45 days interest free. Interest is charged to the Company only after the due date. In addition, the agreements provides for minimum amounts of tangible net worth and specified financial ratios. The borrowing interest rate on the revolving receivables financing loan is a per annum rate one half of one percentage point (0.5%) below the Base rate. The Base rate is the prime rate as listed in the Wall Street Journal. The Company borrowing rate is 4.25% as of February 11, 2002.


      The Company's current ratio decreased to 1.46:1 at December 31, 2001 from 1.50:1 at March 31, 2001.


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

                      Part II Other INFORMATION




Item 6. Exhibits


10.1 Business Financing Agreement as of January 17, 2002 between Textron Financial Corporation and Micros to Mainframes, Inc.


10.2    Schedule to Loan and Security Agreement

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date : February 11,2002               By: /s/ Howard A.  Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : February 11,2002               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer and
                                      President and Director


Date : February 11,2002              By: /s/ Frank T. Wong
                                      Frank T. Wong
                                     Vice President - Finance
                                    (Principal Financial and
                                     Accounting Officer) and
                                     Secretary