Form 10-K
period 2002-03-31
MICROS TO MAINFRAMES INC
filed 2002-06-27
CIK 906282

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-K

[X]      Annual report under Section 13 of 15(d) of the Securities
         Exchange Act of 1934
         For the fiscal year ended March 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from ____________ to _____________

                          Commission file number: 0-22122

                              MICROS-TO-MAINFRAMES, INC.
                (Exact Name of Registrant as Specified in its Charter)

                      New York                       13-3354896
        (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)          Identification Number)


614 Corporate Way, Valley Cottage, New York          10989
(Address of principal executive offices)          (Zip  Code)

Registrant's telephone number, including area code:  (845) 268-5000

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



	The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 20, 2002 was $5,160,301 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

	The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of June 20, 2002 was 4,849,669

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


	The Company reorganized its operations in Fiscal 2000. All of the services inclusive of highend hardware previously offered by the Company, including those provided by MTM, Pivot, the Advanced Technologies Group and Data.Com, are now reported as one unit. The service business represented over $20,309,000 in revenue for Fiscal 2002.

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

	The Company was incorporated on May 12, 1986 in the State of New York.

INDUSTRY

	The microcomputer industry has become a multi-billion dollar industry since its development in the late 1970's. Management believes that this is attributable to rapid technological advances leading to the development of significantly more powerful microcomputers at substantially lower prices than larger minicomputers. The use of microcomputers has become widespread throughout the workplace due to the smaller size of microcomputers, as compared to minicomputers, and the microcomputer's versatility and ability to connect to and share information with mainframe systems. The Company believes, based on its knowledge of the industry and industry data, that the microcomputer industry experienced a compound annual growth rate of almost 50% from 1984 to 1988 and a more modest annual rate of growth ranging from 10% to 17% since 1988. The tragic events of September 11, 2001 affected
all industries.   Many companies reduced their capital expenditures in
2001 due to the economic downturn. This reduction adversely impacted the growth we experienced in of the products and services revenue. The Company believes this is temporary, and the industry will continue to grow at a modest rate in the future, although there can be no assurance that it will.

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

PRODUCTS

	The Company markets microcomputers, printers, displays, video conferencing products, LAN and WAN products, plotters, software and other peripheral products. MTM is an authorized sales and service dealership of microcomputer equipment and related products supplied primarily by major manufacturers, including, but not limited to,

Compaq Computer Corporation, IBM Corporation, Dell Computer Corporation, Hewlett-Packard Company, Seagate Technology, Inc., Cisco Systems, Inc., Fore Systems, Inc., Canon USA, Inc., Novell, Inc. and Toshiba American Information. The Company offers a variety of products manufactured by other companies, including Cisco Systems, Inc., Eizo Corporation., NEC Technologies, Inc., 3COM Corporation, Cubix Corporation, Madge Development Corp., and software products from major suppliers, including Microsoft Corporation and IBM Citrix Systems, Inc., Cheek Point Software Technologies, Ltd., Computer Associates and Symantec Corporation.

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

	The Company's lab features several different LAN and WAN operating systems from such manufacturers as Microsoft, Novell, IBM, Citrix, Compaq-SANS, and Cisco includes the entire spectrum of computer sizes.

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

REMOTE NETWORK SERVICES

	The Company, through Pivot, provides remote network services to its clients. Remote network services are designed to monitor local, wide area and private virtual networks remotely from Pivot's offices at 614 Corporate Way in Valley Cottage, New York.

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

MARKETING AND SALES

	The Company's marketing efforts are focused on Fortune 500 corporations and, to a greater degree, Fortune 2000 corporations, professional firms and governmental and educational institutions. Except for major corporate accounts, these customers generally do not have internal computer support personnel. Management believes that the increasing complexity of microcomputer systems, increased usage of microcomputers in the workplace and the trend toward network interconnecting will cause business and institutional customers to require significant levels of outsourced customer support services, such as those provided by the Company. The Company believes that these customers are increasingly relying on their dealers and suppliers to provide, in addition to competitive pricing, a one-stop solution-based approach to their data processing requirements. The Company uses such an approach which addresses purchasing, compatibility, maintenance, support, training and obsolescence.

	The Company has approximately 228 active clients. The Company's customers are well diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution,
law and accounting firms.   For the fiscal year ended March 31, 2002 ,
("Fiscal 2002") , approximately 20% of the revenue were derived from Deutsche Bank of New York (Deutsche Bank). The Company has been working under an oral agreement with Deutsche Bank to purchase computer hardware and services. There is no long term agreement with Deutsche Bank. For Fiscal 2002, the Company derived approximately 12%
of its revenue  from Verizon Wireless. The Company entered into a three year desktop maintenance and support contract with Verizon Wireless, such contract expires in April 2005 and is renewable each year thereafter. For the fiscal years ended March 31, 2002,
2001("Fiscal 2001")  and 2000 ("Fiscal 2000"),  approximately 12%, 19%
and 19% , respectively, of the Company's total revenues were derived from sales to PaineWebber, Incorporated ("PaineWebber").  Even though the Company's agreement with PaineWebber terminated on February 28,
1998, the Company is continuing to do business with PaineWebber on generally the same terms as the expired agreement. The Company is continuing its efforts to negotiate an agreement with PaineWebber. In Fiscal 2002, 2001 and 2000, A.I. Credit Corp.("A.I. Credit") accounted for 10%, 17% and 19%, respectively, of the Company's revenue. The
Company has been working under an oral agreement with A.I. Credit to purchase computer hardware and services. While the Company believes it will be able to maintain its relationship with Deutsche Bank, Verizon Wireless, PaineWebber and A.I. Credit, no assurance thereof can be given.  In any event, sales to Deutsche Bank, PaineWebber and A.I.
Credit are negotiated on a case by case basis.   Although the
Company's customer base has increased, the loss of Deutsche Bank, Verizon Wireless, PaineWebber or A.I. Credit, would be expected to have a material adverse effect on the Company's operations.

	As of June 14, 2002, the Company employed 28 salespersons, sales assistants and marketing persons who are paid salaries, commissions and/or a combination of both. The Company's sales executives regularly call on management at companies seeking solutions for their computer problems. While the Company's marketing activities are focused on Fortune 2000 corporations located in the tri-state Metropolitan New York area and throughout New England, the Company sells its products and services to branch offices of its customers, including Fortune 500 corporations, throughout the United States. The Company also relies on customer referrals from its major suppliers and manufacturers who often receive requests for a systems integrator to design and install their systems.

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

	Sales of Dell Computer ("Dell") products have accounted for approximately 10%,22% and 30% of the Company's revenues during Fiscal
2002, Fiscal 2001 and Fiscal 2000, respectively,   All or
substantially all of such products were purchased directly from Dell. Sales of Compaq products accounted for approximately 22%, 18%, and 11% of the Company's revenues during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively. Sales of Hewlett Packard products accounted for 10% of the Company revenues during Fiscal 2002. No other supplier's products accounted for 10% or more of the Company's revenue during Fiscal 2002, Fiscal 2001 or Fiscal 2000. The Company's sales of products purchased through Tech Data Corporation ("Tech Data") accounted for approximately 25%,33% and 25% during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively. The Company's sales of products purchased through Ingram Micro, Inc.("Ingram") accounted for approximately 28%, 32% and 29% during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively. Management does not believe that a termination of any one supplier's agreement or distributor's agreement other than Dell , Compaq or Hewlett Packard would have a material adverse effect on the Company.

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

PIVOT
	On May 18, 1998, the Company acquired 19.9% of Pivot, an automated remote network service provider, and an Option to cause the merger of Pivot into a wholly-owned subsidiary of the Company or to increase its ownership in Pivot to 33.4%. The Company exercised its right to increase its ownership in Pivot to 33.4% on February 22, 1999. As of June 2, 1999, the Company entered into an agreement with Pivot
and merged Pivot into a  wholly-owned subsidiary of the Company.    As
of June 20, 2002, Pivot had approximately 152 active customers. The Company intends to further integrate its client base for the use of services provided by Pivot.


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

EMPLOYEES

	As of June 14, 2002, the Company employed 161 persons, all but 1 of whom are full-time personnel. Of these employees, 3 are in management, 28 are in sales and marketing, 113 are in technical support, 3 are in distribution, 5 are in finance and 8 are in administration. None of the Company's personnel is represented by a union, and the Company considers its employee relations to be good.


ITEM 2. 	PROPERTIES

	The Company's executive offices and warehouse are located in approximately 11,000 square feet of space at a two-story facility leased at 614 Corporate Way, Valley Cottage, New York. The lease is terminable on four months notice and expires on August 31, 2004. The cost to terminate this lease is not material to the Company. Approximately 35% of such space is devoted to marketing and telephone sales, 15% to service and customer support, 10% to administration, 10% to the Connectivity and Communication Lab and 30% to warehouse space. The Company does not maintain a retail showroom. The current monthly rental payment is approximately $10,094. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the current market rate.

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


        Period                        High                    Low
        ------                       ------                  -----
        FISCAL YEAR
        ENDED MARCH 31, 2001
        -----------------------
        April 1 - June 30, 2000         $ 14.625              $4.781
        July 1 - September 30, 2000     $  8.250              $3.500
        October 1 - December 31, 2000   $  4.938              $0.938
        January 1 - March 31, 2001      $  2.125              $1.00

        FISCAL YEAR
        ENDED MARCH 31, 2002
        ------------------------
        April 1 - June 30,  2001        $  1.350              $0.750
        July 1 - September 30, 2001     $  1.550              $0.900
        October 1 - December 31, 2001   $  1.600              $1.150
        January 1 - March 31, 2002      $  1.850              $1.300


	As of June 5, 2002, Company had 99 record holders and an excess of 1,700 beneficial holders, of Common Stock.

	The Company has not paid any cash dividends on Common Stock to date and does not anticipate paying any in the foreseeable future.
The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

The Following table sets forth certain information as of the fiscal year ended March 31, 2002 with respect to the Company's compensation plans (including individual compensations arrangements) pursuant to
Item 201(d) of Regulation S-K.

                     EQUITY COMPENSATION PLAN INFORMATION TABLE
___________________________________________________________________________________________________

Plan Category      Number of securities to          Weighted-average      Number of securities
                   be issued upon exercise          exercise price of     remaining available for
                   of outstanding options,          outstanding options,  future issuance under.
                   warrants and rights              warrants and rights   equity compensation
                                                                          plans (excluding
                                                                          securities reflected in
                                                                          column (a))
_____________________________________________________________________________________________________
Equity compensation
plans approved by
security holders               1,100,334                  $2.61                133,500
_____________________________________________________________________________________________________
Equity compensation
plans not approved by
security holders                  -                          -                    -
_____________________________________________________________________________________________________
Total                          1,100,334                  $2.61                133,500
_____________________________________________________________________________________________________

  ITEM 6. 	SELECTED FINANCIAL DATA

	The following selected financial data for the fiscal years ended March 31,2002, 2001, 2000, 1999 and 1998, are derived from the financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


Income Statement Data:
                                          Year Ended March 31,
                     --------------------------------------------------------
                                2002     2001     2000       1999      1998
                                  (In thousands, except earnings per share)


Net revenues                 $75,450  $80,172  $72,823     $69,031   $69,602

Cost of products  sold        50,662   53,674   48,137      44,250    49,721

Cost of services  provided    13,017   14,900   14,232      15,585    11,764

Selling, general and
Administrative expenses      11,077    13,431    9,922       8,615    7,638(1)

Severance and other costs of
Terminated employees           0          677       0            0        0

Interest expense               459        439     177           18       13


Other Income                    37         69      36          953(2)   163

Income (loss) from
operations before
income taxes                   272     (2,880)    391        1,516      629

Net income (loss)              389     (2,279)    223          910      342

Net income (loss)
per common share:

         Basic               $0.08     ($0.45)  $0.05        $0.21    $0.08

         Diluted             $0.08     ($0.45)  $0.05        $0.21    $0.08

Weighted average
number of common
and common
equivalent shares
used in
calculation:

        Basic               5,033       5,013   4,769        4,415    4,450

        Diluted             5,043       5,013   4,901        4,437    4,484



Balance Sheet Data:

                                         At March 31,
                               --------------------------------------------
                             2002        2001     2000      1999      1998

                                             (In thousands)

Working Capital          $ 8,409       $7,835  $10,202   $10,630    $10,769

Total Assets              26,386       30,248   24,950    22,950     22,077

Total Liabilities         11,581       15,584    8,965     9,279      9,391

Retained Earnings
(Deficit)                  (885)       (1,273)   1,006       783       (127)

Shareholders' Equity     14,806        14,664   15,985    13,670      12,685

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
CONDITION AND
                     RESULTS OF OPERATIONS



	The Company reported income from operations before an income tax benefit of approximately $272,000 for the year ended March 31, 2002, compared with loss from operations before income taxes of approximately $2,880,000 in the prior year. The increase in income from operations before income taxes is primarily due to (a) a decrease in payroll of approximately $2,400,000 in Fiscal 2002, resulting from a decrease in employee payroll (b) a decrease of employee payroll taxes and benefits related costs of approximately $266,000 (c) offset by an increase in expenses related to the Company's investment in the service sector and its sales force that resulted an increase in borrowing during the year,in an increase in interest expense for Fiscal 2001 of approximately $146,000. As a result in the fiscal year ended March 31, 2002, the Company has subsequently reduced the number of employees in all areas of the Company. The Company plans to continue to invest in the service sector of its business, including the Pivot automated remote network management system, in Fiscal 2003.

	 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS

	The following table sets forth for the periods indicated certain items in the Company's Consolidated Statements of Operations expressed as a percentage of total revenue for that period:

                                 Year Ended March 31,

                      -----------------------------------------------
                            2002         2001         2000


Product sales             73.08%        72.10%       71.42%


Services                  26.92         27.90        28.58
                         -------        -----       ------


Net sales                100.00        100.00       100.00

Cost of products
 and services             84.40         85.53        85.64
                        --------       -------      -------
                          15.60         14.47        14.36



Selling, general and
 administrative expenses  14.68        16.76         13.63


Severance and other costs
of terminated employees    -             .84            -

Interest expense          0.61         0.54           0.24


Other income              0.05         0.08           0.05


Income  (loss) from
operations before
Provision (benefit)
for income   taxes        0.36        (3.59)          0.54

Net income (loss)         0.52        (2.84)          0.31

_______________________


The following table sets forth revenues and cost of revenues as a percentage of each category:


                                    Year Ended March 31,

                         ------------------------------------------------
                                 2002             2001             2000
                                ------           ------           ------

Revenues                        100.00%         100.00%          100.00%

Cost of products sold            91.88           92.85            92.56
                                 -----          -------          -------
                                  8.12%           7.15%           7.44%
                                 =====           ======          ======
Service Revenues

Revenues                       100.00%          100.00%           100.00%

Cost of service revenues        64.10            66.61             68.37
                               -------          -------           ------
                                35.90%          33.39%             31.63%
                               =======          =======           ======



Year Ended March 31, 2002 and 2001

        The Company had net sales of approximately $75,450,000
for the year ended March 31, 2002 ("Fiscal 2002") as compared with approximately $80,172,000 for the year ended March 31,
2001 ("Fiscal 2001"). Product sales decreased approximately $2,663,000, or 4.6%, and Service sales decreased by approximately
$2,059,000 or 9.2%, in Fiscal 2002.    The tragic events of September
11, 2002 affected some of the Company's customers. Many companies reduced their capital expenditures in 2002 due to the economic downturn. This reduction adversely impacted both the product and service revenue.

	Gross profit in Fiscal 2002 increased to approximately $11,770,000 from approximately $11,598,000 in Fiscal 2001, an increase of 1%. Gross profit margins increased to 15.6% in Fiscal 2002 as compared to 14.5% in the prior year. The gross profit margins from product sales slightly increased to 8.1% in Fiscal 2002 compared to 7.1% in Fiscal 2001. The increase in gross profit margins from product sales is primarily related to the mix of products sold within the year. The gross profit margins from service sales increased to 35.9% in Fiscal 2002 compared to 33.4% in Fiscal 2001. The increase in gross profit margins from service sales primarily is a result of a decrease in the use of outside contractors to perform certain services and the increased utilization in the use of the Company's technical and engineering staff. The Company expects to continue to hire additional professional technicians and engineers for its consulting and service business in order to meet the expected demand in the outsourcing and services business for the coming year and will not be dependent on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.

	The Company continues to face competitive market pressures which impact the mark-up on product sales and services related sales. The Company currently faces a number of adverse business conditions, including price and gross profit margin pressures and market consolidation and slow down in economy. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross profit margins for many microcomputer distributors, including the Company, and may result in a reduction in existing vendor subsidies. Management of the Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.

	Selling, general and administrative expenses decreased to approximately $11,077,000 in Fiscal 2002 from approximately $13,431,000 in Fiscal 2001, or 17%. This decrease is primarily attributable to a decrease in payroll of approximately $2,400,000 in Fiscal 2002, from the layoff of employees, and a decrease in all related employee costs, such as payroll taxes and benefits of approximately $266,000, offset by an increase of bad debt expense of approximately $290,000.

       Other income decreased to approximately $37,000 in Fiscal
2002 from approximately $69,000 in Fiscal 2000. This decrease is primarily due to decreased interest income from investing.

       Interest expense increased in Fiscal 2002 to approximately $459,000 from approximately $438,000 in the prior year. The borrowing interest rate was 4.25% at March 31, 2002 and 6.5% at March 31,2001. Due to the increased borrowing to finance the investment in the service sector of the business and its sales force, interest expense increased approximately $21,000.


	A credit of $116,600 for income taxes from continuing operations has been recorded at an effective rate of 43% for 2002 as compared to a credit of $601,300, at an effective rate of 21% for 2001. At March
31, 2001, although realization was not assured, management believed it was more likely than not that part of the deferred tax asset would be realized, and, accordingly, had provided a reserve against the deferred tax asset. As a result of the Job Creation and Workers Assistance Act of 2002 which allowed the Company to carry back losses to offset taxable income over five years instead of two years, the Company adjusted its estimates and determined that all of the net operating losses would be recognized in carrybacks and carryforwards and removed all allowances recorded against all deferred tax assets.



        As the result, net income was approximately $389,000 for the year ended March 31, 2002, compared with a net loss of approximately $2,279,000 in the prior year.


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

	Selling, general and administrative expenses increased to approximately $13,431,000 in Fiscal 2001 from approximately $9,922,000 in Fiscal 2000, or 35.2%. This increase is primarily attributable to
(a) an increase in payroll of approximately $2,500,000 in Fiscal 2001, resulting from hiring of new employees for expansion of the Company,
(b) an increase in expenses related to the Company's investment in the service sector and its sales force that resulted in increased interest expense for Fiscal 2001 of approximately $261,000, (c) additional administrative costs incurred as a result of the opening of an additional office for approximately $500,000, (d) an increase in costs related to the increase in the number of employees, including payroll taxes, benefits and employee travel, increased approximately $506,000 and (e) an increase in the Company's data communication costs of approximately $141,000.

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

        The Company has recorded an approximately $117,000 income tax benefit as a result of its current year income.

        The  effective tax rate for Fiscal 2001 was  20.9%.

	As the result , the net loss was approximately $2,279,000 for the year ended March 31, 2001, compared with net income of approximately $389,000 in March 31,2002.



LIQUIDITY AND CAPITAL RESOURCES

	The Company measures its liquidity in a number of ways, including the following:

                                                   March 31,
                                  -----------------------------------------
                                     2002              2001           2000
                             (Dollars in thousands, except current ratio data)


Cash and cash equivalents           1,218             1,206          1,055

Working capital                     8,409             7,835         10,202

Current ratio                      1.80:1            1.50:1         2.17:1

Secured notes payable               5,236             7,620          3,040

Working capital line available      9,035             3,359          7,064


	The Company had working capital of approximately $8,409,000 as of March 31, 2002, an increase of approximately $574,000 from March 31, 2001.

	During Fiscal 2002, the Company's net cash provided in operating activities was approximately $4,096,000 resulting from current year net income of approximately $389,000, decrease in accounts receivable of approximately $5,087,000, increase in deferred taxes asset and liabilities approximately $745,000, decrease in Prepaid and other assets of approximately $211,000, offset by decrease in accounts payable approximately $3,012,000, increase in refundable income tax of $687,8000 and inventory approximately $36,000.

	The Company used approximately $2,258,000 of cash in investing activities, which amount is comprised of $189,000 for the purchase of property, equipment and software and $995,000 for capitalized software labor costs and approximately $1,074,000 in capital lease equipment .

	The Company had a decrease in its net cash used by financing activities of approximately $1,826,000, primarily related to repay its borrowings of approximately $2,384,000 to its financing facilities, repurchase of common stock of approximately $247,000, payment of capital lease obligation of approximately $269,000, offset by proceeds from capital equipment to financing company of approximately $1,074,000 .

	As a result of the foregoing, the Company's cash increased approximately $12,000.

        During Fiscal 2002, the Company entered credit agreements with two banks on its major credit facility. The new facilty was effective as of January 17, 2002 which replaced the expired credit facility.

        On January 17, 2002, the Company entered into a $16,000,000 financing facility with a financial institution. This credit facility is comprised of a floor plan agreement and a revolving receivable financing facility, and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon). The floor-plan agreements generally allow the Company to borrow for a period of 30 days interest free. Interest is charged to the Company only after the due date. In addition, the agreements provide for minimum amounts of tangible net worth and specified financial ratios. The borrowing interest rate on the revolving receivables financing loan is a per annum rate one half of one percentage point (0.5%) below the base rate. The base rate is the prime rate as listed in The Wall Street Journal. The Company's borrowing rate is 4.25% as of March 31, 2002.

       The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

       The Company's total outstanding debt under the revolving receivable financing facility was $5,235,827 and $7,620,000 at March 31, 2002 and 2001, respectively. The Company is charged a facility management fee of $40,000 per annum.


Application of Critical Accounting Policies

    As discussed in the Notes to the financial statements, we reviewed our goodwill for impairment as of March 31, 2002. The recorded goodwill is a result of the acquisition of PTI Corporation
(formerly known as PIVOT Technologies, Inc.), a subsidiary of Micros to Mainframes. We determined the fair value of the PTI
Corporation (formerly known as PIVOT Technologies, Inc.)
operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of five years plus an assumed average growth rate for all years beyond the initial projected period.

    We develop our budgets based on recent sales data for existing products, planned timing of new product launches, and customer commitments related to existing and newly developed products. In estimating future sales and growth rates, we used our internal budgets and make comparisons to other competitors.

    We believe that the accounting estimate related to goodwill impairment is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires Company management to make assumptions about future sales, cost of sales, growth rates over the next five years of the subsidiary; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income would be material. Management's assumptions about future sales prices, future sales volumes, and growth rates require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. If Management's assumptions change then the Company could be required to recognize an impairment loss, equal to the difference between the fair value of the goodwill and the reported amount of the goodwill. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors relating to it in Management's discussion, and analysis.




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


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.


                               PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

           Name             Age       Position(s)
------------------         -----      ------------------------------------

Howard Pavony               51        Chairman of the Board of Directors

Steven H. Rothman           53        Chief Executive Officer, President and
                                      a Director

Frank T. Wong               55        Vice President-Finance and Secretary

William Lerner*             68        Director

Arnold J. Wasserman*        64        Director

Alvin E. Nashman*           74        Director

James W. Davis*             54        Director

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


    William Lerner has served as a Director of the Company since September 1995. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania since 1991. His career included service with the U.S. Securities and Exchange Commission, the American Stock Exchange, and as counsel to a major investment banking/securities brokerage firm. Mr. Lerner is a director of Seitel, Inc. (a NYSE listed oil and gas producing company that owns one of the largest seismic data libraries in North America), Rent-way, Inc. (a NYSE listed company that is the second largest in the rental-purchase industry), and The Cortland Funds, a money market fund managed by Reich & Tang, Inc; offered primarily to customers of banks and brokerage firms. Mr. Lerner also provides corporate secretarial services to a number of other public companies

    Arnold J. Wasserman has served as a Director of the Company since March 1998 and is the Chairman of the Audit Committee. He also is the lead independent director. Mr. Wasserman has, for the past 33 years, been a principal of P & A Associates, a leasing/consulting firm. Prior to that, he held positions with IBM and Litton Industries. Mr. Wasserman has consulted with major corporations in the areas of marketing, advertising and sales. He is a director of Stratasys, Inc., a publicly traded company.

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

ITEM 11.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	The following table sets forth certain compensation information for the chief executive officer of the Company and other executive officers who, based on their salary and bonus compensation from the Company and its subsidiaries, were the most highly compensated officers for the fiscal year ended March 31, 2002.


                                                                       Long-Term
                           Annual Compensation                        	Compensation
                          --------------------                         --------------
                                                          Other(1)      Securities
Name and Principal                                        Annual      	Underlying
Position                  Year    Salary($)   Bonus($)   Compensation   Option(#)
------------------------------------------------------------------------------------
Howard Pavony              2002   $258,750      -
Chairman of the Board      2001   $247,500     $20,000
                           2000   $237,500     $20,000    $41,488        24,000

Steven H. Rothman          2002   $258,750
President and CEO          2001   $247,500     $20,000
                           2000   $237,500     $20,000    $40,916        24,000

Anthony Travaglini (2)     2002   $185,417
Chief Technology Officer   2001   $175,000    $     -     $   -              -
                           2000   $128,654
------------------------------------------------------------------------------------

(1) Other compensation primarily represents amounts paid by the Company for life insurance premiums and leased automobiles that are used in business by the executives. In prior years, these amounts were below the reportable threshold.


(2)   Mr. Travaglini terminated his employment on February 28, 2002


                    OPTION GRANTS IN LAST FISCAL YEAR

	The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended March 31, 2002, exercise information and potential realizable value.



			     		   Individual Grants
                       ------------------------------------------------          Potential Realizable
                        Number of       Percent of                               Value at Assumed
                        Securities      Total Options                            Annual Rates of
                        Underlying      Granted to      Exercise of             Price Appreciation
                        Options         Employees in    Base Price  Expiration     for Option Term
Name                    Granted         Fiscal Year       ($/Sh)        Date          5%        10%
-------------           ---------       ------------    -----------  ---------    -------  -------

Howard Pavony          50,000           14.3%            $1.29        9-10-2012   $6,515  $ 10,375
Steven H. Rothman      50,000           14.3%            $1.29        9-10-2012   $6,515  $ 10,375
Anthony Travaglini          0              0               -              -
__________________

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FY END OPTION VALUES

	The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended March 31, 2002.

                                                        Number of
                                                        Securities       Value of
                                                        Underlying       Unexercised
                                                        Unexercised      In-The-Money
                         Shares                         Options          Options
                         Acquired                       at FY-End (#)    at FY-End(2)
                         on             Value           Exercisable/     Exercisable/
Name                     Exercise (#)   Realized ($)(1) Unexercisable    Unexercisable
-----------------       ----------      --------------  -------------    -------------

Howard Pavony             0               0               134,000/0     $68,500/0

Steven H. Rothman         0               0               134,000/0     $68,500/0

Anthony Travaglini (3)    0               0                    0/0            0/0
------------------------------

(1) Calculated by determining the difference between the last sale price of the Company's Common Stock on the date of exercise as reported by the Nasdaq National Market and the exercise price.

(2) Calculated by determining the difference between $1.37 (the last sale price of the Company's Common Stock on March 31, 2002 as reported by the Nasdaq National Market) and the exercise price of the shares of the Company's Common Stock underlying the options.

(3) Mr. Travaglini terminated his employment on February 28, 2002.

DIRECTOR FEES

	The Company's independent directors receive an annual fee of $9,000 payable quarterly in advance. In addition, each independent director receives $1,500 for attendance in person at each Board meeting and $250 for participation in each telephonic board meeting held. Members of the Audit Committee and Compensation Committee are appointed annually and serve at the discretion of the Board of Directors. In recognition of the increased responsibilities of members of the Audit Committee, the Chairman of the Audit Committee receives $3,500 per year and each other member of the Audit Committee will receive $2,500 per year. For serving as a director, the Company's independent directors who served over three years each received in September 2001 options to purchase 30,000 shares of Common Stock, vesting over a three years term through September 2003.One Director who served less than three years , received options in September 2001 to purchase 20,000 shares of Common Stock, vesting in September 2002 and 2003 . See "Stock Option Plans" below. The lead independent director receives an additional $1,000 per month.

	Directors who are also officers of the Company currently receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

EMPLOYMENT AGREEMENTS

	On September 1, 2001, Steven H. Rothman and Howard Pavony, respectively the Chief Executive Officer and Chairman of the Board of Directors of the Company entered into an amendments to their Employment Agreement dated as September 1, 1996, that was to expire on that date to extend the term of the agreement to September 1, 2002. The salary for the extended term was $265,000 per annum. Pursuant to their agreements, each executive receives incentive compensation if pre-tax income for fiscal year ending at least $400,000, in an amount equal to the sum of (i) $5,000, plus (ii) 5% of pre-tax income in excess of $400,000, but not more than $500,000, plus (iii) 6% of pre-tax income on excess of $500,000. In no event shall the amount of cash bonus exceed 60% of the Employee's Fixed Compensation. The agreement also provided each executive an allowance for automobiles. Further, under the agreement, the Company maintains a $1,000,000 life insurance policy on each executive's life, payable to the beneficiaries named by him, and maintains disability insurance for the benefit of each executive which will pay $150,000 per annum to him in the event of his permanent disability. In the event that there is a change in control of the Company, the executive will be entitled, upon such change of control, to terminate his employment and receive 2.9 times his annual salary as then in effect.

	Simultaneously with the acquisition of Pivot on June 2, 1999, the Company entered into an employment agreement with Anthony Travaglini for a term ending on March 31, 2002, providing for a base salary of $150,000 based on an April 1 to March 31 fiscal year; $175,000 for the second year and $185,000 for the third year; bonus and stock options based on the earnings of the Company's business with respect to which Mr. Travaglini has management responsibility; and a $500 per month car allowance. Mr. Travaglini terminated his employment on February 28, 2002.



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

	As of March 31, 2002, options to purchase 910,334 shares were outstanding, and options to purchase 133,500 shares were available for future grants.


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


Name and Address             Amount and Nature
of Beneficial Owner        of Beneficial Ownership(1)         Percent (1)
-------------------------  -----------------------------      ----------
Steven H. Rothman(2)             920,486 (3)(4)                 18.5%

Howard Pavony(2)                 914,456(3)                     18.4%

Anthony Travaglini(7)            238,565(8)                      4.9%
17 Elliots Alley
Valley Cottage, NY 10989

William Lerner
423 East Beau Street
Washington, PA  15301             50,500(5)                      1.0%

Arnold Wasserman
1 Brookwood Drive
West Caldwell, NJ 07006           55,500(5)                      1.1%

Alvin E. Nashman
3609 Ridgeway Terrace
Falls Church, VA 22044            45,500(5)                       *

James W. Davis
17300 Boca Club Blvd.
Boca Raton, Fl 33487              35,000(5)                       *

All directors and
executive officers
as a group (7  persons)         2,035,697(6)                     38.3%
__________________________
* Represents less than 1%.

(1)  	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after March 31, 2002. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 31,2002, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


(2)    	The address of this person is c/o Micros-to-Mainframes, Inc.,
        614 Corporate Way, Valley Cottage, New York 10989.

(3) Includes 134,000 shares that he may acquire upon exercise of currently exercisable options.

(4) 	Includes 1,125 shares held by his spouse.

(5) 	Represents shares that he may acquire upon exercise of
        currently exercisable options.

(6)  	Includes 465,000 shares that may be acquired upon exercise of currently exercisable options. Does not include shares owned by Mr.Travaglini who teminated his employment as of February 28,2002.

(7)     Mr. Travaglini terminated his employment on February 28, 2002.

(8) Included warrants to purchase 50,000 shares, at execise a price of $2.92 per share.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	None.

     PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1)	Financial Statements.

        Independent Auditors' Reports                                      F-1

        Consolidated Balance Sheets at March 31, 2002 and 2001             F-2

	Consolidated Statements of Income for the years ended March 31,
        2002, 2001 and 2000                                                F-3

        Consolidated Statements of Changes in Shareholders' Equity for
        the years ended March 31, 2002, 2001 and 2000                      F-4

        Consolidated Statements of Cash Flows for the years ended March
        31, 2002, 2001 and 2000                                            F-5

        Notes to Consolidated Financial Statements                  F-6  - F16

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

        2.3 Agreement and Plan of Merger dated June 2, 1999 by and among the Company, Pivot Acquisition Corporation,
             Pivot Technologies, Inc. and certain shareholders of Pivot. (11)


        3.1  Certificate of Incorporation of the Company, as amended. (1)

        3.2  Certificate of Amendment filed September 10, 1996. (6)

        3.3  By-Laws of the Company. (1)

        4.1  Form of Warrant issued by the Company to Pivot Shareholders. (9)

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

        10.12 September 13, 1993 amendment to PaineWebber
              Incorporated Agreement

        10.13 Agreement for Wholesale Financing between Deutsche
              Financial Service (f/k/a/ ITT Commercial Finance Corp.) and the Company. (1)


        10.15 Pledge and Escrow Agreement among the Company, Data.Com and Mr. Fries, dated May 6, 1996. (4)

        10.18 Employment Agreement between the Company and Steven H. Rothman, dated September 1, 1996. (6)

        10.19 Amendment No 1 to Employment Agreement with Steve H. Rothman dated as of September 1, 2001

        10.20 Employment Agreement between the Company and Howard Pavony, dated September 1, 1996. (6)

        10.21 Amendment No.1 to Employment Agreement with Howard Pavony dated as of September 1, 2001

        10.23 Business Financing Agreement between Deutsche
              Financial Services Corporation and the Company, dated January 19, 1999 (8)

        10.24 Addendum to Business Financing Agreement (set forth in 10.22) and Agreement for Wholesale Financing (set forth in 10.13). (8)

        10.23 Addendum to Agreement for Wholesale Financing (set forth in 10.13). (8)

        10.24 Employment Agreement dated June 2, 1999 by and among the Company, Pivot and Anthony Travaglini. (9)

        10.26 Lease Agreement between 270 Madison Limited Partnership as landlord and the Company as tenant for space located at 270 Madison Avenue. (12)


        10.27 Master Services Agreement dated April 15, 1999, between the Company and Dell Marketing L.P. (13)

        10.28 1996 Stock Option Plan and 1998 Stock Option Plan (17)

        10.29 Long Term Performance Plan 2000. (15)

        10.30 Business Financing Agreement between Textron Financial Corporation and the Company, dated January 17, 2002 (16)

        21.1  Subsidiaries of the Company  (14)

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

16.     Incorporated by reference from the Company's Quarterly
        Report on Form 10-Q for the fiscal quarter ended December 31, 2001.

17.	Incorporated by reference from the Company's  Registration
        Statement  Form S-8 filed on  February 19, 1999.

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have audited the accompanying consolidated balance sheets of Micros-to-Mainframes, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micros-to-Mainframes, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 21, 2002
                                  F-1

                                   MICROS-TO-MAINFRAMES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
March 31,                                                 2002            2001
------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                      $    1,217,790  $   1,205,874
  Accounts receivable - trade, net of allowance
   of $335,000 and $457,000, respectively            13,504,056     18,591,369
  Inventories                                         1,863,370      1,827,691
  Prepaid expenses and other current assets           1,314,006      1,524,795
  Refundable income taxes                               862,000        174,200
  Deferred income taxes, net of allowance of
   $112,000 in 2001                                     155,000         88,000
------------------------------------------------------------------------------
             Total current assets                    18,916,222     23,411,929
------------------------------------------------------------------------------
Property and Equipment:
  Leasehold improvements                                141,200        135,500
  Furniture, fixtures and other equipment             4,577,958      3,320,344
  Software development costs                          3,139,184      2,144,184
------------------------------------------------------------------------------
                                                      7,858,342      5,600,028
  Less accumulated deprecation and amortization       3,797,562      2,492,102
------------------------------------------------------------------------------
                                                      4,060,780      3,107,926


Goodwill                                              3,228,729      3,228,729

Deferred Income Taxes, net of allowance
   of $285,600 in 2001                                    -            224,400

Other Assets                                           180,495         274,701
------------------------------------------------------------------------------
Total Assets                                     $  26,386,226   $  30,247,685
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Secured notes payable                         $    5,235,837   $   7,620,000
  Accounts payable and accrued expenses              4,919,341       7,931,429
  Current portion of capital lease obligations         352,379          28,201
------------------------------------------------------------------------------
      Total current liabilities                     10,507,557      15,579,630

Capital Lease Obligations, net of current portion      484,943           4,027

Deferred Income Taxes                                  588,000             -
------------------------------------------------------------------------------
      Total liabilities                             11,580,500      15,583,657
------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
  Common stock - $.001 par value; authorized
  10,000,000 shares, issued and outstanding 4,957,569
  shares and 5,135,569 shares, respectively              4,958           5,136
  Additional paid-in capital                        15,685,456      15,932,256
  Accumulated deficit                                 (884,689)     (1,273,364)
-------------------------------------------------------------------------------
     Total shareholders' equity                     14,805,725      14,664,028
------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity  $  26,386,226   $  30,247,685
===============================================================================


                                 See Notes to Consolidated Financial Statements

                                   MICROS-TO-MAINFRAMES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------
Year ended March 31,                         2002           2001          2000
------------------------------------------------------------------------------
Net revenue:
  Products                          $  55,141,478  $  57,804,277 $  52,007,761
  Services                             20,308,509     22,367,274    20,815,158
------------------------------------------------------------------------------
                                       75,449,987     80,171,551    72,822,919
------------------------------------------------------------------------------

Costs and expenses:
  Cost of products sold                50,662,203     53,674,101    48,136,232
  Cost of services provided            13,017,319     14,899,902    14,231,868
  Selling, general and administrative
       expenses                        11,076,877     13,431,019     9,922,444
  Severance and other costs of
       terminated employees                              677,000
------------------------------------------------------------------------------
                                       74,756,399     82,682,022    72,290,544
------------------------------------------------------------------------------

Other income                               37,298         68,708        35,829

Interest expense                          458,811        438,517       177,290
------------------------------------------------------------------------------
Income (loss) from operations before
 provision (benefit) for income taxes     272,075     (2,880,280)      390,914

Provision (benefit) for income taxes     (116,600)      (601,300)      168,000
------------------------------------------------------------------------------
Net income (loss)                    $    388,675   $  (2,278,980) $   222,914
==============================================================================

Net income (loss) per common shares:
  Basic and diluted                  $       0.08   $       (0.45) $      0.05
==============================================================================

Weighted-average number of common
  shares outstanding:

  Basic                                 5,033,726        5,012,718   4,768,618
------------------------------------------------------------------------------
  Diluted                               5,042,908        5,012,718   4,901,317
==============================================================================





                                See Notes to Consolidated Financial Statements

                                   MICROS-TO-MAINFRAMES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------
                                                                Retained
                                Common Stock      Additional     Earnings

                              Number                 Paid-in   (Accumulated
                              of Shares   Amount     Capital     Deficit)     Total
-------------------------------------------------------------------------------------
Balance at April 1, 1999      4,446,440  $ 4,446 $  12,883,170    $ 782,702 $   13,670,318

Exercise of stock options        54,500       55       170,821        -            170,876

Issuance of common stock in
 connection  with purchase
  of Pivot                      377,129      377     1,437,427        -          1,437,804

Issuance of warrants in
 connection with purchase
  of Pivot                        -           -        370,770        -            370,770

Tax benefit related to
 employee stock options           -           -        112,700        -            112,700

Net income                        -           -           -         222,914         222,914
-------------------------------------------------------------------------------------------

Balance at March 31, 2000     4,878,069      4,878  14,974,888     1,005,616     15,985,382

Exercise of stock options         3,500          4      10,496          -            10,500


Exercise of stock options
  in connection with
  purchase of Pivot              14,000         14      105,000         -           105,014

Issuance of common stock in
  connection  with private
   placement offering            240,000        240     819,772         -           820,012

Tax benefit related to employee
  stock options                     -            -       22,100         -            22,100

Net loss                            -            -          -      (2,278,980)   (2,278,980)
--------------------------------------------------------------------------------------------
Balance at March 31, 2001      5,135,569      5,136  15,932,256    (1,273,364)   14,664,028

Repurchase of common stock      (178,000)      (178)   (246,800)       -           (246,978)

Net income                          -             -        -          388,675       388,675
--------------------------------------------------------------------------------------------

Balance at March 31, 2002      4,957,569    $ 4,958 $15,685,456$     (884,689)   $14,805,725
============================================================================================




                                               See Notes to Consolidated Financial Statements

                                       F-4

                                   MICROS-TO-MAINFRAMES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------
Year ended March 31,                                   2002       2001           2000
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                               $      388,675   $ (2,278,980) $  222,914
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
      operating activities:
  Depreciation and amortization                        1,305,460        815,005     506,924
  Amortization of goodwill                                 -            252,706     240,588
  Deferred income taxes                                  745,400       (449,200)    130,400
  Loss from investment in Pivot Technologies, Inc.         -               -          5,224
  Other                                                    -               -        (19,291)
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable        5,087,313     (3,987,408)   2,404,384
     (Increase) decrease  in inventories                 (35,679)        80,391     (479,346)
     Decrease (increase) in prepaid expenses and
      other current assets                               210,789       (250,006)    (524,271)
     Increase in refundable income taxes                (687,800)      (174,200)        -
    (Increase) decrease in other assets                   94,206        171,480     (286,103)
      Increase (decrease) in accounts payable and
       accrued expenses                               (3,012,087)     2,300,862   (2,635,974)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities    4,096,277     (3,519,350)    (434,551)
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment               (2,258,314)    (1,699,937)  (1,027,946)
  Investment in, advances to and purchase of
   subsidiary,net of cash acquired                         -               -        (363,483)
----------------------------------------------------------------------------------------------
Net cash used in investing activities                 (2,258,314)    (1,699,937)  (1,391,429)
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  (Repayment) borrowing of secured notes payable      (2,384,163)     4,580,000    2,060,000
  Proceeds from issuance of common stock from
   private placement offering                               -           820,012        -
  Proceeds from exercise of stock options                   -            10,500      170,876
  Purchases and retirement of common stock              (246,978)          -            -
  Proceeds from capital lease obligations              1,074,428           -            -
  Payments on capital lease obligations                 (269,334)       (40,783)     (28,144)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities   (1,826,047)     5,369,729    2,202,732
---------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                 11,916        150,442      376,752

Cash and cash equivalents at beginning of year         1,205,874      1,055,432      678,680
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   1,217,790  $   1,205,874  $ 1,055,432
=============================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the quarter for:
    Interest                                      $      482,910  $     416,448   $  160,000
=============================================================================================
    Income taxes                                  $        12,370 $       7,800   $   32,500
=============================================================================================

Supplemental schedule of noncash investing and financing activities:

  Forgiveness of loan to Pivot Technologies, Inc.            -               -    $  124,000
=============================================================================================
  Exercise of stock options in connection with
    purchase of Pivot                                        -     $    105,014         -
=============================================================================================
  Issuance of common stock in connection with
    purchase of Pivot                                        -               -   $ 1,437,804
=============================================================================================
  Issuance of warrants in connection with
    purchase of Pivot                                        -               -   $   370,770
=============================================================================================
  Tax benefit related to stock options                       -     $      22,100 $   112,700
=============================================================================================




                                              See Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Nature of Operations:

The accompanying consolidated financial statements include the accounts of Micros-to-Mainframes, Inc. and its wholly owned subsidiaries, Data.Com RESULTS, Inc. ("Data.Com"),
MTM Advanced Technology, Inc. ("MTM") and PTI Corporation, formerly known as Pivot Technologies, Inc. ("Pivot"), hereinafter collectively referred to as the "Company."
Significant intercompany accounts and transactions have been eliminated. The Company is a premier provider of network analysis and diagnostics, management, remote network management, architecture, design, implementation and support services serving the New York Tri-State Area.
The Company practices in Network Protocol Analysis, Network
OS Consulting, Internet and Network Security, Integrated
Communications and Life Cycle Managed Services, which create a comprehensive computer and communication services suite.

The Company purchases microcomputers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers which can be terminated by the supplier, with or without cause, upon 30 to 90 days' notice, or immediately upon the occurrence of certain events. The cost of sales of products purchased from the Company's three largest suppliers accounted for 42%, 37% and 15% for the year ended March 31, 2002. The cost of sales of products purchased from the Company's three largest suppliers were 33%, 32% and 29% for the year ended March 31, 2001. The cost of sales of products purchased from the Company's three largest suppliers were 40%, 28% and 24% for the year ended March 31, 2000. The
Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty obtaining inventory at a cost which would allow for resale at a competitive market price.

Certain prior years' amounts have been reclassified to conform to current-year presentation.

Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United
States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents generally consist of cash and money market funds. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Inventories:

Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.

Property and Equipment:

Property and equipment is stated at cost and is depreciated using the straight-line method. Furniture, fixtures and other equipment and software development costs have useful lives ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to operations as incurred.

The Company incurred approximately $1,305,000, $815,000 and
$507,000 in depreciation and amortization expense, exclusive of amortization of goodwill, for the years ended
March 31, 2002, 2001 and 2000, respectively.

Software Development Costs:

The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-lived Assets:

The Company identifies and records impairment on long-lived assets, including capitalized software development costs and goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected discounted cash flows. At March 31, 2002, no such impairment existed.

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

Revenue Recognition:

The Company recognizes revenue upon the shipment of ordered merchandise and as technical services are rendered.
Shipping and handling costs are included in cost of sales.

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

Earnings per Share:

Net income (loss) per common share is calculated by dividing net income (loss) by the number of shares of common stock outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

The Company's customers are primarily mid- to large-sized corporations in diversified industries located in the New
York Tri-State Area. Receivables from one of the Company's largest customers were approximately 15% and 14% of the trade receivables at March 31, 2002 and 2001, respectively.
One other customer was approximately 11% of the Company's trade receivables at March 31, 2002. One customer accounted for approximately 20%, 19% and 19% of the Company's revenue for the years ended March 31, 2002, 2001 and 2000, respectively. Three other customers accounted for approximately 12%, 12% and 10% of the Company's revenue for the year ended March 31, 2002. The loss of a principal customer would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss. The Company has not historically experienced any material losses due to uncollectible accounts receivable.

Recent Accounting Pronouncements:

As of April 1, 2001, the Company has adopted Statement
Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The Company has completed this impairment test, and has found no impairment. SFAS No. 142 also requires disclosure of what net income (loss) would have been in all periods presented had SFAS No. 142 been in effect. The following table is provided to disclose what net income would have been had SFAS No. 142 been adopted in prior periods:

Year ended March 31,                              2002    2001    2000
-------------------------------------------------------------------------
(in thousands, except per share amounts)

Reported net income (loss)                       $ 389  $(2,279)  $223
Add back: goodwill amortization net of
 income tax                                                  154   147
------------------------------------------------------------------------
Adjusted net income (loss)                       $ 389  $(2,125)  $370
========================================================================
Basic earnings per share as reported            $  .08  $  (.45)  $.05
========================================================================
Adjusted basic earnings per share               $  .08  $  (.42)  $.08
========================================================================

Accumulated amortization amounted to apporximately
$666,000 at March 31, 2001.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company's consolidated financial position and results of operations.


2.     CREDIT FACILITIES:

On January 17, 2002, the Company has entered into a $16,000,000 financing facility with a financial institution. This credit facility is comprised of a floor plan agreement and a revolving receivable financing facility, and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon). The floor-plan agreements generally allow the Company to borrow for a period of 30 days interest free. Interest is charged to the Company only after the due date. In addition, the agreements provide for minimum amounts of tangible net worth and specified financial ratios. The borrowing interest rate on the revolving receivables financing loan is a per annum rate one half of one percentage point (0.5%) below the base rate. The base rate is the prime rate as listed in The Wall Street Journal. The Company's borrowing rate is 4.25% as of March 31, 2002.

The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

The Company's total outstanding debt under the revolving receivable financing facility was $5,235,827 and $7,620,000 at March 31, 2002 and 2001, respectively. The Company is charged a facility management fee of $40,000 per annum.

3.    SHAREHOLDERS' EQUITY:

Preferred Stock:

The Company has authorized 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of March 31, 2002 and 2001, there were no preferred shares issued.

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

A summary of the status of the Company's options as of March
31, 2002, 2001 and 2000, and changes during the years then ended, is presented below:

                                    2002          2001            2000
----------------------------------------------------------------------------
                               Weighted-       Weighted-          Weighted-
                        Number  average Number  average Number    average
                         of     Exercise  of    Exercise  of      Exercise
                        Shares  Price   Shares  Price   Shares    Price
----------------------------------------------------------------------------

Outstanding at
 beginning of year      698,434 $3.43   647,534  $3.23   358,034   $3.04
Expired                   -       -     (15,000)  2.88      -       -
Canceled               (137,000) 3.18   (27,600)  3.18    (9,000)   4.32
Granted                 348,900  1.31   111,000   3.19   353,000    3.61
Exercised               -        -      (17,500)  2.04   (54,500)   3.14
----------------------------------------------------------------------------
Outstanding at
 end of year            910,334  $2.34  698,434  $3.43   647,534   $3.23
============================================================================

The weighted-average exercise price of the total options outstanding at March 31, 2002 is $2.34 and the weighted-average contractual life is 5.73 years.

The weighted-average fair value of options granted during the years ended March 31, 2002, 2001 and 2000 is $1.18,
$2.25 and $2.42, respectively.

There were 659,134, 440,544 and, 375,034 options exercisable at March 31, 2002, 2001 and 2000, respectively. The weighted-average exercise price of the total options exercisable at March 31, 2002 is $2.69.

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options are equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2002, 2001 and 2000: risk-free interest rate of 4.5%, 5.8% and 6.0% respectively; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 1.21, 1.25 and .75, respectively; and an expected life of 4.6, 5.0 and 7.7 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

Year ended March 31,                            2002        2001         2000
------------------------------------------------------------------------------
Pro forma net income (loss)                 $75,400 $(2,653,075)    $(266,647)
==============================================================================
Pro forma income (loss) per share - basic   $   .01 $      (.53)    $    (.06)
==============================================================================
Pro forma income (loss) per share - diluted $   .01 $      (.53)    $    (.05)
==============================================================================

The application of the pro forma disclosures presented above are not representative of the effects that SFAS No. 123 may have on net earnings and earnings per share in future years due to the timing of stock option grants and considering that options vest over several years.

Earnings per Share:

The following table presents the computation of basic and diluted income (loss) per share:

Year ended March 31,                       2002         2001          2000
-----------------------------------------------------------------------------
Numerator:
  Net income (loss)                   $  388,675     $(2,278,980) $   222,914
=============================================================================
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares    $5,033,726     $ 5,012,718  $ 4,768,618
  Dilutive effect of employee stock
   options and warrants                    9,182           -          132,699
-----------------------------------------------------------------------------
  Denominator for diluted earnings
   per share                          $5,042,908     $ 5,012,718  $ 4,901,317
=============================================================================
Net income (loss) per share - basic   $      .08     $     (.45)  $       .05
=============================================================================
Net income (loss) per share - diluted $      .08     $     (.45)  $       .05
=============================================================================

Options to purchase 618,534, 278,122 and 78,265 shares of common stock, outstanding as of March 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.


4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

March 31,                                             2002            2001
--------------------------------------------------------------------------
Trade accounts payable (includes
 obligations under floor-plan agreements)	$4,549,564	$6,860,679
Sales and other taxes payable                      101,228         201,694
Accrued commissions                                 30,000         229,239
Accrued other                                      238,549         639,817
--------------------------------------------------------------------------
                                                $4,919,341      $7,931,429
==========================================================================

5.	INCOME TAXES:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision (benefit) for income taxes consists of the following:

Year ended March 31,                     2002        2001      2000
----------------------------------------------------------------------
Federal:
  Current                          $(862,000)  $(152,100)  $ 42,900
  Deferred                           708,500    (345,500)    97,800
----------------------------------------------------------------------
                                    (153,500)   (497,600)   140,700
State:
  Current                               -           -        (5,300)
  Deferred                            36,900    (103,700)    32,600
----------------------------------------------------------------------
                                   $(116,600)  $(601,300)  $168,000
======================================================================

The reconciliations of income tax benefit computed at the federal statutory tax rates to actual income tax expense
(benefit) are as follows:

Year ended March 31,                     2002        2001      2000
----------------------------------------------------------------------

Tax expense at statutory rates applied
 to pretax earnings                 $   92,500  $(979,000)  $133,000
State income taxes, net of federal
 benefit                                20,500    (69,100     21,000
Changes in valuation allowance        (397,600)   397,600       -
Other permanent items                   41,700       -          -
Adjustment to prior provisions         126,300       -          -
Non deductible goodwill amortization               65,700
Other, net                                        (16,500)    14,000
-----------------------------------------------------------------------
                                     $(116,600) $(601,300)  $168,000
=======================================================================

The tax effects of temporary differences that give rise to the net short-term deferred income tax asset at March 31, 2002 and 2001 are presented below:

March 31,                                          2002            2001
------------------------------------------------------------------------
Reserve for bad debts                           $131,000      $  178,000
Inventory                                         24,000          22,000
Valuation allowance                                  -          (112,000)
-------------------------------------------------------------------------
 Total short-term deferred income tax asset     $155,000      $   88,000
=========================================================================

The tax effects of temporary differences that give rise to the net long-term deferred income tax asset (liability) are presented below:

Capitalized software, net                 $(1,055,400)    $  (682,000)
Property and equipment                          -              (2,600)
Capitalized leases                              -              29,600
Net operating loss                             436,600      1,165,000
Research and development credit                 30,800
Valuation allowance                             -            (285,600)
------------------------------------------------------------------------
       Net long-term deferred income
         tax asset (liability)            $   (588,000)   $   224,400
========================================================================

The Company intends to carry back approximately $2,536,000 of net operating losses which are available to offset taxable income through the year 1997 and to carry forward
(1) $737,000 to offset federal taxable income and (2)
$3,721,000 of available state carryforwards to offset state taxable income through the year 2022. Realization of the benefit of the carryforward losses depends on generating sufficient taxable income before expiration of the loss carryforwards. At March 31, 2001, although realization was not assured, management believed it was more likely than not that part of the deferred tax asset would be realized, and, accordingly, had provided a reserve against the deferred tax asset. As a result of the Job Creation and Workers Assistance Act of 2002 which allowed the Company to carry back losses to offset taxable income over five years instead of two years, the Company adjusted its estimates and determined that all of the net operating losses would be recognized in carrybacks and carryforwards and removed all allowances recorded against all deferred tax assets.

For the years ended March 31, 2001 and 2000, the Company recognized for income tax purposes a tax benefit of $22,100 and $112,700, respectively, for compensation expense related to its incentive stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital for the years ended March 31, 2001 and 2000.


6.   COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases three locations for its administrative and operational functions under operating leases expiring at various dates through September 2006. Certain leases are subject to escalation based on the Company's share of increases in operating expenses. In addition, the Company leases four cars for the use of certain of its officers, as well as office equipment.

Approximate future minimum annual lease payments under noncancelable operating leases are as follows:

Year ending March 31,
        2003                       $398,000
        2004                        195,000
        2005                         38,000
        2006                         11,000
-------------------------------------------
                                   $642,000
===========================================

Rental expense for operating leases including amounts from cancelable leases approximated $836,000, $735,000 and $645,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Employment Agreements:

The Company has entered into employment agreements which require the payment of approximately $567,000 and $275,000 for the next two years. In addition, certain of the agreements provide for bonus compensation based on certain performance goals, as defined.


7. EMPLOYEE SAVINGS PLAN:


The Company has an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, all employees who are at least 21 years of age and have completed one year of service are eligible to defer up to 15% of their pretax compensation, but not more than the limit prescribed by the Internal Revenue Service.
The Company matches 10% of employee contributions to a maximum of 6% of the employee's salary. The Company contributed approximately $34,000, 34,000 and $31,000 to the plan for the years ended March 31, 2002, 2001 and 2000, respectively.



8.ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Information relating to the allowance for doubtful accounts is as follows

                          Balance at      Charged to              Balance
                          Beginning       Costs and               at End
                          of Year          Expenses   Deductions  of Year
--------------------------------------------------------------------------
                                         (in thousands)

Year ended March 31,
        2000                   $140           -            -       $140
        2001                    140          $317          -        457
        2002                    457           262        $384(a)    335
---------------------------------------------------------------------------

(a) Write-off of uncollectible accounts receivable

9. QUARTERLY RESULTS OF OPERATIONS (unaudited):


The following is a summary of the quarterly results of operations for the years ended March 31, 2002, 2001 and 2000:

                              June 30   September 30  December 31    March 31
------------------------------------------------------------------------------
                               (in thousands, except per share data)

2002:
-----
Net revenue                     $19,867    $17,591      $22,658      $15,334
Cost of products sold            14,452     12,088       15,069        9,053
Cost of services provided         2,469      2,891        4,503        3,154
Net income                           91         91          101          106
Net income per common share:
  Basic                         $   .02    $   .02      $   .02      $   .02
  Diluted                       $   .02    $   .02      $   .02      $   .02

2001:

Net revenue                     $21,628    $20,819      $18,570      $19,155
Cost of products sold            15,229     13,758       12,039       12,648
Cost of services provided         3,560      3,134        4,244        3,962
Net income (loss)                    (8)        34         (899)      (1,406)
Net income (loss) per common
 share:
  Basic                        $   -      $    .01      $  (.18)     $  (.28)
  Diluted                      $   -      $    .01      $  (.18)     $  (.28)

2000:

Net revenue                    $18,363    $19,024       $17,644      $17,792
Cost of products sold           12,356     12,623        12,038       11,119
Cost of services provided        3,510      3,937         3,201        3,584
Net income                          73         52            63           35
Net income per common share:
  Basic                        $   .02    $   .01       $   .01      $   .01
  Diluted                      $   .02    $   .01       $   .01      $   .01
-----------------------------------------------------------------------------

Earnings per common share calculations for each of the quarters were based on the weighted-average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full-year earnings per common share amount.

                              SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2002
				 	MICROS-TO-MAINFRAMES, INC.

                                        By: /s/   Steven H. Rothman
                                                  _________________
                                                  Steven H. Rothman
                                                  Chief Executive Officer
                                                  and President (Principal
                                                  Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Howard Pavony             Chairman of the Board         June 26, 2002
Howard Pavony

/s/ Steven H. Rothman         Chief Executive Officer,      June 26, 2002
Steven H. Rothman             President and Director
                             (Principal Executive Officer)


/s/ Frank T. Wong             Vice President - Finance      June 26, 2002
Frank T. Wong                (Principal Financial and
                              Accounting Officer)

/s/ William Lerner            Director                      June 26, 2002
William Lerner

/s/ Arnold J. Wasserman       Director                      June 26, 2002
Arnold J. Wasserman

/s/ Alvin E. Nashman          Director                      June 26, 2002
Alvin E. Nashman

/s/ James W. Davis            Director                      June 26, 2002
James W. Davis