Form 10-Q
period 2002-06-30
MICROS TO MAINFRAMES INC
filed 2002-08-14
CIK 906282

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT HAVE 1934
               For the quarterly period ended June 30, 2002




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

                        Yes   X    No    _



The number of shares outstanding of the Registrant's Common Stock, Par value $.001 per share, as of August 7, 2002 was 4,748,869

INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and Subsidiaries as of June 30, 2002 and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 30, 2002

Micros-to-Mainframes, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                June 30,2002  March 31,2002
                                                  Unaudited


ASSETS

Current Assets:
 Cash and cash equivalents                        $   443,998    $ 1,217,790
 Accounts receivable - trade, net of
  allowance of $408,000 and $335,000 respectively  13,945,318     13,504,056
 Inventories                                        1,530,418      1,863,370
 Prepaid expenses and other current assets          1,163,544      1,314,006
 Refundable income taxes                              862,000        862,000
 Deferred income taxes                                155,000        155,000
                                                  --------------------------
          Total current assets                     18,100,278     18,916,222



 Property and Equipment:                            8,190,401      7,858,342
   Less accumulated deprecation and amortization    4,172,697      3,797,562
                                                   -------------------------
                                                    4,017,704      4,060,780

 Goodwill                                           3,228,729      3,228,729
 Other Assets                                         179,327        180,495
                                                  --------------------------
 Total Assets                                     $25,526,038   $ 26,386,226
                                                  ==========================





LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Secured notes payable                          $ 3,859,201   $  5,235,837
   Accounts payable and accrued expenses            6,681,572      4,919,342
   Current portion of capital lease obligations       358,174        352,379
                                                   -------------------------
         Total current liabilities                 10,898,947     10,507,558


 Capital Lease Obligations, net of current portion    392,290        484,943
 Deferred Income Taxes                                167,000        588,000
                                                   -------------------------
         Total liabilities                         11,458,237     11,580,501



Commitments and Contingencies



Shareholders' Equity:
Common stock - $.001 par value; authorized
 10,000,000 shares, issued and outstanding
 4,769,469 shares and 4,957,569 shares,
 respectively                                           4,770          4,958
Additional paid-in capital                         15,385,844     15,685,456
Accumulated deficit                                (1,322,813)      (884,689)
                                                  ---------------------------
 Total shareholders' equity                        14,067,801     14,805,725
                                                  ===========================

Total Liabilities and Shareholders' Equity       $ 25,526,038   $ 26,386,226
                                                 ============================


See Notes to Condensed Consolidated Financial Statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months ended June 30,                            2002         2001

                                                          Unaudited
                                                     --------------------

Net Revenue:
Products                                          $ 10,060,532  $ 15,551,860
Services                                             5,369,013     4,314,994
                                                  --------------------------
                                                    15,429,545    19,866,854
                                                  --------------------------

Costs and expenses:
Cost of products sold                                9,459,453    14,452,481
Cost of services provided                            3,579,408     2,468,631
Selling, general and administrative expenses         3,178,537     2,730,326
                                                   -------------------------
                                                    16,217,398    19,651,438

Other Income                                             7,417        17,393
Interest expense                                        78,688       122,221
                                                   --------------------------
Income (loss) before (benefit) provision
      for income taxes                               (859,124)       110,588


(Benefit)  Provision for income taxes                (421,000)        19,900
                                                   --------------------------
Net  income (loss)                                  $(438,124)   $    90,688
                                                   ==========================


Net income (loss) per common shares:
     Basic and diluted                             $    (0.09)   $      0.02

Weighted average number of common shares
    outstanding:
      Basic                                         4,926,577      5,130,037
                                                    ========================
      Diluted                                       4,926,577      5,131,035
                                                    ========================


See Notes to Condensed Consolidated Financial Statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows


                                                   Three Months Ended
                                                         June 30,
                                                   2002           2001
                                                 ----------------------
                                                       (Unaudited)

Cash flows from operating activities:
  Net income (loss)                            $ (438,124)    $  90,688
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                   375,135       238,620
  Deferred income taxes                          (421,000)       19,900
  Changes in operating assets and liabilities:
  Increase in accounts receivable                (441,262)     (627,782)
  Decrease (Increase) in inventory                332,952      (149,009)
  Decrease (Increase)  in prepaid expenses and
   other current  assets                          150,462       (71,802)
 Decrease (Increase)  in other assets               1,168       (24,718)
 Increase (decrease) in accounts payable
   and accrued expenses                         1,762,230     1,564,233
                                              --------------------------
Net cash provided by operating activities       1,321,561     1,040,130
                                              --------------------------


Cash flows used in investing activities:
 Acquisition of property and equipment          (332,059)     (744,241)
                                               -------------------------


Cash flows from financing activities:
 Repayment of secured notes payable           (1,376,636)     (520,000)
  Purchases of common stock                     (299,800)      (40,100)
  Proceed from capital lease equipment               -         449,296
  Payments on Capital lease obligations          (86,858)      (15,621)
                                              --------------------------
Net cash used in financing activities         (1,763,294)     (126,425)
                                              --------------------------

Net (decrease) increase in cash and
  cash equivalents                             (773,792)       169,464
Cash and cash equivalents at the
  beginning of period                         1,217,790      1,205,874
                                             --------------------------
Cash and cash equivalents at the
  end of period                              $  443,998   $  1,375,338
                                             ==========================


Supplemental disclosures  of cash flow  information:

Cash paid during the quarter for:
Interest                                     $   88,080    $   132,486



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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 2002.



INVENTORIES

       Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2002, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.

The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of that period's net sales.
                                       Percentage of Sales
                                   Three Months Ended June 30,
                                         2002         2001

Product sales ..........................   65.20%     78.28%
Service sales  ...... ..................   34.80      21.72
Net sales ..............................  100.00     100.00
Cost of products sold( as a % of
      product sales).....................  94.03      92.93
Cost of service  provided (as a % of
      Services . . . . . . . ........ .    66.67      57.21
Total Direct Cost(as a % of total sales)   84.51      85.17
Selling, general and
     administrative expenses.............  20.60      13.74
Income (loss) before provision (benefit)
      for income taxes     . . . . .....   (5.57)      0.56
Net(loss) income.........................  (2.84)      0.46

The Three Months Ended June 30, 2002, as compared to the Three Months Ended June 30, 2001

     The Company had net sales of approximately  $15,430,000  for the three
months  ended  June 30, 2002  ("First   Quarter   2003"),   as  compared
to approximately $19,867,000 for the three months ended June 30, 2001 ("First Quarter 2002"). The decrease in sales of approximately 22% or approximately $4,437,000, in the First Quarter 2003 was primarily attributable to the decrease in hardware sales of approximately $5,491,000 or 35%, offset by an increase of Service related sales of approximately $1,054,000 or 24%. The tragic events of September 11, 2001 affected all industries. Many companies reduced their capital expenditures due to the economic slow down. The Company strategy is to secure higher margin sales and not pursue sales with low margins.

    As a percentage of product sales, the cost of products sold increased by 1% in the First Quarter 2003 and the costs of services as a percentage of the service revenue increased 9%. Technical personnel salaries charged to cost of service sales increased approximately 20% to approximately $1,542,000 from approximately $1,282,000 from the First Quarter 2002.

     Selling, general and administrative expenses ("SG&A") were approximately $3,179,000 in the First Quarter 2003 as compared to $2,730,000 in the First Quarter 2002, an increase of approximately $449,000 or 16%. SG&A expenses as a percentage of net sales were approximately 20% and 14% in the First Quarter 2003 and the First Quarter 2002, respectively. The increase is due to an increase in payroll, payroll taxes, employee benefits and other employee expenses and deprecation expenses during the First Quarter 2003.

    Other income was approximately $7,000 and $17,000 in the First Quarter 2003 and 2002, respectively. Interest expenses decreased approximately $43,000 in the First Quarter 2003 to approximately $79,000 from approximately $122,000 in the First Quarter 2002 due to a decline in the interest rate and decreased borrowing from its lender in the First Quarter 2003.

   The effective income tax rate was approximately 49% for the First
Quarter 2003.

    As a result of the forgoing, the Company had a net loss of approximately $438,000 in the First Quarter 2003 compared to net income
of approximately $91,000 in the First Quarter 2002.    The basic and
dilutive earnings (loss) per common share were ($0.09) in the First Quarter 2003 compared to $0.02 in the First Quarter 2002.

Recently Issued Accounting Standard

As of April 1, 2001, the Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The Company has completed this impairment test, and has found no impairment.

LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                           June 30,       March 31,
                                            2002            2002
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $   444        $ 1,218
Working capital ......................... $ 7,201        $ 8,409
Current ratio ..........................   1.66:1         1.80:1
Secured notes payable ..................  $ 3,859        $ 5,236
Working capital lines available.......... $ 9,564        $ 9,035

      The Company had working capital of approximately $7,201,000 as of June 30, 2002, a decrease of approximately $1,208,000 from March 31, 2002.

      During the First Quarter 2003, the Company had net cash provided by operating activities of approximately $1,322,000 consisting primarily of an increases in accounts payable and accrued expenses of $1,762,000, decrease in inventory of approximately a $333,000, decrease in prepaid expenses and other current assets of approximately $150,000, which were offset by an increase in accounts receivable of approximately $441,000, and an operating net loss of approximately $438,000.

    The Company had cash used in investing activities of approximately $332,000 consisting of the acquisition of property and equipment of approximately $73,000, and $259,000 from costs incurred in development of computer software.

    The Company had used approximately $1,763,000 in cash from financing activities, of which approximately $1,377,000 consisted of a repayment to its bank, approximately $300,000 for the repurchase of its common stock and approximately $87,000 payment to its capital obligation.

     As a result of the foregoing, the Company had a net decrease in cash of approximately $774,000.

      The Company entered into two credit agreements with two banks on its major credit facility. One of these agreements is a $16,000,000 financing facility. This credit facility is comprised of a floor plan agreement and a revolving receivable financing facility, and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have lien thereon). The floor-plan agreements generally allow the Company to borrow for a period of 30 days interest free. Interest is charged to the Company only after the due date. In addition, the agreements provide for minimum amounts of tangible net worth and specified financial ratios. The borrowing interest rate on the revolving receivables financing loan is a per annum of rate one half of one percentage point (0.5%) below the base rate. The base rate is the prime rate as listed in The Wall Street Journal. The Company's borrowing rate was 4.25% as of June 30, 2002.

      The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon).

      The Company's total outstanding debt under the revolving receivable financing facility was $3,859,201 and $5,235,837 at June 30, 2002 and March 31, 2002, respectively. The Company is charged a facility management fee of $40,000 per annum for this financing facility.

      The Company's current ratio decreased to 1.66:1 at June 30, 2002 from 1.80:1 at March 31, 2002.

     On May 9, 2001, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 250,000 shares, of its common stock not to exceed $250,000 from time-to-time as market and business conditions warrant.
In June 14, 2002, the Board of Directors amended the program to authorize the Company to purchase up to a total of an additional 250,000 shares. During the three months ended June 30, 2002, the Company repurchased 188,100 shares under the program for $299,800. As of June 30, 2002, the Company has purchased a total of 366,000 shares for $546,863 since May 9, 2001. At June 30, 2002, the total remaining number of shares available for repurchase under the program totaled 61,900 shares. The repurchased shares are reduced to the number of common shares outstanding

     Our sources of liquidity include, but are not limited to, funds from operations and funds available under the two aforementioned credit facilities. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amounts of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements through the end of this fiscal year.

Application of Critical Accounting Policies

The Company recorded goodwill as a result of the acquisition of PTI Corporation (formerly known as PIVOT Technologies, Inc.), a subsidiary of Micros to Mainframes. The Company determined the fair value of the PTI Corporation (formerly known as PIVOT Technologies, Inc.) operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of five years plus an assumed average growth rate for all years beyond the initial projected period.

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




                                    MICROS-TO-MAINFRAMES, INC.




Date : August 12, 2002              By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chairman of the Board
                                      of Directors




Date : August 12, 2002               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)




Date : August 12, 2002               By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President of Finance
                                      Principal Financial and
                                      Accounting Officer) and
                                      Secretary

                               CERTIFICATION


I, Steve H. Rothman, Chief Executive Officer and Chief Financial
Officer of Micros-To-Mainframes, certify, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period
ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of June 30, 2002.


Dated: August 14, 2002

                                         s/s Steven H. Rothman
                                        -----------------------
                                             Steven H. Rothman
                                      Micros -To- Mainframes, Inc

                                CERTIFICATION


I, Howard Pavony, Chairman of the Board of Directors of Micros-To-Mainframes, certify, pursuant to 18 U.S.C. Section 1350, as enacted by
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period
ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a)of the Securities Exchange Act of 1934; and

(2)	information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of June 30, 2002.


Dated: August 14, 2002

                                         s/s Howard Pavony
                                        ---------------------
                                             Howard Pavony
                                      Micros -To- Mainframes, Inc