Form 10-Q
period 2002-09-30
MICROS TO MAINFRAMES INC
filed 2002-11-14
CIK 906282

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002




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

                        Yes   X    No    _



The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of November 11 2002 was 4,736,052

INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and Subsidiaries as of September 30, 2002 and the related condensed consolidated statements of operations for the three-month periods and the six-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of March 31, 2002, and the related condensed consolidated statements of income, cash flows, and changes in stockholders' equity for the year ended (not presented herein); and, in our report dated May 21, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 29, 2002

Part 1

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets





                                                 September 30,      March 31,
                                                      2002            2002

                                                    Unaudited

ASSETS


 Current Assets:
   Cash and cash equivalents                       $ 855,119     $  1,217,790
   Accounts receivable - trade, net of allowance
     of $418,000 and $335,000, respectively       13,026,304       13,504,056
   Inventories                                     1,607,783        1,863,370
   Prepaid expenses and other current assets         900,529        1,314,006
   Refundable income taxes                           174,663          862,000
   Deferred income taxes                             155,000          155,000
                                                  ---------------------------
 Total current assets                             16,719,399       18,916,222

 Property and Equipment:                           8,480,729        7,858,342
   Less accumulated deprecation and amortization   4,555,109        3,797,562
                                                  ---------------------------
                                                   3,925,620        4,060,780


 Goodwill                                          3,228,729        3,228,729
 Other Assets                                        179,327          180,495
                                                 ----------------------------
 Total Assets                                    $24,053,075     $ 26,386,226
                                                 ============================





LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

 Secured notes payable                           $ 4,100,507     $  5,235,837
   Accounts payable and accrued expenses           5,047,602        4,919,342
   Current portion of capital lease obligations      357,364          352,379
                                                 ----------------------------
 Total current liabilities                         9,505,474       10,507,558


 Capital Lease Obligations, net of current portion   297,300          484,943

 Deferred Income Taxes                               184,000          588,000
                                                 ----------------------------
         Total liabilities                         9,986,773       11,580,501



 Commitments and Contingencies


 Shareholders' Equity:
   Common stock - $.001 par value; authorized
    10,000,000 shares, issued and outstanding
    4,736,502 shares and and 4,957,569 shares,
       respectively                                    4,737            4,958
   Additional paid-in capital                     15,343,201       15,685,456
   Accumulated deficit                            (1,281,636)        (884,689)
                                                 -----------------------------
    Total shareholders' equity                    14,066,302       14,805,725
                                                 -----------------------------

 Total Liabilities and Shareholders' Equity     $ 24,053,075    $  26,386,226
                                                ==============================

 See Notes to Condensed Consolidated Financial Statements

Micros-to-Mainframes, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations

                                              Three  Month ended September 30
                                                    2002            2001
                                                           Unaduited
                                              -------------------------------
Net revenue
Products                                       $ 9,039,928     $  12,953,780
Services and related product sales               5,593,963         4,636,853
                                               ------------------------------
                                                14,633,891        17,590,633

Costs and expenses:
Cost of products sold                            8,362,957        12,087,701
Cost of services provided and related
             product sales                       3,456,977         2,891,177
Selling, general and administrative expenses     2,683,413         2,387,212
                                                -----------------------------
                                                14,503,347        17,366,090


Other Income                                        25,859             8,712
Interest expense                                    76,226           119,431
                                                ----------------------------
Income before income taxes                          80,177           113,824


Provision for income taxes                          39,000            22,700
                                                ----------------------------

Net  income                                    $    41,177       $    91,124
                                               =============================


Net income (loss) per common share:
     Basic and diluted                         $      0.01       $      0.02
                                               =============================

Weighted average number of common shares
   outstanding:
        Basic                                    4,713,593         5,059,158
                                                 ---------------------------
        Diluted                                  4,716,271         5,060,302
                                                 ---------------------------




See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations


                                               Six month ended September 30
                                                     2002           2001
                                                          Unaduited
                                               -----------------------------

Net revenue
Products                                     $ 19,100,460    $  28,505,640
Services and related product sales             10,962,976        8,951,847
                                              ------------------------------
                                               30,063,436       37,457,487
Costs and expenses:
Cost of products sold                          17,822,410       26,540,182
Cost of services provided and related
       product sales                            7,036,385        5,359,808
Selling, general and administrative expenses    5,861,950        5,117,538
                                              ------------------------------
                                               30,720,745       37,017,528

Other Income                                       33,276           26,105
Interest expense                                  154,914          241,652
                                              ------------------------------
Income (loss) before income taxes                (778,947)         224,412


Provision (benefit) for income taxes             (382,000)          42,600
                                              ------------------------------
Net  income (loss)                           $   (396,947)    $    181,812
                                              ==============================


Net income (loss) per common share:
     Basic and diluted                       $      (0.08)    $       0.04
                                              ==============================


Weighted average number of common shares
    outstanding:
     Basic                                       4,836,027       5,094,403
                                                --------------------------
     Diluted                                     4,836,027       5,095,686
                                                --------------------------




See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

                                                       Six Months Ended
                                                          September 30,
                                                     2002            2001
                                                  ------------------------
                                                          (Unaudited)

Cash flows from operating activities:
  Net income (loss)                            $ (396,947)     $  181,812
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                   757,547         475,168
  (Decrease) increase deferred income taxes      (404,000)         16,100
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable      477,751        (431,873)
  (Increase) decrease in inventory                255,587        (382,855)
  (Increase) decrease in prepaid expenses and
   other current  assets                          413,477         (73,523)
  Decrease in refundable income tax               687,337
  Increasee in other assets                         1,168          91,275
  Increase in accounts payable
   and accrued expenses                           116,260         582,035
                                               ---------------------------
Net cash provided by operating activities       1,908,180         458,139
                                               ---------------------------


Cash flows from investing activities:
  Acquisition of property and equipment          (622,387)     (1,682,259)
                                               ----------------------------
  Net cash used in investing activities          (622,387)     (1,682,259)
                                               ----------------------------


Cash flows from financing activities:
  Repayment of secured notes payable           (1,135,330)       (520,000)
  Retirement of common stock                     (342,476)       (171,722)
  Proceeds from capital lease equipment              -          1,074,428
  Payments on capital lease obligations          (182,658)       (108,241)
                                              -----------------------------
Net cash provided by (used in) financing
         activities                            (1,660,464)        274,465
                                              -----------------------------

Net decrease in cash and cash equivalents        (374,671)       (949,655)
Cash and cash equivalents at the
        beginning of period                     1,217,790       1,205,874
                                              -----------------------------
Cash and cash equivalents at the
          end of period                        $  843,119      $  256,219
                                              =============================


Supplemental disclosures  of cash flow  information:
Cash paid during the quarter for:
Interest                                      $  110,172       $  228,892
Income taxes                                  $   23,067       $    6,057



See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements


1.	Description of Business and Basis Presentation

       	Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies, Inc.)("Pivot"), and Data.Com RESULTS, Inc. ("Data.Com") (collectively, the "Company" or "MTM") serve as a single source provider of advanced technology solutions, including design and consulting services, communication services and products, internet/Intranet development services, and Network and Security Managed Services. In addition, the Company delivers a total processing solution by providing computer hardware and software sales, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, by integrating into a single working system, for a client, a group of hardware and software products from more than 40 major computer vendors including Hewlett Packard/Compaq Computer Company, IBM Corporation, Dell Computer Corporation, NEC Technologies, Inc., Seagate Technology Inc., Citrix Systems, Inc., and Cisco Systems, Inc., Canon USA, Inc., Novell, Inc., Microsoft Corporation, 3COM Corporation, Cubix Corporation. The Company also serves as a Managed Service Provider (MSP) providing automated remote network, system and security management solutions and related consulting and engineering.



        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (Commission file number 0-22122) for the fiscal year ended March 31, 2002.



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



The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of that period's net revenues.

                                        Percentage of Net Revenue

                                Six Months ended    Three Months ended
                                  September 30,        September 30,
                               2002        2001       2002       2001
Product sales...............     63.53%     76.10%    61.77%    73.54%
Services and related
  product sales . . . .. . .     36.47      23.90     38.23     26.36
Net sales ...................   100.00     100.00    100.00    100.00

Cost of product sales (as a
   % of product sales)......     93.31      93.11    92.51      93.31
Cost of services provided and
   related product sales
  (as a % of services and
   related product sales).. .    64.18      59.87    61.80      62.35
Total direct costs (as a % of
         net revenues).......    82.69      85.16    80.77      85.15
Selling, general and
     administrative expenses.    19.50      13.66    18.34      13.57
(Loss) Income before
    Income taxes. ...... . .     (2.60)      0.60     0.55       0.72
Net (Loss) Income............    (1.32)      0.49     0.28       0.59


The Six Months Ended September 30, 2002, as compared to the Six Months Ended September 30, 2001.

Revenue. The Company had net revenues of approximately $30,063,000 for the Six Months Ended September 30, 2002(the "2003 Period"), as compared to approximately $37,457,000 for the Six Months Ended September 30, 2001 (the "2002 Period"). The Company had net revenues of approximately $14,634,000 for the Three Months Ended September 30, 2002 ("Second Quarter 2003"), as compared to approximately $17,591,000 for the Three Months Ended September 30, 2001

("Second Quarter 2002"). Services and related product sales include sales of the Pivot automated remote network management system and high-end service related product sales. The decreases in net revenues of approximately 20% for the 2003 Period and 17% for the Second Quarter 2003 were attributable to decreases in product sales of $9,405,000 for the 2003 Period and $3,914,000 for the Second Quarter 2003, offset by the increase in service and related product sales of approximately $2,011,000 for the 2003 Period and approximately $957,000 for the Second Quarter 2003. The revenue related to the service and consulting business was approximately $10,963,000 for the 2003 Period and approximately $5,594,000 for the Second Quarter 2003, as compared to approximately $8,952,000 for the 2002 Period and approximately $4,637,000 for the Second Quarter 2002. These figures represent a decrease in revenue of approximately 33% and 30% for products sales, and an increase of approximately 22% and 17% for service and related product sales for the 2003 Period and the Second Quarter 2003, respectively. Many companies reduced their capital expenditures due to the economic slow down. The Company's strategy is to secure higher margin sales and not pursue sales with low margins, while increasing its service revenue.


Gross Profit. Cost of products sold includes the direct costs of products sold and freight expenses, offset by rebates from manufacturers. As a percentage of product sales, the cost of products sold increased slightly by 0.2% in the 2003 Period and 0.8% in the Second Quarter 2003. The cost of services and related product sales ("Services") includes the personnel costs associated with providing technical services, together with the products and parts related to the service contract. The cost of services provided increased by 4% for the 2003 Period and decreased slightly by 0.4% in the Second Quarter 2003. The increase in the cost of services resulted from competitive pressures and the slowdown in the industry.
As we anticipated, there was an industry wide decrease in procurement and projects for IT services.

Selling, general and administrative expenses ("SG&A") were approximately $5,862,000 in the 2003 Period as compared to approximately $5,118,000 in the 2002 Period and approximately $2,683,000 for the Second Quarter 2003 compared to approximately $2,387,000 for the Second Quarter 2002. This represented an increase of approximately 15% for SG&A during the 2003 Period as compared to the 2002 Period and an increase of approximately 12% during the Second Quarter 2003 as compared to the Second Quarter 2002. As a percentage of net revenue, SG&A increased to 19.50% for the 2003 Period from 13.66% for the 2002 Period and to 18.34% for the Second Quarter 2003 from 13.57% for the Second Quarter 2002. These increases were due to an increase in payroll, payroll taxes, employee benefits and other employee expenses and depreciation expenses during the 2003 Period and the Second Quarter 2003.


Other income increased to approximately $33,000 in the 2003 Period as compared to approximately $26,000 in the 2002 Period and approximately $26,000 in the Second Quarter 2003 as compared to approximately $9,000 in the Second Quarter 2002. The increase was due to the interest received from the
prior year's tax refund due from the government.   Interest expenses
decreased to approximately $155,000 in the 2003 Period from approximately $242,000 in the 2002 Period and to approximately $76,000 in the Second Quarter 2003 from approximately $119,000 in the Second Quarter 2002, due to the lower bank interest borrowing rates in the 2003 Period and Second Quarter 2003.

The effective income tax rate was approximately 49% in the 2003 Period and the Second Quarter 2003.

As a result of the foregoing, the Company had a net loss of approximately $397,000 in the 2003 Period compared to net income of approximately $182,000 in the 2002 Period, and net income of approximately $41,000 for the Second Quarter 2003 as compared to net income of approximately $91,000 for the Second Quarter 2002. The basic and diluted loss per share was $0.08 in the 2003 Period, as compared to net income per share of $0.04 for the 2002 Period, and the basic and diluted net income per share was $0.01 for the Second Quarter 2003 as compared to $0.02 in the Second Quarter 2002.

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



LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                        September 30,       March 31,
                                             2002            2002
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $   855        $ 1,218
Working capital ......................... $ 7,236        $ 8,408
Current ratio ..........................   1.76:1         1.80:1
Secured notes payable ..................  $ 4,101        $ 5,236
Working capital lines available.......... $ 9,778        $ 9,035

     The Company had working capital of approximately $7,236,000 as of September 30, 2002, a decrease of approximately $1,145,000 from March 31, 2002.

      During the 2003 Period, the Company had net cash provided by operating activities of approximately $1,920,000, consisting primarily of an increase in accounts payable and accrued expenses of $106,000,a decrease in accounts receivable of approximately $478,000, a decrease in inventory of approximately $256,000, a decrease in prepaid expenses and other current assets of approximately $413,000, and a decrease in refundable income tax of $687,000, which were offset by a decrease in deferred tax of approximately $382,000 and an operating net loss of approximately $397,000.


      The Company had cash used in investing activities of approximately $622,000 consisting of the acquisition of property and equipment of approximately $85,000, and approximately $537,000 from costs incurred in the development of computer software.

      The Company had net cash used in financing activities of approximately $1,660,000, by payment of capital lease obligations of approximately $183,000, the repayment to its bank of $1,135,000 and the repurchase of its common stock of approximately $342,000.

     As a result of the foregoing, the Company had a net decrease in cash of approximately $363,000.


      The Company entered into two credit agreements with two banks on its major credit facility. One of these agreements is a $16,000,000 financing facility. This credit facility is comprised of a floor plan agreement and a revolving receivable financing facility, and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners which have liens thereon). The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have liens thereon). The floor-plan agreements generally allow the Company to borrow for a period of 30 days interest free. Interest is charged to the Company only after the due date. In addition, the agreements provide for minimum amounts of tangible net worth and specified financial ratios. The borrowing interest rate on the revolving receivables financing loan is a per annum rate of one half of one percentage point (0.5%) below the base rate. The base rate is the prime rate as listed in The Wall Street Journal. The Company's borrowing rate was 4.25% as of September 30, 2002.

      The Company's total outstanding debt under the revolving receivable financing facility was $4,100,507 and $5,235,837 at September 30, 2002 and March 31, 2002, respectively. The Company is charged a facility management fee of $40,000 per annum for this financing facility.

      The Company's current ratio decreased to 1.76:1 at September 30, 2002 from 1.80:1 at March 31, 2002.

     On May 9, 2001, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 250,000 shares of its common stock, not to exceed $250,000,from time-to-time as market and business conditions warrant. In June 14, 2002, the Board of Directors amended the program to authorize the Company to purchase up to a total of an additional 250,000 shares. During the six months ended September 30, 2002, the Company repurchased 220,867 shares under the program for $342,560. As of September 30, 2002, the Company has purchased a total of 399,067 shares for $589,538 since May 9, 2001.

    On October 25, 2002, the Board of Directors authorized the Company to purchase up to an additional of $300,000 of it common stock. The repurchase program will remain in effect until the first Board of Directors meeting following the close of Company's 2003 fiscal year, unless earlier terminated by the Board. The Company is authorized to repurchase common stock from time to time in open market transactions as permitted under applicable rules and regulations. The extent to which the Company repurchases its stock and the timing of such purchases will depend upon market conditions and other corporate considerations to be evaluated by the Board of Directors.The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement.


     Our sources of liquidity include, but are not limited to, funds from operations and funds available under the two aforementioned credit facilities. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amounts of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements through the next twelve months.

Application of Critical Accounting Policies

   The Company recorded goodwill as a result of the acquisition of PTI Corporation (formerly known as PIVOT Technologies, Inc.), a subsidiary of Micros to Mainframes. The Company determined the fair value of PTI Corporation's operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of five years plus an assumed average growth rate for all years beyond the initial projected period.

   We develop our budgets based on recent sales data for existing products, planned timing of new product launches, and customer commitments related to existing and newly developed products. In estimating future sales and growth rates, we used our internal budgets and make comparisons to other competitors.

   We believe that the accounting estimate related to goodwill impairment is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period since it requires Company management to make assumptions about future sales, cost of sales, and growth rates over the next five years of the subsidiary; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as our net income, would be material. Management's assumptions about future sales prices, future sales volumes, and growth rates require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. If Management's assumptions change, then the Company could be required to recognize an impairment loss, equal to the difference between the fair value of the goodwill and the reported amount of the goodwill. Management has discussed the development and selection of this critical accounting estimate with the Audit Committee and the Company's independent auditors relating to it in Management's discussion and analysis.





Item 4. Controls and Procedures

Within the 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regard to significant deficiencies and material weakness) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

                         PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Stockholders held on
November 8, 2002, the following proposals were adopted by the vote specified below:

                                   For                 Withheld
                                   Election            Authority
1. Election of Directors:

           Howard A Pavony           3,945,353         546,072
           Steven H Rothman          3,945,353         546,072
           William Lerner            3,945,353         546,072
           Arnold J Wasserman        4,043,453         448,972
           Alvin E. Nashman          4,043,453         448,972
           James W Davis             4,043,453         448,972


2.      Approval of 2002 Long-Term Performance Plan

            For         Against         Abstain     Broker Non-votes
         1,835,728      524,697         5,825        2,126,175



Item 5. Other Information

The Company has received notification from NASDAQ that its common stock has failed to maintain a minimum market value of public float of $5,000,000 as required by the NASDAQ National Market under Marketplace Rule
4450(a)(2). Accordingly, the Company's securities are scheduled to be delisted from the National Market as of November 20, 2002.

The Company has filed an application to transfer to the NASDAQ SmallCap
Market.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date :  November 12, 2002             By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)



Date :  November 12, 2002             By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Financial Officer
                                      Chairman of the Board
                                      of Directors




Date :  November 12, 2002             By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      Principal Financial and
                                      Accounting Officer) and
                                      Secretary

                                 CERTIFICATION


I, Steve H. Rothman,  Chief Financial Officer of Micros-to-Mainframes,
Inc. certify, pursuant to 18 U.S.C. SECTION 1350, as enacted by SECTION 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Micros --to- Mainframes, Inc.


Dated: November 12, 2002

                                           s/s Steven H. Rothman
                                           ---------------------
                                               Steven H. Rothman
                                            Chief Financial Officer

                              CERTIFICATION


I, Howard Pavony, Chief Executive Officer of Micros-To-Mainframes, Inc., certify, pursuant to 18 U.S.C. SECTION 1350, as enacted by SECTION 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a)of the Securities Exchange Act of 1934; and

(2)	information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Micros-to-Mainframes, Inc.


Dated: November 12, 2002

                                           s/s Howard Pavony
                                          -------------------
                                               Howard Pavony
                                            Chief Executive Officer

                          CERTIFICATION

     I, Howard Pavony, President and CEO of Micros to Mainframes, Inc, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Micros-To-Mainframes, Inc .;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 	November 12, 2002		s/s Howard Pavony  President and CEO

                            CERTIFICATION

I, Steve H Rothman, Chief Financial Officer of Micros to Mainframes, Inc, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Micros-To-Mainframes, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 	November 12, 2002	    s/s Steve H. Rothman CFO