Form 10-Q
period 2002-12-31
MICROS TO MAINFRAMES INC
filed 2003-02-13
CIK 906282

United States
                      Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2002




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

                        Yes   X    No    _



Indicate by check mark whether the Registrant's is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                        Yes  __    No    X


The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of February 12 2003 was 4,736,152

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and Subsidiaries as of December 31, 2002 and the related condensed consolidated statements of operations for the three-month periods and the nine-month periods ended December 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public
Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of March 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 28, 2003

PART I

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets


                                              December 31,2002  March 31,2002

                                                   Unaudited
                                               _______________________________


ASSETS

Current Assets:
 Cash and cash equivalents                         $  210,698     $ 1,217,790
   Accounts receivable - trade, net of allowance
   of $509,000  and $335,000, respectively         14,402,991      13,504,056
   Inventories                                      1,467,760       1,863,370
   Prepaid expenses and other current assets        1,069,681       1,314,006
   Refundable income taxes                            174,663         862,000
   Deferred income taxes,                             175,000         155,000
                                                ______________________________

 Total current assets                              17,500,793      18,916,222


 Property and Equipment:                            8,788,785       7,858,342
   Less accumulated deprecation and amortization    4,974,194       3,797,562
                                                ______________________________
                                                    3,814,591       4,060,780


 Goodwill,                                          3,228,729       3,228,729
 Other Assets                                         171,919         180,495
                                                ______________________________

 Total Assets                                   $  24,716,032    $ 26,386,226
                                                ==============================



LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Secured notes payable                        $  4,653,397     $  5,235,837
   Accounts payable and accrued expenses           5,473,661        4,919,342
   Current portion of capital lease obligations      366,602          352,379
                                                 ____________________________
 Total current liabilities                        10,493,660       10,507,558


 Capital Lease Obligations, net of current portion   199,913          484,943
 Deferred Income Taxes                               146,000          588,000
                                                 ____________________________
 Total liabilities                                10,839,573       11,580,501



Commitments and Contingencies


 Shareholders' Equity:
   Common stock - $.001 par value; authorized
    10,000,000 shares,  issued and outstanding
    4,736,152 shares and 4,957,569 shares,
    respectively                                       4,736            4,958
   Additional paid-in capital                     15,342,725       15,685,456
   Accumulated deficit                            (1,471,002)        (884,689)
                                                ______________________________
 Total shareholders' equity                       13,876,459       14,805,725
                                                ______________________________

 Total Liabilities and Shareholders' Equity     $ 24,716,032     $ 26,386,226
                                                ==============================


 See Notes to Condensed Consolidated Financial Statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations


                                              Nine months ended December 31,
                                                   2002         2001
                                              ______________________________

Net revenue:
Products                                      $  28,268,583   $   45,308,004
Services and related product sales               15,983,274       14,807,962
                                              ______________________________
                                                 44,251,857       60,115,966


Costs and expenses:
Cost of products sold                            26,380,838       41,609,914
Cost of services provided and
     related product sales                       10,211,211        9,862,648
Selling, general and administrative expenses      8,502,386        7,978,378
                                               _____________________________
                                                 45,094,435       59,450,940


Other income                                         35,784           33,013
Interest expense                                    219,519          358,490
                                               _____________________________
Income (loss) before income taxes                (1,026,313)         339,549


Provision (benefit) for income taxes               (440,000)          57,000
                                               _____________________________
Net income (loss)                              $   (586,313)    $    282,549
                                               =============================




Net income (loss) per common shares:
     Basic and diluted                         $     (0.12)     $       0.06
                                               =============================


Weighted average number of common shares
    outstanding:
     Basic                                        4,802,659        5,057,124
     Diluted                                      4,802,659        5,057,929








See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations

                                              Three months ended December 31,
                                                     2002          2001
                                              _______________________________


Net revenue:
Products                                     $    9,168,123    $   16,802,364
Services and related product sales                5,020,298         5,856,115
                                               ______________________________
                                                 14,188,421        22,658,479


Costs and expenses:
Cost of products sold                             8,558,428        15,069,732
Cost of services provided and
    related product sales                         3,174,826         4,502,840
Selling, general and administrative expenses      2,640,436         2,860,840
                                               ______________________________
                                                 14,373,690        22,433,412



Other income                                          2,508             6,908
Interest expense                                     64,605           116,838
                                               ______________________________
Income (loss) before income taxes                  (247,366)          115,137


Provision (benefit) for income taxes                (58,000)           14,400
                                               ______________________________
Net  income (loss)                             $   (189,366)      $   100,737
                                               ==============================



Net income (loss) per common shares:
     Basic and diluted                         $      (0.04)      $      0.02
                                               ==============================


Weighted average number of common shares
     outstanding:
      Basic                                       4,736,286         4,982,662
      Diluted                                     4,736,286         4,992,188








See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

                                              Nine Months Ended December 31,
                                                   2002           2001
                                             ________________________________
                                                        (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                 $ (586,313)    $  282,549
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                      1,176,632        935,721
  Deferred income taxes                               (462,000)        57,000
  Changes in operating assets and liabilities:
  Increase in accounts receivable                     (898,935)    (1,259,932)
  (Decrease) Increase in inventory                     395,610       (274,987)
  Decrease in prepaid expenses and
  other current  assets                                244,325        186,670
  Decreased in Refundable income taxes                 687,337        174,600
  (Increase) decrease in other assets                    8,576         (2,865)
  Increase (decrease) in accounts payable
  and accrued expenses                                 554,319       (559,287)
                                                   ___________________________
Net cash provided by (used in) operating activities  1,119,551       (460,531)
                                                   ___________________________


Cash flows from investing activities:
  Acquisition of property and equipment               (930,443)    (1,898,263)
                                                    __________________________
  Net cash used in investing activities               (930,443)    (1,898,263)
                                                    __________________________


Cash flows from financing activities:
  Borrowing (Repayment) of secured notes payable     (582,440)      1,240,109
  Purchases of Treasury stock                        (342,953)       (228,055)
  Proceed from capital lease equipment                   -          1,074,428
  Payments on Capital lease obligations              (270,807)       (184,583)
                                                    __________________________
Net cash provided by (used in) financing activitie (1,196,200)      1,901,899
                                                    __________________________

Net decrease in cash                               (1,007,092)       (456,895)
Cash at the beginning of period                     1,217,790       1,205,874
                                                   ___________________________
Cash at the end of period                          $  210,698     $   748,979
                                                   ===========================

Supplemental disclosures  of cash flow  information:

Cash paid during the quarter for:

Interest                                              260,522        318,807
Income taxes                                           28,220          9,707



See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements


1.	Description of Business and Basis Presentation

       	Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies, Inc.)("Pivot"), and Data.Com RESULTS, Inc. ("Data.Com") (collectively, the "Company" or "MTM"), serve as a single source provider of advanced technology solutions, including design and consulting services, communication services and products, internet/Intranet development services, and network and security managed Services. In addition, the Company delivers a total processing solution by providing computer hardware and software sales, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, for a client by integrating into a single working system, a group of hardware and software products from more than 40 major computer vendors including Hewlett Packard/Compaq Computer Company, IBM Corporation, Dell Computer Corporation, NEC Technologies, Inc., ISS Technology Inc., Citrix Systems, Inc., Cisco Systems, Inc., Canon USA, Inc., Novell, Inc., Microsoft Corporation, 3COM Corporation and Symantec Corporation. The Company also serves as a Managed Service Provider (MSP) providing automated remote network, system and security management solutions and related consulting and engineering.



        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the Company's Fiscal year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (Commission file number:
0-22122) for the fiscal year ended March 31, 2002.


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

                                        Percentage of Net Revenue

                                Nine Months ended    Three Months ended
                                  December 31,        December 31,
                                  2002        2001       2002     2001
                               -------------------------------------------
Product revenue..............      63.88%   75.37%      64.62%   74.15%
Services and related
  product revenue. . . .. . .      36.12      24.63     35.38    25.85
Net revenue ...................   100.00     100.00    100.00   100.00

Cost of product revenue (as a
   % of product revenue)......     93.32      91.84     93.35    89.69
Cost of services provided and
   related product revenue
  (as a % of services and
   related product revenue).. .    63.89      66.60     63.24    76.89
Total direct costs (as a % of
         net revenue).......       82.69      85.12     82.70    86.38
Selling, general and
     administrative expenses...     19.21      13.27     18.61    12.63
(Loss) Income before Income taxes. (2.32)      0.56     (1.74)    0.51
Net (Loss) Income............      (1.32)      0.47     (1.33)    0.45


The nine months and the three months ended December 31, 2002, as compared to the nine months and the three months ended December 31, 2001.

Revenue. The Company had net revenue of approximately $44,252,000 for the nine months ended December 31, 2002(the "2003 Period"), as compared to approximately $60,116,000 for the nine months ended December 31, 2001 (the "2002 Period"). The Company had net revenue of approximately $14,188,000 for the three months

Ended December 31, 2002 ("Third Quarter 2003"), as compared to approximately $22,658,000 for the three months ended December 31, 2001 ("Third Quarter 2002"). Services and related product revenue include sales of the Pivot automated remote network management system and high-end service related product revenue. The decreases in net revenue of approximately 26% for the 2003 Period and 37% for the Third Quarter 2003 were attributable to decreases in product revenue of $17,039,000 for the 2003 Period and $7,634,000 for the Third Quarter 2003, an increase in service and related product revenue of approximately $1,175,000 for the 2003 Period and a decrease of approximately $836,000 for the Third Quarter 2003. The revenue related to the service and consulting business was approximately $15,983,000 for the 2003 Period and approximately $5,020,000 for the Third Quarter 2003, as compared to approximately $14,808,000 for the 2002 Period and approximately $5,856,000 for the Third Quarter 2002. These figures represent a decrease in revenue of approximately 38% and 45% for product revenue, and an increase of approximately 8% for the 2003 Period and a decrease of 14% for the Third Quarter 2003 for service and related product revenue. Many companies including the company's customer have reduced their capital expenditures and projects for IT expenditures due to the economic slow down. These reductions have a direct impact on the Company's revenues. In light of these conditions Company's strategy is to secure higher margin sales and not pursue sales with low margins, while increasing its service revenue.

Gross Profit.   Gross profit is the difference between net revenues from
product sales and cost of products sold. Cost of products sold includes the direct costs of products sold and freight expenses, offset by rebates from manufacturers. As a percentage of product revenue, the cost of products sold decreased slightly by 1.5% in the 2003 Period and increased 3.66% in the Third Quarter 2003. The cost of services and related product sales ("Services") includes the personnel costs associated with providing technical services, together with the products and parts related to the service contract. The cost of services provided decreased by 2.7% for the 2003 Period and decreased by 13.7% in the Third Quarter 2003.


Selling, general and administrative expenses ("SG&A") were approximately $8,502,000 in the 2003 Period as compared to approximately $7,978,000 in the 2002 Period and approximately $2,640,000 for the Third Quarter 2003 compared to approximately $2,861,000 for the Third Quarter 2002. This represented an increase of approximately 7% for SG&A during the 2003 Period as compared to the 2002 Period and a decrease of approximately 8% during the Third Quarter 2003 as compared to the Third Quarter 2002. As a percentage of net revenue, SG&A increased to 19.21% for the 2003 Period from 13.27% for the 2002 Period and to 18.61% for the Third Quarter 2003 from 12.63% for the Third Quarter 2002. These increases were due to an increase in payroll, payroll taxes, employee benefits and other employee expenses, telephone and depreciation expenses during the 2003 Period and the Third Quarter 2003.


Other income increased to approximately $36,000 in the 2003 Period as compared to approximately $33,000. The increase was due to the interest received from the prior year's tax refund due from the government. There was approximately $3,000 of other income in the Third Quarter 2003 as compared to approximately $7,000 in the Third Quarter 2002.

Interest expenses decreased to approximately $220,000 in the 2003 Period from approximately $358,000 in the 2002 Period and to approximately $65,000 in the Third Quarter 2003 from approximately $117,000 in the Third Quarter 2002, due to the lower bank interest borrowing rates in the 2003 Period and Third Quarter 2003.

The effective income tax rate was approximately 43% in the 2003 Period and 23% in the Third Quarter 2003 as compare to 17% in the 2002 Period and 13% in the Third Quarter 2002.

As a result of the foregoing, the Company had a net loss of approximately $586,000 in the 2003 Period compared to net income of approximately $283,000 in the 2002 Period, and a net loss of approximately $189,000 for the Third Quarter 2003 as compared to net income of approximately $101,000 for the Third Quarter 2002. The basic and diluted loss per share was $0.12 in the 2003 Period, as compared to net income per share of $0.06 for the 2002 Period, and the basic and diluted net loss per share was $0.04 for the Third Quarter 2003 as compared to income of $0.02 for the Third Quarter 2002.

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





LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                        December 31,     March 31,
                                             2002            2002
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $   211        $ 1,218
Working capital ......................... $ 7,007        $ 8,408
Current ratio ..........................   1.67:1         1.80:1
Secured notes payable ..................  $ 4,653        $ 5,236
Working capital lines available.......... $ 9,638        $ 9,035

     The Company had working capital of approximately $7,007,000 as of December 31, 2002, a decrease of approximately $1,401,000 from March 31, 2002.

      During the 2003 Period, the Company had net cash provided by operating activities of approximately $1,120,000, consisting primarily of an increase in accounts payable and accrued expenses of $554,000, a decrease in inventory of approximately $396,000, a decrease in prepaid expenses and other current assets of approximately $244,000, and a decrease in refundable income tax of $687,000, which were offset by an increase in accounts receivable of approximately $899,000, a decrease in deferred tax of approximately $462,000 and an operating net loss of approximately $586,000.


      The Company had cash used in investing activities of approximately $930,000 consisting of the acquisition of property and equipment of approximately $125,000, and approximately $805,000 from costs incurred in the development of computer software.

      The Company had net cash used in financing activities of approximately $1,196,000, by payment of capital lease obligations of approximately $271,000, the repayment to its bank of $582,000 and the repurchase of its common stock of approximately $343,000.

     As a result of the foregoing, the Company had a net decrease in cash of approximately $1,007,000.

      The Company entered into two separete credit agreements with two banks. One of these agreements is a $16,000,000 financing facility. This credit facility is comprised of a floor plan agreement and a revolving receivable financing facility, and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners which have liens thereon). The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have liens thereon). The floor-plan agreements generally allow the Company to borrow for a period of 30 days interest free. Interest is charged to the Company only after the due date. In addition, the agreements provide for minimum amounts of tangible net worth and specified financial ratios. The borrowing interest rate on the revolving receivables financing loan is at per annum rate of one half of one percentage point (0.5%) below the base rate. The base rate is the prime rate as listed in The Wall Street Journal. The Company's borrowing rate was 3.75% as of December 31, 2002.

      The Company's total outstanding debt under the revolving receivable financing facility was $4,653,397 and $5,235,837 at December 31, 2002 and March 31, 2002, respectively. The Company is charged a facility management fee of $40,000 per annum for this financing facility.

      The Company's current ratio decreased to 1.67:1 at December 31, 2002 from 1.80:1 at March 31, 2002.


     On May 9, 2001, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 250,000 shares of its common stock, at a cost not to exceed $250,000,from time-to-time as market and business conditions warrant. In June 14, 2002, the Board of Directors amended the program to authorize the Company to purchase up to a total of an additional 250,000 shares as an additional cost not in exceeded $250,000. During the nine months ended December 31, 2002, the Company repurchased 220,867 shares under the program for $342,560. As of December 31, 2002, since May 9, 2001, the Company has purchased a total of 399,517 shares for $590,015.

    On October 25, 2002, the Board of Directors authorized the Company to purchase up to an additional $300,000 of its common stock. The repurchase program will remain in effect until the first Board of Directors meeting following the close of Company's 2003 fiscal year, unless earlier terminated by the Board. The Company is authorized to repurchase common stock from time to time in open market transactions as permitted under applicable rules and regulations. The extent to which the Company repurchases its stock and the timing of such purchases will depend upon market conditions and other corporate considerations to be evaluated by the Board of Directors. The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement.


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

Application of Critical Accounting Policies

The Company recorded goodwill as a result of the acquisition of PTI Corporation (formerly known as PIVOT Technologies, Inc.), a subsidiary of Micros to Mainframes. The Company determined the fair value of PTI Corporation's operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of five years plus an assumed average growth rate for all years beyond the initial projected period.
We develop our budgets based on recent sales data for existing products, planned timing of new product launches, and customer commitments related to existing and newly developed products. In estimating future revenue and growth rates, we used our internal budgets and make comparisons to other competitors.


We believe that the accounting estimate related to goodwill impairment is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period since it requires Company management to make assumptions about future sales, cost of sales, and growth rates over the next five years of the subsidiary; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as our net income, would be material. Management's assumptions about future sales prices, future sales volumes, and growth rates require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. If Management's assumptions change, then the Company could be required to recognize an impairment loss, equal to the difference between the fair value of the goodwill and the reported amount of the goodwill. Management has discussed the development and selection of this critical accounting estimate with the Audit Committee and the Company's independent auditors.


Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

 Not applicable




Item 4. Controls and Procedures

Within the 90 days prior to the filing of this report, the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the evaluation, these officers including the Chief Executive Officer and the Chief Financial Officer, concluded the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

                         PART II  OTHER INFORMATION

None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date :  February 12, 2003             By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)



Date :  February 12, 2003             By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Financial Officer
                                      Chairman of the Board
                                      of Directors




Date :  February 12, 2003             By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer) and
                                      Secretary

                                CERTIFICATION


I, Steve H. Rothman, Chief Financial Officer of Micros-to-Mainframes, Inc. hereby certify, pursuant to 18 U.S.C. Section 1350, as enacted by
Section 906 of theSarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended
December 31, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Micros -to- Mainframes, Inc.


Dated: February, 12, 2003

                                    s/s Steven H. Rothman
                                  ------------------------
                                        Steven H. Rothman
                                    Chief Financial Officer

                              CERTIFICATION


I, Howard Pavony, Chief Executive Officer of Micros-To-Mainframes, Inc., hereby certify, pursuant to 18 U.S.C. Section 1350, as enacted by
Section 906 of theSarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended
December 31, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a)of the Securities Exchange Act of 1934; and

(2)	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Micros-to-Mainframes, Inc.


Dated: February 12, 2003

                                         s/s Howard Pavony
                                         ------------------
                                             Howard Pavony
                                        Chief Executive Officer

                             CERTIFICATION

 I, Howard Pavony, President and CEO of Micros-to- Mainframes, Inc, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Micros-to-
Mainframes, Inc.;

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   February 12, 2003         s/s Howard Pavony,  President and CEO

                             CERTIFICATION

I, Steve H. Rothman, Chief Financial Officer of Micros-to-Mainframes, Inc, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of  Micros-to-
Mainframes, Inc.;

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

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


Date:   February 12, 2003   s/s Steve H. Rothman, Chief Financial Officer