Form 10-K
period 2003-03-31
MICROS TO MAINFRAMES INC
filed 2003-06-27
CIK 906282

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended March 31, 2003

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

        Indicate by check whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Act). Yes[ ] No[X]


        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 30, 2002 was $3,552,377 (assuming solely for purposes of this calculation that all directors and officers of the registrant are "affiliates" and that no other person is an "affiliates" of the registrant").

	The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of June 20, 2003 was 4,723,152

Documents Incorporated by Reference: None

Private Securities Litigation Reform Act Safe Harbor Statement

This Annual Report on Form 10-K of Micros-To-Mainframes, Inc. (collectively with its subsidiaries, "MTM" or the "Company") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions and the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may", "could", "will," "expect," "anticipate," "believe", "continue," "estimate," "project," "intend," and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from the forward looking statement. Such risks and uncertainties include, without limitation:

  A significant decline in demand for the Company's services due to the current slowdown in IT spending and general economic conditions associated with providing information technology and engineering services;


  The Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients;

  Possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock;

  The Company's ability to obtain financing on satisfactory terms;

  The Company's ability to remain competitive in the intense IT markets which it serves;

  The risk of claims being made against the Company associated with providing temporary staffing services;

  The Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities;

  The Company's ability to remain in compliance with federal and state wage and hour laws and regulations;

  The accuracy of the Company's predictions as to the future need for the Company's services;

  Uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments;

  The costs of conducting and the outcome of litigation involving the Company; and

  Other economic, competitive and governmental factors affecting the Company's operations, markets, products and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly revise any of these forward-looking statements.

                                   Part I

ITEM 1.   BUSINESS


GENERAL:


       	Micros-to-Mainframes, Inc. and its subsidiaries, MTM
Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies,Inc.)("Pivot"), and Data.Com RESULTS, Inc.
("Data.Com"), serve as a single source provider of advanced technology solutions to small, mid-size and large corporate clients. These solutions include design and consulting services, communication services and products, Internet/Intranet development services, and network and security managed services. In addition, the Company delivers total processing solution's to its customers by providing computer hardware and software, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). A network is the integration of two or more computers and their components into a system that allows multiple users to share the same information, communicate with the mainframe (a computer with large capacity used primarily for massive data storage and processing) or central networking system and all other computers and peripheral equipment.

      The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, by integrating into a single working system a group of hardware and software products from more than 40 major computer vendors, including Hewlett Packard/Compaq Computer Company, IBM Corporation, Dell Computer Corporation, NEC Technologies, Inc., ISS Technology Inc., Citrix Systems, Inc., Cisco Systems, Inc., Novell, Inc., Microsoft Corporation, 3COM Corporation and Symantec Corporation. The Company also serves as a managed service provider
(MSP) providing automated remote network, system and security management solutions and related consulting and engineering services.


        MTM provides its customers, which consist of certain Fortune 500 corporations and others which the Company believes are mostly in the Fortune 2000 category (hereinafter referred to as "Fortune 2000 corporations"), municipalities and educational institutions in the tri-state, New York City metropolitan area, with a wide range of related outsourced customer support services, including network analysis and design, network service management, systems configuration, physical installation, software loading, application training, continuing education, maintenance and repair services.

	The outsourcing of computer services is a rapidly growing trend whereby a client company obtains all or a portion of its data processing requirements from a systems integrator, such as MTM, that specializes in the computer service, product or application required by the client. The focus of the Company's growth strategy revolves around the Company's outsourced support services, which include contract programming, network consulting and staff leasing in addition to systems integration. Since 1991, the Company has evolved to become a provider of IT professional services, and providing customer managed services and is focusing its current marketing efforts in such areas. Such services account for approximately 38%
of the Company's revenues for the fiscal year ended March 31, 2003 ("Fiscal 2003"), small portion of these revenues derived from maintenance and repair services.

	The Company's software support services include network and mainframe connectivity (communication between computers and networks) consulting, hardware and software maintenance, network management, videoconferencing consulting and trouble-shooting support. The Company's clients have access to person-to-person support services administered by a staff of highly trained support engineers, generally via a toll-free 800-telephone call. The Company's clients also have access to MTM's consulting services for LAN and WAN planning, detailed systems design, gateway (a device which allows computer users to access data from networks to the mainframes or by telephone), bridge (a device which allows computer users to communicate between networks and provides an expansion route for the existing network) and security/disaster recovery.


	The Company reorganized its operations in its fiscal year ended March 31, 2000 ("Fiscal 2000"). All of the services inclusive of high-end hardware previously offered by the Company, including those provided by MTM, Pivot, the Advanced Technologies Group and Data.Com, are now reported as one unit. The service business accounted for over $20,984,000 in revenues in Fiscal 2003.

      Although the Company believes that these operations will continue to grow, there can be no assurance that the Company will be able to obtain the financing necessary to fund this growth or that the service operations will obtain the business to increase the Company's revenues and profitability. The Company is presently reviewing various options with its financial advisors for additional financing, subject to market conditions, in order to increase the sales and profitability of its operations.

     The Company was incorporated on May 12, 1986 in the State of New York.


INDUSTRY

	The microcomputer industry has become a multi-billion dollar industry since its development in the late 1970's. Today, industry participants face intense competition, the challenge of constant technological advancement and the ongoing need for business process optimization. Companies are turning to IT solutions to compete more effectively. As a result, the ability of solutions provider to integrate and align information technologies with new business objectives has become critical for survival.

     Although many companies have recognized the importance of optimizing IT systems and products to support business processes in competing in today's challenging climate, the process of designing, developing and implementing IT solutions has become increasingly complex. With the prevailing economic conditions, many customers have nonetheless elected to defer updating their IT system as well as failing to reinvests in their computer infrastructures. Many companies are focusing now on making the most effective use of existing computer systems. Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative. Many companies are not hiring and reducing their own permanent staff and reducing the demand for consulting services in attempts to maintain profitability. This has a direct impact on MTM's revenues.

     The current economic environment has further challenged many companies to evaluate investment or funding choices and business critical applications. IT managers must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols and off-the-shelf software applications to support business objectives. Companies also need to keep pace with new developments in technology, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have caused many organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity, quality and variety of IT skills necessary to design and support IT solutions. IT managers are charged with supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

     The Company believes the strongest demand for MTM's IT services is among companies which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives. These companies often rely on IT service providers to help implement and manage their systems. However, many of these companies rely on multiple providers for their IT needs. Generally, the Company believes that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies' needs.

	These companies purchase computer hardware from a number of sources, including manufacturer authorized dealers and value-added resellers, such as MTM, retail stores and, with increasing importance, directly from manufacturers through direct telemarketing and mail order organizations. Direct sales have benefited from microcomputer users becoming more computer literate, the emergence of industry standards and increased inter-changeability of peripherals. As a result of the foregoing, the microcomputer dealer distribution channel is currently undergoing additional market segmentation into dealers such as the Company, which are systems integrators, which offer one-stop total solution for outsourcing.

PRODUCTS

	The Company markets microcomputers, printers, displays, video conferencing products, LAN and WAN products, plotters, software and other peripheral products. MTM is an authorized sales and service dealership of microcomputer equipment and related products supplied primarily by major manufacturers, including, but not limited to, Hewlett Packard/Compaq Computer Company, IBM Corporation, Dell Computer Corporation, NEC Technologies, Inc., ISS Technology Inc., Citrix Systems, Inc., Cisco Systems, Inc., Canon USA, Inc., Novell, Inc., Microsoft Corporation, 3COM Corporation and Symantec Corporation.

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

	The microcomputer industry is characterized by numerous hardware systems that utilize different and often incompatible standards for hardware and software. The Company has the capability to design systems and support services, which include products or components manufactured by numerous manufacturers that address most applicable industry standards.

	The Company is an authorized dealership for the various standardized LAN systems, including those provided by Cisco, Citrix, Novell, 3COM, Microsoft, IBM and others. In addition, the Company sells and services LAN and WAN products produced by the various manufacturers. LAN and WAN systems allow various microcomputers to communicate with other computers in a group and with other microcomputers in other LANs and WANs. The Company's clients have access to the Company's Connectivity and Communication Laboratory described below where they can test, design and create LANs and WANs.

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

	The following services provide the Company's clients with the ability to outsource virtually all of their support requirements with one company for a wide variety of their microcomputer hardware and software needs. These services generally provide the Company's clients with access via an 800-telephone call to person-to-person support services administered by a staff of highly trained support engineers in the Company's Advanced Technology Group. There are presently 115 technical support persons under the supervision of a Data Communications Manager working in this area. This group is responsible for systems design and the implementation of technology and the management of advanced technology projects including LANs, WANs and data communications problem solving for clients.

NETWORK AND MAINFRAME CONNECTIVITY CONSULTING

	MTM and its staff of networking consultants offer a high level of expertise at all levels of computer technology to provide management information services (MIS) departments with consulting services ranging from connectivity to enhancements, feasibility and implementation. These services address critical issues such as performance, reliability and compatibility with proven strategies and products. MTM offers research and planning insight at all levels of information flow from mainframes to mini to micro computers and within each system. These consulting services provide clients with access to a variety of options in designing and maintaining systems.

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

	The Company's lab features several different LAN and WAN operating systems for the entire spectrum of computer sizes from such manufacturers as Microsoft, Novell, IBM, Citrix, Compaq-SANS, and
Cisco.

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

1-800-PRODUCT SUPPORT

	The Company's experienced support engineers provide product support to resolve specific operating system and application problems. The Company's toll-free 800-telephone support line can be used for such problems as application software, installation assistance, error message handling or shared device problems. The applications supported include spreadsheets, word processing packages, communications, network and PC operating systems, graphics, databases and various utilities.

	The Company provides its clients with instant access to the latest product support resources for known problems and resolutions, updates and release information.

NETWORK TRAINING AND CONSULTING

	The Company's Advanced Technology Group provides the Company's clients and their corporate management, as well as its own engineering and sales personnel, with technical support and training. The Company's support engineers have generally been trained by major computer vendors and receive additional training from courses given by computer vendors, as well as by the Company's Data Communications Manager, on an as needed basis and also in order to maintain their certifications with their respective vendors. The Company offers comprehensive training sessions for its customers featuring instruction by manufacturer-trained customer support representatives. This department assists in post-sale customer inquiries and network consultation and support via a toll-free 800 telephone number. The Company also offers customer-training seminars for various microcomputer hardware and software products at its own facilities and at customer sites.

PRODUCT MAINTENANCE

	The Company offers contracts to its customers for both on-site and off-site complete product maintenance and repair services. These maintenance contracts generally provide for the Company to maintain microcomputer equipment at the customer's location during regular business hours. Most maintenance contracts are renewable annually.
In addition, the Company provides authorized warranty service and repair for equipment sold by it and by others. The service department fulfills warranty requirements and offers extended maintenance and repair agreements after the expiration of manufacturers' warranties. The service department maintains a part inventories for the products distributed by the Company and is staffed by manufacturer-certified field engineers.

REMOTE NETWORK SERVICES

	The Company, through Pivot Technologies, Inc., provides remote network services to its clients. Remote network services are designed to monitor local, wide area and private virtual networks remotely from Pivot's offices at 614 Corporate Way in Valley Cottage, New York.

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

DATABASE

	MTM has access to state-of-the-art technical databases, which provide it with information concerning technological advances from major vendors. This assists the Company in trouble-shooting as it receives up-to-date product information from a wide variety of vendors. The Company has either been licensed, contracted or authorized to use Novell's technical database which Novell engineers use for research and network diagnosis, as well as technical information from IBM, Compaq, Cisco, Microsoft, NEC, 3COM, and Fore Systems, Inc. These databases provide the Company with technological advances from major vendors as soon as the information is published. These, in turn, allow the Company flexibility to shift rapidly to vendors whose products are expected to increase in demand as a result of technological advances.

INSTALLATION SERVICE PROVIDER

	The Company entered into a Master Services Agreement (the "Services Agreement") with Dell Marketing L.P. ("Dell") on April 15, 1999 to become a designated Dell installation service provider.
Under the Services Agreement, the Company became Dell's subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Services Agreement is currently automatically renewable for additional one-year terms on each expiration date unless either party gives a written notice of termination at least one hundred twenty days prior to the expiration date of the then current term.

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

MARKETING AND SALES

	The Company's marketing efforts are focused on Fortune 2000 corporations, professional firms, and governmental and educational institutions. The Company has recently begun also to focus on the mid-tier corporate market ($50,000,000 to $750,000,000) revenue based companies. Except for major corporate accounts, these customers generally do not have internal computer support personnel. Management believes that the increasing complexity of microcomputer systems, increased usage of microcomputers in the workplace and the trend toward network interconnecting will cause business and institutional customers to require significant levels of outsourced customer support services, such as those provided by the Company. The Company believes that these customers are increasingly relying on their dealers and suppliers to provide, in addition to competitive pricing, an one-stop solution-based approach to their data processing requirements. The Company uses such an approach, which addresses purchasing, compatibility, maintenance, support, training and obsolescence.

	The Company has approximately 300 active clients. The Company's customers are well diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution, law and accounting firms as well as municipalities and educational
institutions.   For Fiscal 2003 Fiscal 2002, approximately 18% and
12% of its revenue was from one customer, Verizon Wireless. The Company entered into a three-year desktop maintenance and support contract with Verizon Wireless, the contract expires in April 2005 and is renewable each year thereafter. For Fiscal 2003, Fiscal 2002 and
Fiscal 2001, approximately 12%, 12% and 19%, respectively, of the Company's total revenues were derived from sales to UBS/PaineWebber, Incorporated ("UBS/PaineWebber"). Even though the Company's agreement with UBS/ PaineWebber terminated on February 28, 1998, the Company is continuing to do business with UBS/ PaineWebber on generally the same terms as the expired agreement. The Company is continuing its efforts to negotiate a new agreement with UBS/ PaineWebber. In Fiscal 2003, Fiscal 2002 and Fiscal 2001, A.I. Credit Corp. ("A.I. Credit") accounted for 8%, 10% and 17%, respectively, of the Company's revenue. The Company has been working under an oral agreement with A.I. Credit to purchase computer hardware and services. While the Company believes it will be able to maintain its relationship with, Verizon Wireless,UBS/ PaineWebber and A.I. Credit, no assurance thereof can be given. In any event, sales to Verizon Wireless, USB/PaineWebber and A.I. Credit are negotiated on a case-
by-case basis.   Although the Company's customer base has increased,
the loss of Verizon Wireless, USB/PaineWebber or A.I. Credit, would be expected to have a material adverse effect on the Company's operations.

	As of June 15, 2003, the Company employed 25 salespersons, sales assistants and marketing persons who are paid salaries, commissions and/or a combination of both. The Company's sales executives regularly call on management at companies seeking solutions for their computer problems. While the Company's marketing activities are focused on Fortune 2000 corporations located in the tri-state New
York City metropolitan area and throughout New England, the Company sells its products and services to branch offices of its customers throughout the United States. The Company also relies on customer referrals from its major suppliers and manufacturers who often receive requests for a systems integrator to design and install their systems.

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

	Sales of Hewlett Packard /Compaq products accounted for approximately 45%, 22% and 18% of the Company's revenues during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. Sales of Dell Computer ("Dell") products have accounted for approximately 27%,10% and 22% of the Company's revenues during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. No other supplier's products accounted for 10% or more of the Company's revenue during Fiscal 2003, Fiscal 2002 or Fiscal 2001. Substantially all of the Company's hardware products, with the exception of Dell products were purchased through suppliers and directly from the hardware manufacturer. The Company's sales of products purchased through Ingram Micro, Inc. ("Ingram") accounted for approximately 47%, 28% and 32% during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The Company's sales of products purchased through Tech Data Corporation ("Tech Data")
accounted for approximately   26%, 25% and 33% during Fiscal 2003,
Fiscal 2002 and Fiscal 2001, respectively. Management does not believe that a termination of any one supplier's agreement or distributor's agreement, other than Dell, Compaq or Hewlett Packard would have a material adverse effect on the Company.

	The Company's future results of operations are dependent upon continued demand for microcomputer products. Distributors and integrators in the microcomputer industry currently face a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. During the past five years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross margins for many microcomputer distributors and may result in a reduction in existing vendor subsidies. The Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry.

	Pursuant to the terms of most of its authorized dealership agreements, the Company furnishes firm purchase orders 30 to 90 days in advance of shipment. Under the terms of these agreements, the Company is generally liable for up to a 5% restocking fee to many manufacturers, suppliers for the return of previously received merchandise. The Company has not experienced any significant cancellation penalties or restocking fees.

	The Company receives certain discretionary cost subsidies, typical for the industry, from certain major suppliers to promote sales and support activities relating to their products. It has used these funds to subsidize marketing, advertising and its Connectivity and Communication Laboratory.

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

TECH DATA CORPORATION AND INGRAM MICRO, INC.

	The Company entered into a Program Agreement with Ingram as of
December 5, 1997.    Either party may terminate such agreement with
or without cause upon thirty (30) days prior notice. Pursuant to the agreement, Ingram provides a supplemental program to provide the Company (and other similarly situated companies contracting with Ingram) with services designed to assist the reseller in marketing and distributing Ingram's products. The Company also agreed to name Ingram as its primary supplier and to purchase from Ingram at least 65% of its total product purchased from wholesale distributors. No assurance can be given that such agreement will not be terminated by Ingram.

	The Company's agreement with Tech Data was for a one year term commencing January 15, 1997, subject to an automatic three month renewal. Such agreement was terminable upon 30 day prior notice.
Even though the term has expired, the Company continues to conduct business with Tech Data on substantially the same terms as the original agreement. The agreement generally sets forth the price to be charged the Company for purchases based on a percentage above a stated cost to Tech Data. Even though the Company has no reason to believe that Tech Data will not continue to do business on substantially similar terms as provided in the agreement, no assurance thereof can be given.

DELL COMPUTER

	The Company entered into a Service Agreement with Dell on April 15, 1999. Under the Service Agreement, the Company became Dell's subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Service Agreement is for a three year term, or unless otherwise terminated pursuant to the Service Agreement, and is automatically renewed for additional one year terms on each expiration date unless a written notice of termination is given by either party at least one hundred twenty days prior to the expiration date of the then current term. There has been no notice of termination.

COMPETITION

	The microcomputer market is highly competitive. The Company is in direct competition with local, regional and national distributors of microcomputer products and related services. Several of these competitors offer most of the same basic products as does the Company. The Company competes with other resellers and believes its prices and delivery terms are competitive. Many competitors may sell their products at lower prices than the Company, but the Company believes, generally do not offer the same range of support services after installation of equipment that the Company offers to its customers.

	In addition, the tri-state New York City Metropolitan area and New England, to which the Company markets its products and services, are particularly characterized by highly discounted pricing on microcomputer products from various sources of competition. The Company faces competition from microcomputer suppliers that sell their products through direct sales forces and from manufacturers and distributors that emphasize mail order and telemarketing.

	Depending on the customer, the principal areas of competition may include price, pre-sales and post-sales technical support and service, availability of inventory and breadth of product line. The Company has an insignificant market share of sales in the microcomputer industry and the service markets, which the Company serves. Certain of the Company's competitors at the regional and national level are substantially larger, have more personnel, have materially greater financial and marketing resources than the Company and operate within a larger geographic area than does the Company.

	Management believes that the Company will continue to be able to compete effectively against its various competitors by combining fair pricing with a wide range of customer support services designed to provide its customers with high-end technological services, multi-vendor technical support, maintenance of their computer product needs, a dedicated, trained staff of salespersons and technicians, complete solutions for single user, multi-user or network systems and specialized vertical market software.

	The Company generally delivers products from inventory to its customers within one to two weeks of its receipt of purchase orders. As a result, the Company believes that its backlog of unfilled customer orders is not material.

PROPRIETARY INFORMATION

	The Company holds no patents, but has several trademarks and service marks related to its Pivot operations. The Company also may affix copyright notices on its support service, training and service manuals. While such protection may become important to the Company, it is not considered essential to the success of its business. The Company relies on the know-how, experience and capabilities of its management, sales and service personnel. The Company requires some of its employees to sign confidentiality or non-competition agreements.

EMPLOYEES

	As of June 15, 2003, the Company employed 140 persons, all but one of whom are full-time personnel. Of these employees, three are in management, twenty five are in sales and marketing, ninety seven are in technical support, two are in distribution, five are in finance and seven are in administration. A union represents none of the Company's personnel, and the Company considers its employee relations to be good.


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

	The Company entered into a lease on June 17, 1998 for 8,433 square feet of office space at 270 Madison Avenue. The monthly rent for the space is currently approximately $23,200 and expires on October 31, 2003. The Company also leases approximately 8,100 square feet of office and warehouse space (only about 10% of this property is devoted to warehouse space) in Rocky Hill, Connecticut. The
monthly payment on this lease is approximately $5,600.   The lease is
terminable on six months' notice after August 2002 and expires on July 31, 2004. The cost to terminate this lease is not material to the Company. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the current market rate. In connection with the acquisition of Pivot, the Company assumed Pivot's lease dated August 4, 1997 and renewed on October 13, 2000 for approximately 8,700 square feet at 614 Corporate Way, Valley Cottage, New York. This lease expires on October 31,2002. The monthly rent for such space is approximately $7,291. Even though no assurance can be given, the Company anticipates no difficulty in renewing the lease at the current market rate.

	The Company is also responsible for real estate taxes, insurance, utilities and maintenance expenses concerning these premises. These expenses totaled approximately $260,000 in Fiscal
2003.


ITEM 3. 	LEGAL PROCEEDINGS

	On or about April 1, 2003, Andrew J. Maxwell, trustee (the "Trustee") of the Chapter 7 bankruptcy case of Marchfirst, Inc. and its subsidiaries and affiliates (collectively, the "Debtor"), filed a complaint (the "Complaint") against MTM in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division.
On or about April 12, 2001 (the "Petition Date"), the Debtor filed petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Debtor's bankruptcy case was thereafter converted to a Chapter 7 bankruptcy case on or about April 26, 2001. During the ninety days preceding the petition filing date, the Debtor transferred to MTM an aggregate of approximately $212,040.33 (the "Transfer") on account of debts owed by the Debtor to MTM. The Complaint alleges that the Transfer constituted a preference within the meaning of Section 547(b) of the Bankruptcy Code, and seeks return of the Transfer, together with interest and costs incurred by the Trustee in bringing suit, including attorney's fees, to the extent permitted by law. MTM has answered the Complaint denying liability, and asserting affirmative defenses under Sections 547(c)(2) and (4) of the Bankruptcy Code, commonly known as the "ordinary course of business" and "new value" defenses. The Company believes that a loss is not probable and has not accrued this amount in the accompanying financial statements.

ITEM 4. 	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.



                                      PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

	The Common Stock of the Company is listed on NASDAQ SmallCap under the symbol "MTMC".

	The following table sets forth the high and low sale prices of the Common Stock for each quarterly period within the last two fiscal years as reported by NASDAQ.


                            		       High              Low
      FISCAL YEAR                              ----             -----
      ENDED MARCH 31, 2002
     ----------------------
      April 1 - June 30, 2001           	$1.350		$0.750
      July 1 - September 30, 2001        	$1.550		$0.900
      October 1 - December 31, 2001             $1.600          $1.150
      January 1 - March 31, 2002         	$1.850		$1.300

      FISCAL YEAR
      ENDED MARCH 31, 2003
     ----------------------
      April 1 - June 30, 2002            	$1.800		$0.850
      July 1 - September 30, 2002        	$1.450		$0.720
      October 1 - December 31, 2002             $0.950          $0.550
      January 1 - March 31, 2003         	$0.780		$0.530


	As of June 4, 2003, the Company had 103 record holders and an excess of 1,600 beneficial holders, of Common Stock.

	The Company has not paid any cash dividends on Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

The following table sets forth certain information as of the fiscal year ended March 31, 2003 with respect to the Company's compensation plans (including individual compensation arrangements) pursuant to Item 201(d) of Regulation S-K.


                                          EQUITY COMPENSATION PLAN INFORMATION TABLE

_______________________________________________________________________________________________________



Plan Category               Number of securities to     Weighted-average        Number of securities
                            be issued upon exercise     exercise price of       remaining available for
                            of outstanding options,     outstanding options,    future issuance under.
                            warrants and rights         warrants and rights     equity compensation
                                                                                plans (excluding
                                                                                securities reflected in
                                                                                column (a))
--------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders               1,327,234                      $2.04                  406,000
________________________________________________________________________________________________________
Equity compensation
plans not approved by
security holders                  -                             -                       -
________________________________________________________________________________________________________

Total                          1,327,234                      $2.04                  406,000
________________________________________________________________________________________________________


  ITEM 6. 	SELECTED FINANCIAL DATA

	The following selected financial data for the fiscal years ended March 31,2003, 2002, 2001, 2000 and 1999, are derived from the financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Income Statement Data:

                                                     Year Ended March 31,

                                   2003     2002     2001     2000     1999

                                  (In Thousands, except earnings per share)
-----------------------------------------------------------------------------
Net revenues                   $ 55,456  $ 75,450  $80,172   $72,823  $69,031

Cost of products sold            32,139    50,662   53,674    48,137   44,250


Cost of services provided        13,272    13,017   14,900    14,232   15,585

Selling, general and
administrative expenses          11,484    11,077   13,431     9,922    8,615


Severance and other costs of
terminated employees                  -        -       677         -        -

Interest expense                    286       459      439       177       18


Other Income                         98        37       69        36      953 (1)

Income (loss) from operations
before income taxes              (1,627)      272   (2,880)      391    1,516


Net income (loss)                (1,211)      389   (2,279)      223      910


Net income (loss)
per common share:
   Basic                       $  (0.26) $   0.08  $ (0.45)   $ 0.05  $  0.21
   Diluted                     $  (0.26) $   0.08  $ (0.45)   $ 0.05  $  0.21


Weighted average number
of common and common
equivalent shares used in
calculation:
   Basic                         4,734      5,033    5,013     4,769    4,415
   Dilute                        4,734      5,043    5,013     4,901    4,437




Balance Sheet Data:
                                       At March 31,

                             2003      2002      2001        2000           1999
             	                            (In thousands)
--------------------------------------------------------------------------------
Working capital            $6,256   $8,409     $7,835      $10,202      $10,630

Total assets               22,954   26,386     30,248       24,950       22,950

Total liabilities           9,713   11,581     15,584        8,965        9,279

Retained earnings(deficit) (2,096)    (885)    (1,273)       1,006          783

Shareholders' Equity       13,242  14,806      14,664       15,985       13,670


_______________________

 (1) Includes $810,000 contractual payment from BTG and interest income of $107,000.



ITEM 7.	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION ANDRESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our consolidated financial statements included elsewhere in this report.

Use of Estimates in Financial Statements. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts
of revenues and expenses during the reporting period.   Accounting
estimates in these financial statements include reserves for trade accounts receivable and vendor accounts receivable. Actual results could differ from those estimates.

Overview


MTM is a provider of business and technology solutions, designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. The Company offices are located in the Tri-State New York City, Metropolitan area. The Company delivers a total processing solution by providing computer hardware and software sales, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, for a client by integrating into a single working system, a group of hardware and software products from more than 40 major computer vendors The Company provides a diversified and extensive range of service offerings and computer products.

   The Company's customers consist of clients in banking and finance, insurance, pharmaceutical, utility, technology, manufacturing, distribution, and education and government sectors. The Company believes that the breadth of services it offers fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry sector.

   Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative. Many companies have laid off portions of their employees and have reduced investing in new computer systems, and greatly reduced the demand for consulting services in attempts to maintain profitability. This has had a direct impact on the Company's revenue.

   The Company presently realizes revenue from client engagements that range from the placement of contract and temporary technical consulting to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's employees based upon their skill level, experience and the type of work performed. The Company also provides project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher margin solution and project management services. The majority of the Company's services are provided under purchase orders. Contracts are utilized on more of the complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Contracts, although they normally relate to longer-term and more complex engagements, generally do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days' notice. Revenues are recognized when services are provided.

   Costs of services and related products consist primarily of salaries, cost of outsourced labor and products to complete the projects.
Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for administrative, finance, operative, sales and marketing activities and all other corporate overhead expenses. Corporate overhead expenses include rent, telephone charges, insurance premiums, accounting and legal fees, deprecation and amortization expenses. Depreciation primarily relates to the fixed assets and amortization related to a capital lease.

Revenue Recognition

   The Company derives its revenues from several sources. The Company's segments perform service engineering services, and resale of computers and related products. The Information Technology Services segments also perform project services. The services segment also includes revenue from sales of high-end computers products.

   The Company recognizes revenue in accordance with SAB 101. For all revenue billed, the revenue recognition criteria were met and accordingly, no deferred revenue has been recorded.

The Company recognizes revenue from sales of hardware when the rights and risks of ownership have passed to the customer, which is upon shipment or receipt by the customer, depending on the terms of the sales contract. Revenue from sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all the terms and conditions of the customer contract. Service contracts generally do not extend over one year, and are billed periodically as services are performed. Revenue from both products and services is recognized provided that persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue arrangements generally do not include specific customer acceptance criteria. For arrangements with multiple deliverables, delivered items are accounted for separately provided that the delivered item has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items.

The Company periodically receives discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to cost of sales.



Critical Accounting Policies

    The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below.

Goodwill and Intangibles

    The Company recorded goodwill as a result of the acquisition by the Company of PTI Corporation (formerly known as PIVOT Technologies, Inc.), and Data.Com Results, Inc. The Company determined the fair value of both companies' operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of three years plus an assumed average growth rate for all years beyond the initial projected period.

    We develop our budgets based on recent sales data for existing products, planned timing of new product launches, and customer commitments related to existing and newly developed products. In estimating future revenue and growth rates, we used our internal budgets and make comparisons to other competitors.

    We believe that the accounting estimate related to goodwill impairment is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period since it requires

Company management to make assumptions about future sales, cost of sales, and growth rates over the next five years of the acquired entity; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as our net income, would be material. Management's assumptions about future sales prices, future sales volumes, and growth rates require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. If Management's assumptions change, then the Company could be required to recognize an impairment loss, equal to the difference between the fair value of the goodwill and the reported amount of the goodwill. Management has discussed the development and selection of this critical accounting estimate with the Company's Audit Committee and independent auditors.

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's
expectations and the provisions established, the   Company could not
guarantee that it will continue to experience the same credit loss rates that it has in the past.

RESULTS OF OPERATIONS

      The Company reported a loss from operations of approximately $1,627,000 before an income tax benefit for the year ended March 31, 2003, compared with income from operations before income taxes of approximately $272,000 in the prior year. The decrease in income from operations before income taxes is primarily due to (a)a decrease in sales of approximately $19,994,000. (b) Gross profit decrease due to a decrease of revenues of approximately $1,726,000. (c) Selling, general and administrative expenses increased approximately $407,000,
(d) Offset by other income from a prior year insurance claim increased approximately $61,000. (e) Interest expense decreased approximately $173,000, due to lower interest rates.

	 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

	The following table sets forth for the periods indicated certain items in the Company's consolidated statements of operations expressed as a percentage of total revenue for that period:

                                        Year Ended March 31,

                                    2003        2002           2000

Product revenue                     62.16%      73.08%         72.10%
Services                            37.84       26.92          27.90
----------------------------------------------------------------------
Net revenue                        100.00      100.00         100.00

Cost of products and services       81.89       84.40          85.53
----------------------------------------------------------------------
Gross Profit                        18.11       15.60          14.47


Selling, general and
administrative expenses             20.71       14.68          16.76


Severance and other costs of
terminated employees                --            --            0.84

Interest expense                    0.52         0.61           0.54

Other income                        0.18         0.05           0.08


Income (loss) from operations
before provision (benefit)
for income taxes                   (2.93)        0.36          (3.59)

Net income (loss)                  (2.19)        0.52          (2.84)


The following table sets forth revenues and cost of revenues by product and service as a percentage of each category:

                                      Year Ended March 31,

                                  2003           2002            2001
---------------------------------------------------------------------

Product
Revenues                        100.00%         100.00%        100.00%
Cost of products sold            93.24           91.88          92.85
---------------------------------------------------------------------
Gross Profit                      6.76%          8.12%           7.15%

Service Revenues

Revenues                        100.00%        100.00%         100.00%
Cost of service revenues         63.25          64.10           66.61
---------------------------------------------------------------------
Gross Profit                     36.75%         35.90%          33.39%

Year Ended March 31, 2003 and 2002

Sales

      The Company had net revenue of approximately $55,456,000 for Fiscal 2003 as compared with approximately $75,450,000 for the Fiscal 2002.

Sales by Product and Service

Product revenue decreased approximately $20,671,000, or 37%, offset by an increase of service revenue of $676,000, or 3%, in Fiscal 2003. The products revenue decline was primarily attributable to a softness in the "IT" Market and a softness in the overall economic conditions, resulting in a hesitancy by customers to launch new capital spending programs. The increase in services and related revenue is due to the Company's emphasis on promoting its services segment of business.

Gross Profit

	Gross profit in Fiscal 2003 decreased to approximately
$10,045,000 from approximately $11,770,000 in Fiscal 2002, a decrease of 15%. Gross profit margins increased to 18.1% in Fiscal 2003 as compared to 15.6% in the prior year.

Gross profit by Product and Service

      The gross profit margins from product revenue decreased to 6.8% in Fiscal 2003 compared to 8.1% in Fiscal 2002. The decrease in gross profit margins from product sales is related to the competitive market, which resulted in an adverse impact on selling prices.

 The gross profit margins from service sales increased to 36.8% in Fiscal 2003 compared to 35.9% in Fiscal 2002. The increase in gross profit margins from service sales primarily is a result of a decrease in the use of outside contractors to perform certain services and the increased utilization in the use of the Company's technical and engineering staff. The Company expects to continue to hire additional professional technicians and engineers for its consulting and service business in order to meet the expected demand in the outsourcing and services business for the coming year and will continue to lower its dependency on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.

	The Company continues to face competitive market pressures which impact the gross profit on its product revenue and service related revenue. The Company currently faces a number of adverse business conditions, including price and gross profit margin pressures, market consolidation and a slow down in the general economy. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross profit margins for many microcomputer distributors, including the Company, and may result in a reduction in existing vendor subsidies in the future. The Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to approximately $11,484,000 in Fiscal 2003 from approximately $11,077,000 in Fiscal 2002, or 4%. The increase is primarily attributable to an increase in depreciation of $284,000, bad debt expense increase of approximately $538,000, telephone expense increase of approximately $120,000, and occupancy related expense increases of approximately $50,000. This was offset by a decrease in payroll of approximately $376,000 in Fiscal 2003, resulting from a planned layoff of employees.


Other Income
       Other income increased to approximately $98,000 in Fiscal 2003 from approximately $37,000 in Fiscal 2002. This increase is primarily due to the collection of a prior year insurance recovery claim.

Interest Expenses

      Interest expense decreased in Fiscal 2003 to approximately $286,000 from approximately $459,000 in the prior year. The major loan borrowing interest rate was 3.75% at for Fiscal 2003 and 4.25% at March 31,2002. The average loan balance for Fiscal 2003 was approximately $4.5 million as compared to approximately $6.1 million for Fiscal 2002. This is due to the decreased borrowing necessary to finance sales, which decreased approximately $20 million in Fiscal 2003.


Income Taxes

	A credit of $416,000 for income taxes from continuing operations has been recorded at an effective rate of 26% for Fiscal 2003 as compared to a credit of $116,600, at an effective rate of 43% for Fiscal 2002. Although realization was not assured, the Company believed it was more likely than not that part of its deferred tax asset would be realized, and, accordingly, had provided a reserve against the deferred tax asset.

        During Fiscal 2002, the Company carried back approximately $2,475,000 of net operating losses, which were available to offset taxable income through 1997. This resulted in income tax refunds aggregating $838,000 received during Fiscal 2003. The Company has net operating loss carryforwards of (1) $2,296,000 to offset federal taxable income and (2) $5,223,000 of available state carryforwards to offset taxable income through the year 2023. Realization of the benefit of the carryforwards losses depends on gathering sufficient taxable income before expiration of loss carryforwards. At March 31, 2003 the Company has set up a valuation allowance against the deferred tax assets.

Loss from Operations

       As a result, the net loss was approximately $1,211,000 for the year ended March 31, 2003, compared with a net income of approximately $389,000 in the prior year.


Year Ended March 31, 2002 and 2001

      The Company had net revenue of approximately $75,450,000 for Fiscal 2002 as compared with approximately $80,172,000 for Fiscal 2001. Product revenue decreased approximately $2,663,000, or 4.6%, and service revenue decreased by approximately $2,059,000, or 9.2%, in
Fiscal 2002.    The tragic events of September 11, 2001 affected some
of the Company's customers. Many companies reduced their capital expenditures in 2002 due to the economic downturn. This reduction adversely impacted both the product and service revenue.

      Gross profit in Fiscal 2002 increased to approximately $11,770,000 from approximately $11,598,000 in Fiscal 2001, an increase of 1%. Gross profit margins increased to 15.6% in Fiscal 2002 as compared to 14.5% in the prior year. The gross profit margins from product revenue slightly increased to 8.1% in Fiscal 2002 compared to 7.1% in Fiscal 2001. The increase in gross profit margins from product revenue is primarily related to the mix of products sold within the year. The gross profit margins from service revenue increased to 35.9% in Fiscal 2002 compared to 33.4% in Fiscal 2001. The increase in gross profit margins from service revenue primarily is a result of a decrease in the use of outside contractors to perform certain services and the increased utilization in the use of the Company's technical and engineering staff. The Company expects to continue to hire additional professional technicians and engineers for its consulting and service business in order to meet the expected demand in the outsourcing and services business for the coming year and will not be dependent on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.

     The Company continues to face competitive market pressures which impact the mark-up on product revenue and service related revenue. The Company currently faces a number of adverse business conditions, including price and gross profit margin pressures and market consolidation and slow down in economy. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross profit margins for many microcomputer distributors, including the Company, and may result in a reduction in existing vendor subsidies. Management of the Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.

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


	A credit of $116,600 for income taxes from continuing operations has been recorded at an effective rate of 43% for 2002 as compared to a credit of $601,300, at an effective rate of 21% for 2001. At March
31, 2001, although realization was not assured, management believed it was more likely than not that part of the deferred tax asset would be realized, and, accordingly, had provided a reserve against the deferred tax asset. As a result of the Job Creation and Workers Assistance Act of 2002 which allowed the Company to carry back losses to offset taxable income over five years instead of two years, the Company adjusted its estimates and determined that all of the net operating losses would be recognized in carry backs and carry forwards and removed all allowances recorded against all deferred tax assets.

	As the result, net income was approximately $389,000 for the year ended March 31, 2002, compared with a net loss of approximately $2,279,000 in the prior year.




LIQUIDITY AND CAPITAL RESOURCES

    The Company measures its liquidity in a number of ways, including the following:

                                                  March 31,

                                      2003              2002           2001
                            --------------------------------------------------
                             (Dollars in thousands, except current ratio data)


Cash and cash equivalents             118               1,218         1,206

Working capital                      6,256              8,409         7,835

Current ratio                       1.65:1             1.80:1        1.50:1

Secured notes payable                4,766              5,236         7,620

Working capital line
available                           10,201              9,035         3,359


    The Company had working capital of approximately $6,256,000 as of March 31, 2003, a decrease of approximately $2,153,000 from March 31, 2002.

    During Fiscal 2003, the Company's net cash provided in operating activities was approximately $2,020,000 resulting from a decrease in inventory of approximately $403,000. This reduction of inventory is due to a decrease in revenue from product sales. A decrease in deferred taxes asset and liabilities of approximately $433,000. A decrease in prepaid and other assets of approximately $539,000 caused by a lower amount of revenue from product sales resulting in a lower rebate on product purchases from the manufacturer. A decrease in accounts receivable of $44,000, caused by a decrease in revenue, and an increase in collection days outstanding. An increase in accounts payable of approximately $224,000 caused by an increase in days outstanding on payables. These were offsetting by a decrease of refundable tax of $838,000 and a loss in operations of approximately $1,211,000.

    The Company used approximately $1,239,000 of cash in investing activities, which amount is comprised of $162,000 for the purchase of property, equipment and software and $1,077,000 for capitalized software labor costs. The Company engaged in several software development projects during the fiscal year 2002 and 2003. The nature of the projects was to improve operations within the Company. The projects were as follows: "Time Keeper", link to billing system of both Company and service vendors. "1 Director" is a custom Catalog creator, link to the Company warehouse, vendors and manufactures, eSales links and patches, "Unix server", custom programming and enhancement. "Platform Automation Server", job manager, web publisher. "Reports and Website", performance reports and new website functionality.

	The Company had a decrease in its net cash used by financing activities of approximately $1,880,000, primarily related to the repayment of its borrowings of approximately $1,166,000 to its financing facilities, repurchase of common stock of approximately $353,000, and payment of a capital lease obligation of approximately $361,000.

	As a result of the foregoing, the Company's cash decreased approximately $1,099,000.

       On January 17, 2002, the Company entered into a $16,000,000 financing facility with a financial institution. Due to the fact that the Company's borrowing needs do not necessitate the $16,000,000 facility; the facility was revised down to $12,000,000 under the mutual agreement with the Company and the financial institution for the new fiscal year. This credit facility is comprised of a floor plan agreement and a revolving receivable financing facility, and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have a lien thereon). The floor-plan agreements generally allow the Company to borrow for a period of 30 days interest free. Interest is charged to the Company only after the due date. In addition, the agreements provide for minimum amounts of tangible net worth and specified financial ratios. The borrowing interest rate on the revolving receivables financing loan is a per annum rate of one half of one percentage point (0.5%) below the base rate. In the event that the loan amount is in excess of the eligible collateral, the per annum rate is four percentage point above the base rate (4.00%), and the financing company may charge the Company 0.0075% on the over advance amount. The base rate is the prime rate as listed in The Wall Street Journal. The Company's loan balance is $4,765,637 at the borrowing rate of 3.75% and no outstanding balance on the loan at borrowing rate of 8.25% as of March 31, 2003. The total outstanding due to the floor plan line is $2,319,460 as of March 31, 2003.



       As of March 31, 2003 and 2002, the Company remains in compliance of the covenants required under the financing facility.

       The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon). The amount due to this floor planner was $13,544 as of March 31, 2003.

       The Company's total outstanding debt under the revolving receivable financing facility was $4,765,637 and $5,235,827 at March 31, 2003 and 2002, respectively. The Company is charged a facility management fee of $40,000 per annum.

Impact of Inflation

       The effects of inflation on the Company's operations were not significant during the periods presented.

Recently Issued Accounting Standards

       On July 20, 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS)No. 142, Goodwill and Intangible Assets. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangible assets, thereby eliminating an annual amortization charge of approximately $253,000.

      We recorded goodwill as a result of the acquisition by the Company of PTI Corporation and Data.com Results Inc. We determined the fair value of the PTI Corporation (formerly known as PIVOT Technologies, Inc.) and DCR operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of five years plus an assumed average growth rate for all years beyond the initial projected period.

     We develop our budgets based on recent sales data for existing products, planned timing of new product launches, and customer commitments related to existing and newly developed products. In estimating future sales and growth rates, we used our internal budgets and made comparisons to other competitors. We developed income statement, balance sheet and cash flow projections of its PTI and DCR subsidiaries for the next three years. The cash flows were then discounted to a present value using a weighted average cost of capital for each unit. We determined a terminal value, which went beyond the projection period. This terminal value is based on an average growth rate of 5% assumed by the Company for cash flows beyond the projection period. We then added the present value of cash flows to the terminal value and compared it with the net assets plus reported goodwill and determined that the fair value was greater then the carrying amount. Therefore goodwill was not impaired.

     We believe that the accounting estimate related to goodwill impairment is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires Company management to make assumptions about future sales, cost of sales, growth rates over the next five years of the subsidiary; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income would be material. Management's assumptions about future sales prices, future sales volumes, and growth rates require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. If Management's assumptions change then the Company could be required to recognize an impairment loss, equal to the difference between the fair value of the goodwill and the reported amount of the goodwill. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors relating to it in Management's Discussion, and Analysis appearing in this Form 10-K.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No.148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 No. to have a material effect on the Company's financial position, results of operations, or cash flows.

Merger with Pivot

	On May 18, 1998, the Company acquired 19.9% of Pivot, an automated remote network service provider, and an option to cause the merger of Pivot into a wholly-owned subsidiary of the Company. In consideration for the option and the Pivot shares, the Company paid Pivot (exclusive of the merger consideration payable upon any exercise of the Option) $475,000 and agreed to make further payments if Pivot was in material compliance with its Business Plan, as defined in the Purchase and Option Agreement, up to an aggregate of $346,000 over a five month period commencing one month after closing. The Company further agreed to lend Pivot up to an additional $125,000 in six (6) equal monthly installments. Such loan was payable, without interest, twelve months after its issuance, or upon redemption of the Company's interest in the event the option was not exercised. The option had a term of six (6) months (the "Initial Option Period") and could be extended for up to three additional one-month terms upon the payment of an additional $80,000 prior to the expiration of the Initial Option Period and the commencement of each additional extension period, respectively. On February 22, 1999, the Company exercised its rights to increase ownership to 33.4% from 19.9%.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of March 31, 2003, the Company's investments only consisted of cash in money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. The Company does not expect any material loss with such investment.





ITEM 8. 	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       This information appears in Part IV, immediately following Item 14 of this Report.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                              PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

  Name                  		Age  	     Position(s)

----------------------------------------------------------------------
Howard Pavony                           52     President and Chief Executive
                                               Officer and a Director

Steven H. Rothman                       54     Chairman of the Board of
                                               Directors and Chief Financial
                                               Officer

Frank T. Wong                           56     Vice President-Finance and
                                               Secretary

William Lerner*                         69     Director

Arnold J. Wasserman*                    65     Director

Alvin E. Nashman*                       76     Director

James W. Davis*                         55     Director
______________


* Member of the Audit Committee and Compensation Committee.

	Howard Pavony has served as President and Chief Executive Officer since September 1, 2002; He served as the Chairman of the Board of Directors of the Company from September 1996 to August 30, 2002. He served as Co-Chief Executive Officer and President of the Company from May 1986 to August 1996. He has been a director of the Company since 1986. From 1977 until 1986, Mr. Pavony was employed by Data Research Associates ("DRA"), a computer hardware and accessories company, rising to the positions of Vice President of Sales and a member of the Executive Board of DRA.

	Steven H. Rothman has served as Chairman of the Board of Directors and Chief Financial Officer since September 1, 2002. He served as Chief Executive Officer and President of the Company from September 1996 till August 31, 2002. He served as Co-Chief Executive Officer and Vice President of the Company from May 1986 to August 1996. He has been a director of the Company since 1986. From 1976 until 1986, Mr. Rothman was employed by DRA, rising to the positions of Director of Marketing and member of the Executive Board.

	Frank T. Wong has served as the Company's Vice President-Finance since February 1992, as a director from June 1993 to March 1998 and as Secretary since September 1995. From 1975 to 1991, he served as Chief Accountant of the Carvel Corporation, a franchise ice cream distributor.

	William Lerner has served as a director of the Company since September 1995. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York and Pennsylvania since 1991. His career has included service with the U.S. Securities and Exchange Commission, the American Stock Exchange, and as counsel to a major investment banking/securities brokerage firm. Mr. Lerner is a director of Seitel, Inc. (an OTC Bulletin Board oil and gas producing company that owns one of the largest seismic data libraries in North America), Rent-way, Inc. (a NYSE listed company that is the second largest company in the rental-purchase industry), and Cortland Funds, Inc., a money market fund registered under the Investment Company Act of 1940, managed by Reich & Tang, Inc., and offered primarily to customers of banks and brokerage firms.

	Arnold J. Wasserman has served as a director of the Company since March 1998 and is the Chairman of the Company's Audit Committee. He also is the Company's lead independent director. Mr. Wasserman has, for the past 35 years, been a principal of P & A Associates, a leasing/consulting firm. Prior to that, he held positions with IBM and Litton Industries. Mr. Wasserman has consulted with major corporations in the areas of marketing, advertising and sales. He is a director of Stratasys, Inc., a publicly traded company.

	Alvin E. Nashman has served as a director of the Company since August 1998 and is the Chairman of the Company's Compensation
Committee. He has been an independent consultant for major corporations in the field of computer services for the past nine years. Prior to that time, Dr. Nashman was a Director of Computer
Sciences Corporation and the President of its System Group.

	James W. Davis became a director of the Company in June 2000. Since January 1999, he has been Senior Partner at Key West Technologies, LLC., a business consulting partnership advising a number of firms with regard to technology, e-commerce, the Internet and business management. From January 1997 through January 1999, he served as the President and Chief Executive Officer of MRT micro, ASA/Inc., a communications software company. From September 1996 to January 1997, Mr. Davis was a Visiting Research Scholar at the Communications Technology Center at Florida Atlantic University. In March 1995, Mr. Davis founded Key West Technologies, Inc., a computer hardware and software company. In February 1996, Key West Technologies, Inc. was acquired by Interaxx Television Network, Inc. Mr. Davis served as Chief Executive Officer of Interaxx Television Network, Inc. from February 1996 until January 1997. Mr. Davis has also served as Director for Intel Corp.'s Home Computing Laboratory, which was responsible for developing a consumer-focused Pentium platform strategy, and as Senior Technical Staff Member at International Business Machines Corp., where he worked for twenty-five years. While at IBM, he also was a member of IBM's Academy of Science and Technology and Chief Technical Officer of the IBM PC Company Premium Brand. He is currently a director of American Vantage Companies, a NASDAQ SmallCap Market listed company operating in the Internet and gaming industries.

     All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify.
Officers are elected annually by, and serve at the discretion of, the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from those persons subject to the reporting requirements of Section 16(a) that no Form 5's were required for those persons, the Company believes that, during the time period from April 1, 2000 to March 31, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

	The following table sets forth certain compensation information for the chief executive officer of the Company during fiscal 2003 and other executive officer who, based on his salary and bonus compensation from the Company and its subsidiaries, was the most highly compensated officers for the Fiscal 2003, who received over $100,000 in total compensation.

                                                        Long-Term
                     Annual Compensation                Compensation
                    --------------------                ------------

                                          Other (1)     Securities
Name of Principal                         Annual        Underlying
Position        Year  Salary($)  Bonus ($)Compensation  Options (#)
-----------------------------------------------------------------------

Howard Pavony    2003  $265,000  $  8,200
President & CEO  2002  $258,750
                 2001  $247,500  $ 20,000



Steven H.Rothman 2003  $265,000  $  8,200
Chairman & CFO   2002  $258,750
                 2001  $247,500  $ 20,000




(1) Other compensation primarily represents amounts paid by the Company for life insurance premiums and leased automobiles that are used in business by the executives. In each of the reporting years, these amounts were below the reportable threshold.




                    OPTION GRANTS IN LAST FISCAL YEAR

	The table below sets forth the number of shares underlying stock options granted to the executive officers named in the Summary
Compensation Table during the Fiscal 2003 and exercise information and potential realizable value with respect to each of the option grants.



			     		   Individual Grants
                       ------------------------------------------------          Potential Realizable
                        Number of       Percent of                               Value at Assumed
                        Securities      Total Options                            Annual Rates of
                        Underlying      Granted to      Exercise of             Price Appreciation
                        Options         Employees in    Base Price  Expiration     for Option Term
Name                    Granted         Fiscal Year       ($/Sh)        Date          5%        10%
-------------           ---------       ------------    -----------  ---------    -------  -------

Howard Pavony              -                   -              -           -            -         -
Steven H. Rothman          -                   -              -           -            -
__________________

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY END OPTION VALUES

	The table below sets forth certain information regarding the value realized on option exercises and the market value of unexercised options held by the executive officer named in the Summary Compensation Table during the Fiscal 2003.

                                                        Number of
                                                        Securities       Value of
                                                        Underlying       Unexercised
                                                        Unexercised      In-The-Money
                         Shares                         Options          Options
                         Acquired                       at FY-End (#)    at FY-End(2)
                         on             Value           Exercisable/     Exercisable/
Name                     Exercise (#)   Realized ($)(1) Unexercisable    Unexercisable
-----------------       ----------      --------------  -------------    -------------

Howard Pavony             0               0               134,000/0     $77,720/0

Steven H. Rothman         0               0               134,000/0     $77,720/0

------------------------------


(1) Calculated by determining the difference between the last sale price of the Company's Common Stock on the date of exercise as reported by the Nasdaq Stock Market and the exercise price.

(2) Calculated by determining the difference between $0.58 (the last sale price of the Company's Common Stock on March 31, 2003 as reported by the Nasdaq Stock Market) and the exercise price of the shares of the Company's Common Stock underlying the options.



                             DIRECTOR FEES

	The Company's independent directors receive an annual fee of $9,000, payable quarterly in advance. In addition, each independent director receives $1,500 for attendance in person at each Board meeting and $250 for telephonic participation at each board meeting. Members of the Audit Committee and Compensation Committee are appointed annually and serve at the discretion of the Board of Directors. In recognition of the increased responsibilities of members of the Audit Committee, the Chairman of the Audit Committee receives $3,500 per year and each other member of the Audit Committee receives $2,500 per year. For serving as a director, the Company's independent directors who served over three years each received in September 2001 options to purchase 30,000 shares of Common Stock, vesting over a three years term through September 2003. One director who served less than three years, received options in September 2001 to purchase 20,000 shares of Common Stock, vesting in September 2002 and 2003. See "Stock Option Plans" below. The lead independent director receives an additional $1,000 per month for his services in such capacity.

	Directors who are also officers of the Company currently receive no cash compensation for serving on the Board of Directors or any committees of the Board, other than reimbursement of reasonable expenses incurred in connection with attending meetings.

EMPLOYMENT AGREEMENTS

	On September 1, 2002, Steven H. Rothman and Howard Pavony, respectively the Chairman of the Board of Directors and the Chief Executive Officer of the Company, entered into amendments to their employment agreements dated as September 1, 1996. Such amendments extended their term of the agreements to September 1, 2003. The salary for each extended term was $265,000 per annum. Pursuant to their agreements, each executive receives incentive compensation in each fiscal year if pre-tax income for such fiscal year equals or excesses $400,000, incentive compensation is required to be paid in an amount equal to the sum of (i) $5,000, plus (ii) 5% of pre-tax income in excess of $400,000, but not more than $500,000, plus (iii) 6% of pre-tax income on excess of $500,000. In no event shall the amount of cash bonus exceed 60% of the executive's fixed compensation. The agreement also provided each executive with an allowance for automobiles expenses. Further, under their agreements, the Company maintains a $1,000,000 life insurance policy on each executive's life, payable to the beneficiaries named by him, and maintains disability insurance for the benefit of each executive which will pay $150,000 per annum to him in the event of his permanent disability. In the event that there is a change in control of the Company, the executive will be entitled, upon such change of control, to terminate his employment and receive 2.9 times his annual salary as then in effect.



STOCK OPTION PLANS


	The Company has adopted the following stock plans: the 1993 Stock Option Plan, which provides for the grant of options to purchase 250,000 shares of Common Stock; the 1996 Stock Option Plan, which provides for the grant of options to purchase 350,000 shares of Common Stock; the 1998 Stock Option Plan, which provides for the grant of options to purchase 250,000 shares of Common Stock, the 2000 Long Term Performance Plan, which provides for stock awards of up to 350,000 shares of Common Stock. The 2002 Long-Term Performance Plan was approved by the shareholders of the Company on November 8, 2002 Employees (including officers), directors and others who provide services to the Company and its subsidiaries are eligible to participate in the plans. The plans are administered by the Compensation Committee.

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

	The 2000 and the 2002 Long Term Performance Plan permits the grant of any form of award, including stock options, stock appreciation rights, and stock or cash awards. Awards under the 2000 and the 2002 Long Term Performance Plan may be in stock or denominated in units of stock, which may be subject to restrictions on transfer and include forfeiture provisions.

	As of March 31, 2003, options to purchase 887,234 shares were outstanding under the Company's plans, and options to purchase
406,600 shares were available for future grants.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

	There are no compensation committee (or Board of Directors) interlock relationships with respect to the Company.


ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

	The following table sets forth, as of June 20, 2003, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. As of June 20, 2003, the Company had outstanding of 4,723,052 shares of Common Stock.



Name and Address             Amount and Nature
of Beneficial Owner        of Beneficial Ownership(1)         Percent (1)
-------------------------  -----------------------------      -----------

Steven H. Rothman(2)             920,486 (3)(4)                 18.5%

Howard Pavony(2)                 914,456(3)                     18.4%

William Lerner
423 East Beau Street
Washington, PA  15301             60,500(5)                      1.0%

Arnold Wasserman
1 Brookwood Drive
West Caldwell, NJ 07006           65,500(5)                      1.1%

Alvin E. Nashman
3609 Ridgeway Terrace
Falls Church, VA 22044            55,500(5)                       *

James W. Davis
17300 Boca Club Blvd.
Boca Raton, Fl 33487              45,000(5)                       *

All directors and
executive officers
as a group (7  persons)         2,035,697
38.3%
__________________________
* Represents less than 1%.

(1)  	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after June 20, 2003. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on June 20, 2003, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


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




ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	None.



Item 14.     Controls Procedures.


   (a)     Evaluations of Disclosures Controls Procedures

Based on their evaluation as of date within 90 days of the filing date of this Annual Report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14( c) and 15d-14( c) under the Securities Exchange Act of 1934) are effective to ensure that information of the Company is required to disclose in reports that the Company files or submits under the Exchange Commission is recorded processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

   (b)     Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls subsequent to the most recent evaluation by this Company's Chief Executive Officer and Chief Financial Officer, and there have been no corrective actions with regard to significant deficiencies and material weakness in such controls.


     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements.

        Independent Auditors' Reports                                   F-1

        Consolidated Balance Sheets at March 31, 2003 and 2002          F-2

        Consolidated Statements of Income for the years ended March 31,
        2003, 2002 and 2001                                             F-3

        Consolidated Statements of Changes in Shareholders' Equity for
        the years ended March 31, 2003, 2002 and 2001                   F-4

        Consolidated Statements of Cash Flows for the years
        ended March 31, 2003, 2002 and 2001                             F-5

        Notes to Consolidated Financial Statements                   F-6 - F19

   (2)  Financial Statement Schedules

        Financial Statement Schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the Consolidated Financial Statements or the notes thereto.

	(3)  	Exhibits

       2. 1 Asset Purchase Agreement dated as of May 1, 1996 by and among DATA.COM RESULTS, INC. ("DATA.COM"), the sole shareholder of DATA.COM, the Company and the Company's wholly-owned subsidiary, DATA.COM DIRECT, INC. (4)

       2.2   Stock Purchase and Option Agreement dated May 15,
             1998 by and among the Company, Pivot Technologies, Inc. and certain Pivot Shareholders. (7)


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

       4.3   Form of Investor Warrant (Included as Exhibit A to Exhibit
             (4.2)(10)

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

     10.11   Master Purchase Agreement between  PaineWebber
             Incorporated and the Company. (1)

     10.12   September 13, 1993 amendment to PaineWebber
             Incorporated Agreement

     10.13   Agreement for Wholesale Financing between Deutsche
             Financial Service (f/k/a/ ITT Commercial Finance Corp.) and the Company. (1)


     10.15 Pledge and Escrow Agreement among the Company, Data.Com and Mr. Fries, dated May 6, 1996. (4)

     10.18 Employment Agreement between the Company and Steven H. Rothman, date September 1, 1996. (6)

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

    23.1     Consent from Goldstein Golub Kessler LLP, independent accountants.

    99.1     Certification of Howard Pavony..
    99.2     Certification of Steven H. Rothman.


___________
1.	Incorporated by reference from the Company's Registration
        Statement on Form SB-2 for October 26, 1993 (No. 33-62932-NY).

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

Dated: June 26, 2003               MICROS-TO-MAINFRAMES, INC.

                                By: /s/   Steven H. Rothman

                                    Steven H. Rothman
                                     Chairman and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Howard Pavony             President and Chief           June 26, 2003
Howard Pavony                 Executive Officer and
                              Director
                             (Principal Executive Officer)

/s/ Steven H. Rothman         Chairman and Chief            June 26, 2003
Steven H. Rothman             Financial Officer and
                              Director
                             (Principal Accounting Officer)


/s/ William Lerner            Director                      June 26, 2003
William Lerner

/s/ Arnold J. Wasserman       Director                      June 26, 2003
Arnold J. Wasserman

/s/ Alvin E. Nashman          Director                      June 26, 2003
Alvin E. Nashman

/s/ James W. Davis            Director                      June 26, 2003
James W. Davis

                          CERTIFICATION


I, Howard A. Pavony, certify that:

1. I have reviewed this Annual Report on Form 10-K of Micros to
Mainframes, Inc.(the "registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in
which this Annual Report is   being prepared;

         (b) evaluated the effectiveness of the registrant's
disclosure controls   and procedures as of a date within 90 days
prior to the filing date of   this Annual Report (the "Evaluation
Date"); and

         (c) presented in this Annual Report our conclusions about
the   effectiveness of the is closure controls and procedures based
on our   evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

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

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 26, 2003
                                              /s/ Howard A. Pavony
                                             ----------------------
                                                  Howard A. Pavony
                                                  President and
                                                  Chief Executive
                                                  Officer

                         CERTIFICATION


I, Steven H. Rothman, certify that:

1. I have reviewed this Annual Report on Form 10-K of Micros to
Mainframes, Inc.(the "registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in
which this Annual Report is   being prepared;

         (b) evaluated the effectiveness of the registrant's
disclosure controls   and procedures as of a date within 90 days
prior to the filing date of   this Annual Report (the "Evaluation
Date"); and

         (c) presented in this Annual Report our conclusions about
the   effectiveness of the is closure controls and procedures based
on our   evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

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

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:  June 26, 2003
                                         /s/ Steven H. Rothman
                                        -----------------------
                                           Steven H. Rothman
                                           Chairman and Chief
                                           Financial Officer

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Micros-to-Mainframes, Inc.


We have audited the accompanying consolidated balance sheets of Micros-to-Mainframes, Inc. and Subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micros-to-Mainframes, Inc. and Subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 20, 2003

Micros-to-Mainframes, Inc. and Subsidiaries

Consolidated Balance Sheet


                                               March 31, 2003  March 31, 2002

ASSETS

Current Assets:
 Cash and cash equivalents                        $   118,452    $  1,217,790
 Accounts receivable - trade, net of
 allowance of $873,000 and $335,000, respectively  13,459,765      13,504,056
 Inventories                                        1,460,428       1,863,370
 Prepaid expenses and other current assets            774,589       1,314,006
 Refundable income taxes                                  -           862,000
 Deferred income taxes, net of allowance of
  $332,000 in 2003                                     23,000         155,000
                                                  ---------------------------

   Total current assets                            15,836,234      18,916,222


 Property and Equipment                             9,097,464       7,858,342
   Less accumulated deprecation and amortization    5,401,805       3,797,562
                                                  ---------------------------
                                                    3,695,659       4,060,780


 Goodwill,                                          3,228,729       3,228,729
 Other Assets                                         193,789         180,495
                                                  ---------------------------
       Total Assets                               $22,954,410     $26,386,226
                                                  ===========================





LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
 Secured notes payable                            $ 4,765,637     $ 5,235,837
 Inventory financing agreements                     2,333,004       3,028,828
   Accounts payable and accrued expenses            2,114,980       1,890,514
   Current portion of capital lease obligations       366,344         352,379
                                                   --------------------------

       Total current liabilities                    9,579,965      10,507,558



 Capital Lease Obligations, net
       of current portion                             109,797         484,943
 Deferred Income Taxes                                 23,000         588,000
                                                   --------------------------
       Total liabilities                            9,712,762      11,580,501




 Commitments and Contingencies

 Shareholders' Equity:
 Common stock - $.001 par value; authorized
  10,000,000 shares issued and outstanding
  4,723,152 shares and 4,957,569 shares,
    respectively                                        4,723           4,958
   Additional paid-in capital                      15,332,728      15,685,456
   Accumulated deficit                             (2,095,803)       (884,689)
                                                  ----------------------------
 Total shareholders' equity                        13,241,648      14,805,725
                                                  ____________________________


 Total Liabilities and Shareholders' Equity     $  22,954,410    $ 26,386,226
                                                ==============================




 See Notes to Consolidated Financial Statements

MICROS-TO-MAINFRAMES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF OPERATIONS


Year ended March 31,                           2003        2002         2001


Net revenue:
  Products                           $ 34,470,683  $ 55,141,478  $ 57,804,277
  Services                             20,984,951    20,308,509    22,367,274
                                     ----------------------------------------
                                       55,455,634    75,449,987    80,171,551
                                     ----------------------------------------


Costs and expenses:
  Cost of products sold                32,138,765    50,662,203    53,674,101
  Cost of services provided            13,272,246    13,017,319    14,899,902
  Selling, general and
  administrative expenses              11,483,984    11,076,877    13,431,019
  Severance and other costs of
   terminated employees                    -              -           677,000
                                      ---------------------------------------
                                       56,894,995    74,756,399    82,682,022
                                      ---------------------------------------


Other income                               97,983        37,298        68,708
Interest expense                          285,736       458,811       438,517
                                       --------------------------------------
Income (loss) from operations before
 benefit for income taxes              (1,627,114)      272,075    (2,880,280)


Benefit for income taxes                 (416,000)     (116,600)     (601,300)
                                      ----------------------------------------
Net income (loss)                     $(1,211,114)  $   388,675   $(2,278,980)
                                      ========================================



Net income (loss) per common shares:
  Basic and diluted                   $     (0.26)  $      0.08   $     (0.45)



Weighted-average number of common
 share outstanding:
  Basic                                 4,734,093     5,033,726      5,012,718
  Diluted                               4,734,093     5,042,908      5,012,718





See Notes to Consolidated Financial Statements

MICROS-TO-MAINFRAMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                              Retained
                           Common Stock       Additional       Earnings
                            Number            Paid-in         (Accumulated
                            of shares  Amount Capital          Deficit)        Total

--------------------------------------------------------------------------------------

Balance at April 1, 2000 $ 4,878,069  $4,878  $14,974,888   $  1,005,616  $  15,985,382

Exercise of stock options      3,500       4       10,496           -            10,500

Exercise of stock options
 in connection with purchase
    of Pivot                  14,000      14      105,000           -           105,014

Issuance of common stock
  in connection with private
   placement offering        240,000     240      819,772           -           820,012

Tax benefit related to
   employee stock options        -        -        22,100           -            22,100

Net loss                         -        -          -        (2,278,980)    (2,278,980)

----------------------------------------------------------------------------------------

Balance at March 31, 2001  5,135,569   5,136   15,932,256     (1,273,364)    14,664,028

Repurchase of common stock  (178,000)   (178)    (246,800)          -          (246,978)

Net income                      -         -           -          388,675        388,675
----------------------------------------------------------------------------------------
Balance at March 31, 2002  4,957,569   4,958   15,685,456       (884,689)    14,805,725

Repurchase of common stock  (234,417)   (234)    (352,729)                     (352,963)

Net loss                       -         -          -         (1,211,114)    (1,211,114)
----------------------------------------------------------------------------------------
Balance at March 31, 2003 $4,723,152  $4,724  $15,332,727    $(2,095,803)  $ 13,241,648
========================================================================================




See Notes to Consolidated Financial Statements

MICROS-TO-MAINFRAMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended March 31,                         2003         2002        2001
Cash flows from operating activities:
  Net income (loss)                     $(1,211,114) $  388,675  $ (2,278,980)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in)operating activities:
    Depreciation and amortization         1,604,243   1,305,460       815,005
    Amortization of goodwill                                          252,706
    Deferred income taxes                  (433,000)    745,400      (449,200)
    Changes in operating assets and
     liabilities:
       Decrease (increase) in accounts
         receivable                          44,291   5,087,313    (3,987,408)
      (Increase) decrease  in inventories   402,942     (35,679)       80,391
       Decrease (increase) in prepaid
         expenses and other current assets  539,417     210,789      (250,006)
      Increase (decrease) in refundable
         income taxes                       862,000    (687,800)     (174,200)
      (Increase) decrease in other assets   (13,293)     94,206       171,480
      Increase (decrease)accounts payable
         and accrued expenses               224,466  (3,012,087)    2,300,862
                                         -------------------------------------
Net cash provided by (used in)
          operating activities            2,019,952   4,096,277    (3,519,350)
                                         -------------------------------------



Cash flows from investing activities:
  Acquisition of property and equipment  (1,239,122) (2,258,314)   (1,699,937)
                                         -------------------------------------
Net cash used in investing activities    (1,239,122) (2,258,314)   (1,699,937)
                                         -------------------------------------



Cash flows from financing activities:
 (Repayment) borrowing of secured
     notes payable                        (470,200)  (2,384,163)    4,580,000
  Payment on Inventory financing          (695,824)
  Proceeds from issuance of common
     stock from private placement offering    -           -           820,012
  Proceeds from exercise of stock options     -           -            10,500
  Purchases and retirement of common stock(352,963)    (246,978)         -
  Proceeds from capital lease obligations     -       1,074,428          -
  Payments on capital lease obligations   (361,181)    (269,334)      (40,783)
                                         -------------------------------------
Net cash provided by (used in)
     financing activities               (1,880,168)  (1,826,047)    5,369,729
                                         -------------------------------------


Net increase (decrease)  in cash and
    cash equivalents                    (1,099,338)      11,916       150,442


Cash and cash equivalents at
   beginning of year                     1,217,790    1,205,874     1,055,432
                                        --------------------------------------
Cash and cash equivalents at end of year $ 118,452   $1,217,790    $1,205,874
                                        --------------------------------------


Supplemental disclosures of cash flow information:
 Cash paid during the quarter for:
   Interest                              $ 291,374   $  482,910      $416,448
   Income taxes                          $  30,223   $   12,370      $  7,800


Supplemental schedule of noncash investing and financing activities:

  Exercise of stock options in
   connection with purchase of Pivot          -            -         $105,014
  Tax benefit related to stock options        -            -         $ 22,100




 See Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Nature of Operations:

The accompanying consolidated financial statements include the accounts of Micros-to-Mainframes, Inc. and its wholly owned subsidiaries, Data.Com RESULTS, Inc. ("Data.Com"), MTM Advanced Technology, Inc. ("MTM") and PTI Corporation, formerly known as Pivot Technologies, Inc. ("Pivot"), hereinafter collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated. The Company is a premier provider of network analysis and diagnostics, management, remote network management, architecture, design, implementation and support services serving the New York Tri-State Area. The Company practices in Network Protocol Analysis, Network OS Consulting, Internet and Network Security, integrated Communications and Life Cycle Managed Services, which create a comprehensive computer and communication services suite.

The Company purchases microcomputers and related products directly from suppliers as either an authorized dealer or a value-added reseller.
The Company has entered into authorization agreements with major suppliers, which can be terminated by the supplier, with or without cause, upon 30 to 90 days' notice, or immediately upon the occurrence of certain events. The cost of sales of products purchased from the Company's three largest suppliers accounted for 45%, 26% and 24% for the year ended March 31, 2003. The cost of sales of products purchased from the Company's three largest suppliers were 42%, 37% and 15% for the year ended March 31, 2002. The cost of sales of products purchased from the Company's three largest suppliers were 33%, 32% and 29% for the year ended March 31, 2001. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty-obtaining inventory at a cost which would allow for resale at a competitive market price.

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

Accounts Receivable:

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company also records allowances based on certain percentages and aged receivables. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.


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

The Company incurred approximately $1,604,000,  $1,305,000, and
$815,000 depreciation and amortization expense, exclusive of amortization of goodwill, for the years ended March 31,2003, 2002 and 2001,respectively.


The following is the summary of property and equipment held by the
Company:


Fiscal Year Ended March 31,                    2003          2002
Property and equipment, at cost
Furniture and Office Equipment               $ 2,505,714   $ 2,389,361
Software and software development costs        6,450,550     5,327,781
Leasehold improvement                            141,200       141,200
                                             -------------------------
                                               9,097,464     7,858,342
Less accumulated deprecation and amortization  5,401,805     3,797,562
                                             -------------------------
Net property and equipment                   $ 3,695,659   $ 4,060,780
                                             =========================


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

Impairment of Long-lived Assets:

The Company identifies and records impairment on long-lived assets, including capitalized software development costs and goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected discounted cash flows. At March 31, 2003, no such impairment existed.

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

Revenue Recognition:

The Company recognizes revenue in accordance with SAB 101. For all revenue billed, the revenue recognition criteria were met. Accordingly, no deferred revenue has been recorded.

The Company recognizes revenue from sales of hardware when the rights and risks of ownership have passed to the customer, which is upon shipment or receipt by the customer, depending on the terms of the sales contract. Revenue from sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon
performance and acceptance after consideration of all the      terms
and conditions of the customer contract. Service contracts generally do not extend over one year, and are billed periodically as services are performed. Revenue from both products and services is recognized
provided that   persuasive evidence of an arrangement exists, the sales
price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue arrangements generally do
not include specific customer   acceptance criteria. For arrangements
with multiple deliverables, delivered items are accounted for separately provided that the delivered item has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items.

The Company periodically receives discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to cost of sales.

Shipping and handling costs are included in the cost of sales.

Fair Value of Financial Instruments:

The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. All current assets are carried at their cost and current liabilities at their contract amount, which approximate fair value, because of their short-term nature.
                                 F-8

Per Share Data

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary.



Stock-Based Compensation


In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 Accounting for Stock-Based Compensation", to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for the years ended March 31, 2003, 2002 and 2001 (pro forma effect has been adjusted for income taxes) would approximate the pro forma amounts indicated in the table below (dollars in thousands)

                                                             March  31,
                                                         2003    2002    2001
                                                     -------------------------
Net income (loss) - as reported.....................   $(1,211)  $389 $(2,880)
Net income (loss) - pro forma.......................    (1,373)    75  (2,653)
Basic net income (loss) per common share - as reported   (.26)   0.08  ( 0.45)
Diluted net income (loss) per common share - as reported (.26)   0.08  ( 0.45)
Basic net income (loss) per common share - pro forma     (.29)   0.01  ( 0.53)
Diluted net income (loss) per common share - pro forma   (.29)   0.01  ( 0.53)

Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2003, 2002 and 2001: risk-free interest rate of 2.8%,
                                F-9

4.5% and 5.8% respectively; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 1.24, 1.21 and 1.25, respectively; and an expected life of 4.0, 4.6 and 5.0 years, respectively.


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

One of the Company's largest customers is a federal government funded City Board of Education, which represented approximately $2,703,000 and or 19% of the Company trade receivables and represented 5% of total revenue of the Company in the year ended March 31,2003 ; the Federally funded program is being reviewed, causing the normal funding process to be delayed. The collection of the receivables connected to this federal funding program is contingent upon the continue funding by the Federal Government.

Receivables from another one of the Company's customers were approximately 11% of the trade receivables in March 31, 2003,2002, and 2001, respectively. One other customer was approximately 9%, 11%, and 10% of the Company's trade receivables at March 31,2003, 2002, and 2001 respectively. One customer accounted for approximately 2%, 15% and 14% of the Company's revenue for the years ended March 31, 2003, 2002 and 2001, respectively. Two other customers accounted for approximately 18% and 12% of the Company's revenue for the year ended March 31, 2003. The loss of a principal customer would be expected to have a material adverse effect on the Company's operations during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss. The Company has not historically experienced any material losses due to uncollectible accounts receivable.

Recently Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangible assets, thereby eliminating an annual amortization charge of approximately $253,000.

We recorded goodwill as a result of the acquisition of PTI Corporation and Data.com Results Inc. (DCR), subsidiaries of Micros to Mainframes. We determined the fair value of the PTI Corporation and DCR operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of five years at the end of March 31, 2002 and three years at end of March 31, 2003 plus an assumed average growth rate for all years beyond the initial projected period.

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

We developed our projections based on recent sales data for existing products, planned timing of new product launches, and customer commitments related to existing and newly developed products. In estimating future sales and growth rates, we used our internal budgets and made comparisons to other competitors. We developed income statement, balance sheet and cash flow projections of its PIVOT Technologies and Data.Com RESULTS, Inc. (DCR) subsidiaries for the next five years March 31 2002 and three years at March 31, 2003. The cash flows were then discounted to a present value using a weighted average cost of capital for each unit. We determined a terminal value, which went beyond the projection period. This terminal value is based on an average growth rate of 5% assumed by the Company for cash flows beyond the projection period. We then added the present value of cash flows to the terminal value and compared it with the net assets plus reported goodwill and determined that the fair value was greater than the carrying amount. Therefore goodwill was not impaired.

We believe that the accounting estimate related to goodwill impairment is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires Company management to make assumptions about future sales, cost of sales and growth rates over the next five years of the subsidiary; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income would be material. Management's assumptions about future sales prices, future sales volumes, and growth rates require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. If Management's assumptions change then the Company could be required to recognize an impairment loss, equal to the difference between the fair value of the goodwill and the reported amount of the goodwill.

   SFAS No. 142 requires disclosure of what net income (loss) would have been in all periods presented had SFAS No. 142 been in effect. The following table is provided to disclose what net income would have been had SFAS No. 142 been adopted in prior periods:

Year ended March 31,                           2003    2002      2001
----------------------------------------------------------------------
(in thousands, except per share amounts)

Reported net income (loss)                  $(1,211)   $ 389  $(2,279)
Add back: goodwill amortization net of
 income tax                                                       154
----------------------------------------------------------------------
Adjusted net income (loss)                  $(1,211)   $ 389  $(2,125)
======================================================================
Basic earnings per share as reported        $ (0.26)  $  .08  $  (.45)
======================================================================
Adjusted basic earnings per share            $(0.26)  $  .08  $  (.42)
======================================================================


In November 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will evaluate multiple element arrangements in accordance with this EITF conclusion upon its effective date for new arrangements into which it enters.

The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.


2.  CREDIT FACILITIES:

    On January 17, 2002, the Company entered into a $16,000,000 financing facility with a financial institution. Due to the fact that the Company's borrowing needs do not necessitate the $16,000,000 facility; the facility was revised down to $12,000,000 under the mutual agreement with the Company and the financial institution for the new fiscal year. This credit facility is comprised of a floor plan agreement and a revolving receivable financing facility, and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have a lien thereon). The floor-plan agreements generally allow the Company to borrow for a period of 30 days interest free. Interest is charged to the Company only after the due date. In addition, the agreements provide for minimum amounts of tangible net worth and specified financial ratios. The borrowing interest rate on the revolving receivables financing loan is a per annum rate of one half of one percentage point (0.5%) below the base rate. In the event that the loan amount is in excess of the eligible collateral, the per annum rate is four percentage point above the base rate (4.00%), and the financing company may charge the Company 0.0075% on the over advance amount. The base rate is the prime rate as listed in The Wall Street Journal. The Company's loan balance is $4,765,637 at the borrowing rate of 3.75% and no outstanding balance on the loan at borrowing rate of 8.25% as of March 31, 2003. The total outstanding due to the floor plan line is $2,319,460 as of March 31, 2003.

    As of March 31, 2003 and 2002, the Company has been in compliance of the covenants required under the financing facility.

   The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon). Total amount due to this floor plan was $13,544 as of March 31, 2003.

The Company's total outstanding debt under the revolving receivable financing facility was $4,765,637 and $5,235,827 at March 31, 2003 and 2002, respectively. The Company is charged a facility management fee of $40,000 per annum.

3. SHAREHOLDERS' EQUITY:

Preferred Stock:

The Company has authorized 2,000,000 shares of "blank check" preferred stock, par value $.001 per share. As of March 31, 2003 and 2002, there were no preferred shares issued.

Stock Options:

The 1993 Employee Stock Option Plan (the "1993 Plan") was adopted by the Company in May 1993; the 1996 Stock Option Plan (the "1996 Plan") was approved by the shareholders of the Company on August 20, 1996; and the 1998 Stock Option Plan (the "1998 Plan") was approved by the shareholders of the Company on October 16, 1998. The 2000 Employee Stock Option Plan (the "2000 Plan") was adopted by the Company in September 2000. The 2002 Long-Term Performance Plan (the 2002 Plan") was approved by the shareholders of the Company on November 8, 2002. The plans provide for granting of options, including incentive stock options, nonqualified stock options and stock appreciation rights to qualified employees (including officers and directors) of the Company, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000, 350,000, 250,000 ,350,000 and 250,000 shares of common stock under the 1993 Plan, the 1996 Plan, the 1998 Plan, the 2000 Plan and the 2002 Plan, respectively. The exercise price of options generally may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than 10 years after the date of grant. Options granted under the plans become exercisable in accordance with different vesting schedules depending on the duration of the options.

A summary of the status of the Company's options as of March 31, 2003, 2002 and 2001, and changes during the years then ended, is presented below:


                              2003              2002              2001
------------------------------------------------------------------------------

                                  Weighted-        Weighted-         Weighted-
                       Number      average  Number  average   Number  average
                         of       Exercise    of   Exercise    of    Exercise
                       Shares      Price    Shares   Price    Shares   Price
------------------------------------------------------------------------------
Outstanding at
beginning of year     910,334     $  2.34   698,434 $   3.43  647,534 $  3.23
Expired                  -             -       -         -    (15,000)   2.88
Canceled              (98,100)       2.32  (137,000)    3.18  (27,600)   3.18
Granted                75,000        0.75   348,900     1.31  111,000    3.19
Exercised                 -            -       -          -   (17,500)   2.04
-----------------------------------------------------------------------------

Outstanding at
end of year           887,234     $  2.21   910,334 $   2.34  698,434 $  3.43
-----------------------------------------------------------------------------

There was no option grant on the 2002 Plan as of March 31, 2003.

The weighted-average exercise price of the total options outstanding at March 31, 2003 is $2.51 and the weighted-average contractual life is
5.73 years.

The weighted-average fair value of options granted during the years ended March 31, 2003, 2002 and 2001 is $0.75,$1.18 and $2.25, respectively.

There were 783,634, 659,134 and 440,544 options exercisable at March 31, 2003, 2002 and 2001, respectively. The weighted-average exercise price of the total options exercisable at March 31, 2003 is $2.21.




Earnings per Share:

The following table presents the computation of basic and diluted income (loss) per share:

Year ended March 31,                   2003            2002          2001
-------------------------------------------------------------------------
Numerator:
  Net income (loss)                $(1,211,114)     $ 388,675   $(2,278,980)

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares   4,734,093      5,033,726     5,012,718
  Dilutive effect of employee stock
   options and warrants                 -               9,182         -

____________________________________________________________________________

 Denominator for diluted earnings
   per share                         4,734,093      5,042,908     5,012,718
____________________________________________________________________________

Net income (loss) per share - basic     $(0.26)     $   .08        $  (.45)

____________________________________________________________________________
Net income (loss) per share - diluted   $(0.26)     $   .08        $  (.45)

____________________________________________________________________________

Options to purchase 887,234, 901,152 and 698,434 shares of common stock outstanding as of March 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.
                                F-13

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

March 31,                                   2003                2002
---------------------------------------------------------------------
Trade accounts payable              	  $ 1,549,933     $1,520,737
Sales and other taxes payable                 286,600        101,228
Accrued commissions                            33,742         30,000
Accrued other	                              244,705        238,549
---------------------------------------------------------------------
                                          $ 2,114,980     $1,890,514



5.   INCOME TAXES:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision (benefit) for income taxes consists of the following:

Year ended March 31,                   2003           2002        2001

Federal:
  Current	                       17,000      $(862,000) $(152,100)
  Deferred	                     (300,000)       708,500   (345,500)
 ------------------------------------------------------------------------
                                     (283,000)      (153,500)  (497,600)
State:
  Current                               -               -        (5,300)
  Deferred                            (133,000)       36,900    103,700
 ------------------------------------------------------------------------
                                      (416,000)    $(116,600) $(601,300)


The reconciliations of income tax benefit computed at the federal statutory tax rates to actual income tax expense (benefit) are as follows:

Year ended March 31,	                 2003	      2002	     2001
-------------------------------------------------------------------------
Tax expense at statutory rates applied
 to pretax earnings                   $(553,000)  $ 92,500      $(979,000)
State income taxes, net of federal
 benefit                               ( 83,000)    20,500        (69,100)
Changes in valuation allowance          332,000   (397,600)       397,600
Other permanent items                   (25,000)    41,700           -
Adjustment to prior provisions             -       126,300           -
Research and development credit         (87,000)       -             -
Non deductible goodwill amortization       -           -           65,700
Other, net                                 -           -          (16,500)
--------------------------------------------------------------------------
                                      $(416,000) $(116,600)     $(601,300)


The tax effects of temporary differences that give rise to the net short-term deferred income tax asset at March 31, 2003 and 2002 are presented below:

March 31,                                      2003           2002

Reserve for bad debts	                    $341,000        $131,000
Inventory                                     14,000          24,000
Valuation allowance                         (332,000)           -
--------------------------------------------------------------------
Total short-term deferred income tax asset  $ 23,000       $ 155,000

The tax effects of temporary differences that give rise to the net long-term deferred income tax liability are presented below:


March 31,                                     2003            2002
--------------------------------------------------------------------
Capitalized software, net                $(1,271,000)  $(1,055,400)
Other                                         15,000
Net operating loss                         1,043,000       436,600
Research and development credit              190,000        30,800
--------------------------------------------------------------------
Net long-term deferred income liability   $  (23,000)   $ (588,000)


During 2002 the Company carried back approximately $2,475,000 of net operating losses, which were available to offset taxable income through 1997. This resulted in income tax refunds aggregating $838,000 received during 2003. The Company has net operating loss carryforwards of (1) $2,296,000 to offset federal taxable income and (2) $5,223,000 of available state carryforwards to offset taxable income through the year 2002. Realization of the benefit of the carryforward losses depends on gathering sufficient taxable income before expiration of loss carryforwards. At March 31, 2003 the Company has set up a valuation allowance against the deferred tax assets.

For the year ended March 31, 2001, the Company recognized for income tax purposes a tax benefit of $22,100 and for compensation expense related to its incentive stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital for the year ended March 31, 2001.


6.    COMMITMENTS AND CONTINGENCIES:

The Company leases three locations for its administrative and operational functions under operating leases expiring at various dates through September 2006. Certain leases are subject to escalation based on the Company's share of increases in operating expenses. In addition, the Company leases three cars for the use of certain of its officers, as well as office equipment.

Approximate future minimum annual lease payments under noncancelable operating leases are as follows:

Year ending March 31,
      2004                      $204,000
      2005                        38,000
      2006                        11,000
      ----------------------------------
	                        $253,000
      ==================================

Rental expense for operating leases including amounts from cancelable leases approximated $703,000, $836,000 and $735,000 for the years ended March 31, 2003, 2002 and 2001, respectively.


       On or about April 1, 2003, Andrew J. Maxwell, trustee (the "Trustee") of the Chapter 7 bankruptcy case of Marchfirst, Inc. and its subsidiaries and affiliates (collectively, the "Debtor"), filed a complaint (the "Complaint") against MTM in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division. On or about April 12, 2001 (the "Petition Date"), the Debtor filed petitions for
                                F-15
relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Debtor's bankruptcy case was thereafter converted to a Chapter 7 bankruptcy case on or about April 26, 2001. During the ninety days preceding the petition date, the Debtor transferred to MTM an aggregate of approximately $212,000 (the "Transfer") on account of debts owed by the Debtor to MTM. The Complaint alleges that the Transfer constituted a preference within the meaning of Section 547(b) of the Bankruptcy Code, and seeks return of the Transfer, together with interest and costs incurred by the Trustee in bringing suit, including attorney's fees, to the extent permitted by law. MTM has answered the Complaint denying liability, and asserting affirmative defenses under Sections 547(c)(2) and (4) of the Bankruptcy Code, commonly known as the "ordinary course of business" and "new value" defenses. The Company believes that a loss is not probable and has not accrued this amount in the accompanying financial statements.


Employment Agreements:

The Company has entered into employment agreements, which require the payment of approximately $467,000 and $175,000 for the next two years. In addition, certain of the agreements provide for bonus compensation based on certain performance goals, as defined.


7. EMPLOYEE SAVINGS PLAN:

The Company has an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, all employees who are at least 21 years of age and have completed one year of service are eligible to defer up to 15% of their pretax compensation, but not more than the limit prescribed by the Internal Revenue Service. The Company matches 10% of employee contributions to a maximum of 6% of the employee's salary. The Company contributed approximately $30,000, 34,000 and $34,000 to the plan for the years ended March 31, 2003, 2002 and 2001, respectively.


8.   ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   Information relating to the allowance for doubtful accounts is as follows:

                       Balance at       Charged to                  Balance
                       Beginning        Costs and                   at End
                       of Year          Expenses       Deductions   of Year
---------------------------------------------------------------------------
                                     (in thousands)

Year ended March 31,
        2001              $140             $317           -          $457
        2002               457              262         $384(a)       335
        2003               335              538                       873

(a)	Write-off of uncollectible accounts receivable

9. Segment Information:

Micros To Mainframes, Inc. and subsidiaries sells as a single source provider of advanced technology solutions, including design, consulting and communication services. The Company also sells, installs and services microcomputers, microcomputer software products and supplies, accessories and custom designed microcomputer systems. The Company has aggregated its business units into three reportable segments, Pivot Technologies, Data.Com and Micros to Mainframes. The accounting policies of the segments are the same as those described in the summary of accounting policies. There are no material intersegment sales.
Each unit will share facilities, sales and administrative support. Management evaluates performance on gross profits and operating results of the three business segments. Summarized financial information concerning the Company's reportable segments is shown on the following table.

For the Year ended March 31, 2003


                                                   Consolidated
                         PIVOT      DCR     MTM       Total

                                 (In thousands)
_________________________________________________________________

Revenues:
 Products                         6,124    28,347      34,471
 Services                1,780    5,872    13,333      20,985


Cost of Good Sold
 Products                         5,343    26,796      32,139
 Services                  525    4,459     8,288      13,272


Gross Profit             1,255    2,194     6,596      10,045


Operating Expenses       1,034    1,620     8,830      11,484

Interest Expense                              286         286


Income (loss) from
operations                 221      574   (2,520)      (1,725)


Income tax Benefit                          (416)        (416)


Segment Assets           6,322    3,397   13,235       22,954


Capital Expenditures       876       25      338        1,239


Depreciation Expense     1,029       62      513        1,604

For the Year ended March 31, 2002


                                                   Consolidated
                         PIVOT      DCR     MTM       Total

                                 (In thousands)
_________________________________________________________________

Revenues:
  Products                        5,242   49,899       55,141
  Services               1,009    4,802   14,498       20,309


Cost of Good Sold
 Products                         4,786   45,876       50,662
 Services                  900    3,854    8,263       13,017


Gross Profit               109    1,404    10,258      11,771


Operating Expenses          74    1,375     9,628      11,077


Interest Expense                              459         459


Income from
operations                  35       29       630         694


Income tax Benefit                           (117)       (117)


Segment Assets           6,131    3,375     16,880     26,386


Capital Expenditures     1,902       61        295      2,258


Depreciation Expense       761       83        461      1,305

For the Year ended March 31, 2001

                                                   Consolidated
                         PIVOT      DCR     MTM       Total

                                 (In thousands)
_________________________________________________________________

Revenues:
 Products                       $ 8,940   $ 48,864    $ 57,804
 Services                $648     2,281     19,438      22,367


Cost of Good Sold
 Products                         8,276     45,398      53,674
 Services                 428     1,712     12,760      14,900


Gross Profit              220     1,233     10,144      11,597


Operating Expenses        200     1,230     12,679      14,109


Interest Expense                               439         439


Income (loss) form
operations                 20         3     (2,533)     (2,510)


Income tax Benefit                            (601)       (601)


Segment Assets          8,650     2,228     19,370      30,248


Capital Expenditures      904        74        722       1,700


Depreciation Expense      289       103        423          815

10.  Quarterly Results of Operations (unaudited):

The following is a summary of the quarterly results of operations for the years ended March 31, 2003, 2002 and 2001:



                              June 30   September 30  December 31    March 31
------------------------------------------------------------------------------
                               (in thousands, except per share data)


2003:
-----
Net revenue                 $   15,430    $   14,634   $ 14,188     $11,204
Cost of products sold            9,459         8,363      8,558       5,758
Cost of services provided        3,579         3,457      3,175       3,061
Net income (loss)                 (438)            41       (189)      (625)
Net Income (loss)per common share:
  Basic                     $   (0.09)    $     0.01 $    (0.04)    $ (0.14)
  Diluted                   $   (0.09)    $     0.01 $    (0.04)    $ (0.14)



2002:
-----
Net revenue                     $19,867    $17,591      $22,658      $15,334
Cost of products sold            14,452     12,088       15,069        9,053
Cost of services provided         2,469      2,891        4,503        3,154
Net income                           91         91          101          106
Net income per common share:
  Basic                         $   .02    $   .02      $   .02      $   .02
  Diluted                       $   .02    $   .02      $   .02      $   .02

2001:

Net revenue                     $21,628    $20,819      $18,570      $19,155
Cost of products sold            15,229     13,758       12,039       12,648
Cost of services provided         3,560      3,134        4,244        3,962
Net income (loss)                    (8)        34         (899)      (1,406)
Net income (loss) per common
 share:
  Basic                        $   -      $    .01      $  (.18)     $  (.28)
  Diluted                      $   -      $    .01      $  (.18)     $  (.28)



Earnings per common share calculations for each of the quarters were based on the weighted-average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full-year earnings per common share amount.