Form 10-Q
period 2003-06-30
MICROS TO MAINFRAMES INC
filed 2003-08-12
CIK 906282

United States
                      Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30,
2003 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to ________

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

                        Yes  __    No    X



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates: The number of shares outstanding of the Registrant's common Stock, par value $.001 per share, as of August 12, 2003 was 4,736,152

INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Micros-to-Mainframes, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Micros-to-Mainframes, Inc. and Subsidiaries as of June 30, 2003 and the related condensed consolidated statements of operations and cash flows for
the three-month periods ended June 30, 2003 and 2002.   These financial
statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Micros-to-Mainframes and Subsidiaries as of March 31, 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated May 20, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 31, 2003

Part I  Financial Information


Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets


                                             June 30, 2003      March 31, 2003
                                                Unaudited

 ASSETS
 Current Assets:
  Cash and cash equivalents                      $  147,457        $ 118,452
  Accounts receivable - trade, net of allowance
    of $938,000 and $873,000, respectively       15,073,274       13,459,765
  Inventories                                     1,289,395        1,340,633
  Prepaid expenses and other current assets         760,631          894,384
  Deferred income taxes, net of
    allowance of $314,000                            23,000           23,000
                                                ----------------------------

 Total current assets                            17,293,757       15,836,234


 Property and Equipment                           9,232,589        9,097,464
   Less accumulated deprecation and amortization  5,800,861        5,401,805
                                                ----------------------------
                                                  3,431,728        3,695,659


 Goodwill                                         3,228,729        3,228,729
 Other Assets                                       193,788          193,788
                                                 ---------------------------
      Total Assets                             $ 24,148,002     $ 22,954,410
                                                 ===========================





 LIABILITIES AND SHAREHOLDERS' EQUITY


 Current Liabilities:
   Secured notes payable                       $ 5,474,301      $ 4,765,637
   Inventory financing agreement                 2,804,735        2,333,004
   Accounts payable and accrued expenses         2,183,623        2,114,980
   Current portion of capital lease obligations    371,156          366,344
                                               -----------------------------
 Total current liabilities                      10,833,815        9,579,965



 Capital Lease Obligations,
     net of current portion                         12,400          109,797


 Deferred income taxes                              23,000           23,000
                                                ----------------------------
 Total liabilities                              10,869,215        9,712,762




 Commitments and Contingencies



 Shareholders' Equity:

  Common stock - $.001 par value; authorized
    10,000,000 shares, issued and
      outstanding 4,723,152                         4,723             4,723
   Additional paid-in capital                  15,332,728        15,332,728
   Accumulated deficit                         (2,058,664)       (2,095,803)
                                              ------------------------------
 Total shareholders' equity                    13,278,787        13,241,648

                                              ------------------------------

 Total Liabilities and Shareholders' Equity  $ 24,148,002      $  22,954,410
                                             ===============================





See Notes to Condensed Consolidated Financial Statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation



                                              Three Months ended June 30,
                                                    2003        2002
                                             _______________________________
                                                       (Unaudited)


Net Revenues:
Products                                     $  8,367,376      $10,060,532
Service and related products revenue            5,271,376        5,369,013
                                             -------------------------------
                                               13,638,752       15,429,545
Costs and expenses:


Cost of products sold                           8,039,110        9,459,453
Cost of services provided and related products  3,051,432        3,579,408
Selling, general and administrative expenses    2,408,322        3,178,537
                                             -------------------------------

                                               13,498,864       16,217,398
                                             -------------------------------


Other income                                        1,897           7,417
Interest expense                                  104,646          78,688
                                             -------------------------------
Income (loss) from operations before
   provision (benefit) for income taxes            37,139        (859,124)



Provision (Benefit) for income taxes                 -            (421,000)
                                             -------------------------------
Net  income (loss)                             $   37,139      $  (438,124)
                                             ===============================


Net income (loss) per common shares:

     Basic and diluted                               0.01           (0.09)



Weighted average number of common shares
         outstanding:
          Basic                                 4,723,152        4,926,577
                                            ================================
          Diluted                               4,723,152        4,926,577
                                            ================================








See Notes to Condensed Consolidated Financial Statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows


                                                   Three Months Ended
                                                        June 30,
                                                    2003        2002
                                                 _____________________

                                                       (Unaudited)

Cash flows from operating activities:
  Net income (loss)                             $   37,139  $   (438,124)
  Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating
      activities:
  Depreciation and amortization                    399,056       375,135
  Deferred income taxes                               -         (421,000)
  Changes in operating assets and liabilities:
  Increase in accounts receivable               (1,613,509)     (441,262)
  Decrease in inventory                             51,238       332,952
  Decrease in prepaid expenses and
   other current  assets                           133,751       150,462
  Decrease in other assets                                         1,168
  Increase in accounts payable
      and accrued expenses                          68,645       915,018
                                                 ------------------------
Net cash (used in) provided by operating
      activities                                  (923,680)      474,349
                                                 ------------------------

Cash flows from investing activities:
  Acquisition of property and equipment           (135,125)     (332,059)

                                                -------------------------
  Net cash used in investing activities           (135,125)     (332,059)

                                                -------------------------

Cash flows from financing activities:
  Borrowing (Repayment) of secured notes payable   708,664    (1,376,636)
  Increase in inventory financing                  471,731       847,212
  Purchases of common stock                                     (299,800)
 Payments on Capital lease obligations             (92,585)      (86,858)
                                               --------------------------
Net cash provided by (used in) financing
     activities                                  1,087,810      (916,082)
                                               --------------------------


Net (decrease) increase in cash and cash
    equivalents                                     29,005      (773,792)
Cash and cash equivalents at the beginning
    of period                                      118,452     1,217,790
                                              ----------------------------
Cash and cash equivalents at the end of period  $  147,457  $    443,998
                                              ============================


Supplemental disclosures  of cash flow  information:

Cash paid during the quarter for:
Interest                                       $   84,864   $     88,080



See Notes to Condensed Consolidated Financial Statements

Micros-to-Mainframes, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements


1.	Description of Business and Basis Presentation

      	Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies, Inc.)("Pivot"), and Data.Com RESULTS, Inc. ("Data.Com") (collectively, the "Company" or "MTM"), serve as a single source provider of advanced technology solutions, including design and consulting services, communication services and products, internet/Intranet development services, and network and security managed Services. In addition, the Company delivers a total processing solution by providing computer hardware and software revenues, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, for its clients where by it integrates into single working systems, a group of hardware and software products from more than 40 major computer vendors including Hewlett Packard/Compaq Computer Company, IBM Corporation, Dell Computer Corporation, NEC Technologies, Inc., ISS Technology Inc., Citrix Systems, Inc., Cisco Systems, Inc., Canon USA, Inc., Novell, Inc., Microsoft Corporation, 3COM Corporation and Symantec Corporation. The Company also serves as a Managed Service Provider (MSP) providing automated remote network, system and security management solutions and related consulting and engineering.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (Commission file number: 0-22122) for the fiscal year ended March 31, 2003.

Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

         Certain of the March 31, 2003 balance sheet accounts were reclassified to conform to the current period presentation.

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

      The Company incurred approximately $399,000 and $375,000 of depreciation and amortization expense for the three month ended
June 30,2003 and 2002, respectively.


The following is the summary of property and equipment held by the
Company:

                                                June 30         March 31,
At Costs
---------                                         2003             2003
Property and equipment
Furniture and Office Equipment               $ 2,538,457      $ 2,505,714
Capital lease equipment                        1,183,104        1,183,104
Software and software development costs        5,369,828        5,267,446
Leasehold improvements                            141,200         141,200
                                             -----------------------------
                                               9,232,589        9,097,464
Less accumulated deprecation and amortization  5,800,861        5,401,805
                                             -----------------------------
Net property and equipment                   $ 3,431,728       $3,695,659
                                             =============================

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



Impairment of Long-lived Assets:

       The Company identifies and records impairment on long-lived assets, including capitalized software development costs and goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected discounted cash flows. At June 30, 2003, no such impairment existed.

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

       The Company recognizes revenue from sales of hardware when the rights and risks of ownership have passed to the customer, which is upon shipment or receipt by the customer, depending on the terms of the sales contract. Revenue from sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all the terms and conditions of the customer contract. Service contracts generally do not extend over one year, and are billed periodically as services are performed. Revenue from both products and services is recognized provided that persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Payments arrangements with
customers generally do not include specific customer   acceptance criteria.
For arrangements with multiple deliverables, delivered items are accounted for separately provided that the delivered item has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items.

      The Company periodically receives discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to cost of revenues.

      Shipping and handling costs are included in the cost of revenues.

Fair Value of Financial Instruments:

      The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. All current assets are carried at their cost and current liabilities at their contract amount, which approximate fair value, because of their short-term nature.

Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123 SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

       The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income
(loss) and net income (loss) per common share for the Three months ended June 30, 2003 and 2002 (pro forma effect has been adjusted for income taxes) would approximate the pro forma amounts indicated in the table below (dollars in thousands).


                                                             June  30,
                                                         2003    2002
                                                     --------------------
Net income (loss) - as reported.....................   $    37   ($438)
Net income (loss) - pro forma.......................        16   ( 479)
Basic net income (loss) per common share - as reported     .01    (.09)
Diluted net income (loss) per common share - as reported   .01    (.09)
Basic net income (loss) per common share - pro forma       .00    (.09)
Diluted net income (loss) per common share - pro forma     .00    (.09)

       Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2003 and 2002: risk-free interest rate of 2.8% and 4.5%, respectively; no dividend yield for either period. A volatility factor of the expected market price of the Company's common stock of $1.24 and $1.21, respectively; and an expected life of 4.0 and 4.6 years, respectively.


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

Segment Information:

       Micros To Mainframes, Inc. and subsidiaries sells as a single source provider of advanced technology solutions, including design, consulting and communication services. The Company also sells, installs and services microcomputers, microcomputer software products and supplies, accessories and custom designed microcomputer systems. The Company has aggregated its business units into three reportable segments, PIT Corporation also known as Pivot Technologies ("Pivot"), Data.Com ("DCR")and Micros to Mainframes ("MTM"). The accounting policies of the segments are the same as those described in the summary of accounting policies. There are no material intersegment revenues.

       Each unit shares facilities, sales and administrative support. Management evaluates performance on gross profits and operating results of the three business segments. Summarized financial information concerning the Company's reportable segments is shown on the following table.

For the Three months ended June 30, 2003
                                                   Consolidated
                         PIVOT      DCR     MTM       Total
                                 (In thousands)
_________________________________________________________________

Revenues:
 Products                         1,181    7,186        8,367
 Services                 391     2,090    2,790        5,271


Cost of good sold
 Products                         1,080     6,959       8,039
 Services                 180     1,377     1,494       3,051


Gross profit              211       814     1,523       2,548

Operating expenses        112       656     1,640       2,408

Interest expense           13                  92         105

Other income                                    2           2

Income (loss) from
operations                  86      158      (207)         37


Segment assets           5,988    3,876    14,284       24,148

Capital expenditures        85                 50          135

Depreciation expense       264       10       125          399

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Forward Looking Statements

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by Micros to Mainframes, Inc. ( collectively with its subsidiaries, "MTM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions, the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption and the outcome of litigation involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect,"
"anticipate,"   "continue,"   "estimate,"   "project,"   "intend,"
and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation:

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

Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly revise any of these forward-looking statements


The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K.

Overview

       MTM is a provider of business and technology solutions, designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. The Company offices are located in the Tri-State New York City metropolitan area. The Company delivers a total processing solution by providing computer hardware and software revenues, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator, for its clients whereby it integrates into single working systems, a group of hardware and software products from more than 40 major computer vendors The Company provides a diversified and extensive range of service offerings and computer products.

      The Company's customers consist of clients in banking and finance, insurance, pharmaceutical, utility, technology, manufacturing, distribution, and education and government sectors. The Company believes that the breadth of services it offers fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or service sector.

      Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered of competitive importance. Many companies have laid off portions of their employees and have reduced investing in new computer systems, and greatly reduced the demand for consulting services in attempts to maintain profitability. This has had a direct impact on the Company's revenue.

      The Company presently realizes revenue from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company's employees based upon their skill level, experience and the type of work performed. The Company also provides project management and consulting services are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. The Company generally endeavors to expand its revenues by stressing higher margin solution and project management services. The majority of the Company's services are provided under purchase orders. Formal contracts are utilized on more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is believed to be necessary. Contracts, although they normally relate to longer-term and more complex engagements, generally do not obligate the customer to purchase minimum levels of services and are terminable by the customer on 60 to 90 days' notice.

      Revenues are recognized when services and /or products are provided. Costs of services and costs of related products primarily consist of salaries, cost of outsourced labor and hardware products necessary to complete the projects. Selling, general and administrative expenses primary consist of salaries and benefits of personnel responsible for administrative, finance, operative, sales and marketing activities and all other corporate overhead expenses. Corporate overhead expenses include rent, telephone charges, insurance premiums, accounting and legal fees, deprecation and amortization expenses. Depreciation primarily relates to the fixed assets and amortization related to software development costs.

Revenue Recognition

      The Company derives its revenues from several sources. The Company's segments perform service engineering services, and resale of computers and related products. The Information Technology Services segments also perform project services. The services segment also includes revenue from sales of high-end computers products.

      The Company recognizes revenue in accordance with SAB 101. For all revenue reflected in the financial statements, the revenue recognition criteria were met and, accordingly, no deferred revenue has been recorded.


      The Company recognizes revenue from sales of hardware when the rights and risks of ownership have passed to the customer, which is upon shipment or receipt by the customer, depending on the terms of the sales contract/ purchase order. Revenue from sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all the terms and conditions of the customer contract / purchase order. Service agreements with customers generally do not extend for more than one year, and are billed periodically as services are performed. Revenue from both products and services is recognized provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Payment arrangements with customers generally do not include specific customer acceptance criteria. For arrangements with multiple deliverables, delivered items are accounted for separately provided that the delivered item has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items.

       The Company periodically receives discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to cost of revenues.



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

Goodwill and Intangibles

    The Company recorded goodwill as a result of the acquisitions by the Company of PTI Corporation (formerly known as PIVOT Technologies, Inc.), and Data.Com Results, Inc. The Company determined the fair value of both companies' operations through a discounted cash flow method. This analysis was based on a projection of future revenues and earnings for a discrete period of three years plus an assumed average growth rate for all years beyond the initial projected period.

    We develop our budgets based on recent sales data for existing products, planned timing of new product launches, and customer commitments related to existing and newly developed products. In estimating future revenue and growth rates, we used our internal budgets and make comparisons to other competitors.

    We believe that the accounting estimate related to goodwill impairment is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period since it requires Company management to make assumptions about future revenues, cost of revenues, and growth rates over the next five years of the acquired entity; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as our net income, would be material. Management's assumptions about future sales prices, future sales volumes, and growth rates require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. If Management's assumptions change, then the Company could be required to recognize an impairment loss, equal to the difference between the fair value of the goodwill and the reported amount of the goodwill. Management has discussed the development and selection of this critical accounting estimate with the Company's Audit Committee and independent auditors.

Software Development Costs:

     In accordance with the Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development are capitalized and are amortized on a straight-line basis over their estimated useful lives. During the three months ended June 30, 2003, the Company capitalized $85,000 of software costs in conformity with SOP 98-1.

    We believe that the accounting estimate related to Software development costs is a "critical accounting estimate" because: (1) software developed by the company may be obsolete before the five year expected useful life assumed by management, and (2) the impact of recognizing the asset impairment could have a negative effect to the asset reported on the balance sheet and net income.

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

     Four customers generated fifty percent of the Company's trade receivables. One of the receivables was generated in connection with a federally funded project. This receivable represented approximately $3,521,000 or 22% of the Company's trade receivables in the three months ended June 30, 2003. The federally funded program had been reviewed and approved. Three of the Company's customers accounted for approximately 13%, 8%, 7% of the trade receivables as of June 30,2003. The loss of a principal customer may have a material adverse effect on the Company's operations.

Three Months Ended June 30, 2003, as compared to Three Months Ended June 30,
2002

Revenue

     The Company had net revenue of approximately $13,639,000 for the three
months ended June 30, 2003  ("First   Quarter   2004"), as compared to
approximately $15,430,000 for the three months ended June 30, 2002 ("First Quarter 2003"), decease of approximately 11.6% or approximately $1,791,000.

The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of that period's net revenues.
                                       Percentage of Revenues
                                   Three Months Ended June 30,
                                         2003         2002

Product revenue.........................    61.35%      65.20%
Service and related
  Product revenue.... ..................    38.65      34.80
Net revenue.............................   100.00     100.00
Cost of products revenue( as a % of
      product revenue.....................  96.08      94.03
Cost of service  provided and
      Related product revenue
     (as a % of services and
      related product revenue) ....... .    57.89      66.67
Total direct cost(as a % of
      Net revenue) . . . . . . . . . . .    81.32      84.51
Selling, general and
     administrative expenses.............   17.66      20.60
Income (loss) before provision (benefit)
      for income taxes     . . . . .....     0.27     (5.57)
Net(loss) income.........................    0.27     (2.84)


Revenue by Product and Service

      The decline in both product and service segments were primarily attributable to a softness in the "IT market" and a softness in overall economic conditions, resulting in a hesitancy by customers to launch new capital spending programs. Product revenues decreased approximately 17% or $1,693,000. Services and related product revenue, which included the sales of the Pivot automated remote network management system and high-end service related product, decreased slightly by approximately 1.8% or approximately $98,000 in the First Quarter 2004. Many of the company's clients have reduced their capital expenditures and projects for IT expenditures due to the economic slow down. These reductions have a direct impact on the Company's revenues. In light of these conditions, the Company's strategy is to secure higher margin revenue and not to aggressively pursue sales with low margins, while increasing its service revenue.


Gross Profit

      Gross profit is the difference between net revenues from product revenues and cost of products sold. Cost of products sold includes the direct costs of products sold and freight expenses, offset by rebates from manufacturers. Gross profit in First Quarter 2004 increased to approximately $2,548,000 from $2,392,000 in First Quarter 2003, a increase of 6.5%. Gross profit margins increased to 18.7% in First Quarter 2004 as compared to 15.5% in the First Quarter 2003.

     The gross profit margins from product revenue decreased to 3.9% in First Quarter 2004 compared to 5.9% in First Quarter 2003. The decrease in gross profit margins from product sales is related to the competitive market, which resulted in an adverse impact on selling prices.

     The gross profit margins from service sales increased to approximately 42.1% in First Quarter 2004 compared to 33.3% in First Quarter 2003. The increase in gross profit margins from service sales primarily is a result of a decrease in the use of outside contractors to perform certain services and the increased utilization in the use of the Company's technical and engineering staff. The Company expects to continue to hire additional professional technicians and engineers for its consulting and service business in order to meet the expected demand in the outsourcing and services business for the coming year and will continue to lower its dependency on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors. Technical personnel salaries charged to cost of service sales increased 10% to $1,689,000 from $1,542,000 from the First Quarter 2003.

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


Selling and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") were approximately $2,408,000 in the First Quarter 2004 as compared to $3,179,000 in the First Quarter 2003, a decrease of $770,000 or 25%. SG&A expenses as a percentage of net revenues were 17.66% in the First Quarter 2004 and 20.6% the First Quarter 2003. The decrease between the period primarily is due to the general reduction of payroll, payroll taxes and employee benefits from laying off employees during the First Quarter 2004.


Other Income and Interest Expense

    Other income was approximately $1,000 in the First Quarter 2004 and $7,000 in the First Quarter 2003. Interest expense increased $26,000 in the First Quarter 2004 to $105,000 from approximately $79,000 in the First Quarter 2003, due to an increase in collateral borrowing from its bank which is subject to higher interest rates.


Income Taxes

       The effective income tax rate for the First Quarter 2004 was 0%.

Net Income and (Loss):

    As a result of the forgoing, the Company had net income of approximately $37,000 in the First Quarter 2004 compared to a net loss of $438,000 in the First Quarter 2003. The basic and dilutive earnings (loss) per common share were $0.01 in the First Quarter 2004 compared to ($0.09) in the First Quarter 2003.

Recently Issued Accounting Standard

      On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)No. 142,"Goodwill and Intangible Assets". SFAS No.142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangible assets.

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables. "This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will evaluate multiple element arrangements in accordance with this EITF conclusion upon its effective date for new arrangements into which it enters.


    The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.



LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                           June 30,        March 31,
                                             2003            2003
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $   147        $   118
Working capital ......................... $ 6,460        $ 6,256
Current ratio ..........................   1.59:1         1.65:1
Secured notes payable ..................  $ 5,474        $ 4,766
Working capital lines available.......... $ 4,420        $10,201

     The Company had working capital of approximately $6,460,000 as of June 30, 2003, an increase of approximately $204,000 from March 31, 2003.

     For the three months ended June 30, 2003, the Company generated its cash flow primarily from increased use of its bank line. The cash was used to finance its accounts receivable, which increased to approximately $15,073,000 from $13,460,000. One of the Company's largest customers is a federal government funded City Board of Education, which represented approximately $3,521,000 and or 22% of the Company's trade receivables in the three months ended June 30, 2003; the federally funded program was being reviewed and it had been approved, causing the normal funding process to be delayed.

      During the period ending June 30, 2003, the Company had net cash provided by operating activities of approximately $924,000, primary consisting of an increase in accounts receivable of approximately
$1,614,000, an offset by increase in payable and accrued expenses of $69,000, a decrease of inventory of approximately $51,000, a decrease in prepaid expenses and other current assets of approximately $134,000, and an operating net profit of approximately $37,000.

      The Company had net cash used in investing activities of approximately $135,000 consisting of the acquisition of property and equipment of approximately $50,000, and approximately $85,000 from costs incurred in the development of computer software.

	The Company had a increase in its net cash provided by financing activities of approximately $1,088,000 in the First Quarter, primarily related to the borrowings of approximately $709,000 from its financing facilities, increase in inventory financing of approximately $472,000, offset by payment of a capital lease obligation of approximately $93,000.

     As a result of the foregoing, the Company had a net increase in cash of approximately $29,000.


      The Company has entered into two separate credit agreements with two banks. One of these agreements is a $12,000,000 financing facility. This credit facility is comprised of a floor plan agreement and a revolving receivable financing facility, and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners which have liens thereon). The other financing agreement is a $1,300,000 floor plan agreement and is secured by the Company's assets (other than inventories and accounts receivable directly financed by other floor planners who have liens thereon). The floor-plan agreements generally allow the Company to borrow for a period of 30 days interest free. Interest is charged to the Company only after the due date. In addition, the agreements provide for minimum amounts of tangible net worth and specified financial ratios. The borrowing interest rate on the revolving receivables financing loan is a per annum rate of one half of one percentage point (0.5%) below the base rate. In the event that the loan amount is in excess of the eligible collateral, the per annum rate is four percentage point above the base rate (4.00%), and the financing company may charge the Company 0.0075% on the over advance amount. The base rate is the prime rate as listed in The Wall Street Journal. The Company's loan balance is $4,059,391 at the borrowing rate of 3.75% and $1,414,910 on the loan at borrowing rate of 8.25% as of June 30, 2003. The total outstanding due under the floor plan lines is $2,804,735 as of June 30, 2003.

      The Company's total outstanding debt under the revolving receivable financing facility was $5,474,301 and $4,765,637 at June 30, 2003 and March 31, 2003, respectively. The Company is charged a facility management fee of $40,000 per annum for this financing facility.


      As of June 30, 2003, the Company remains in compliance of all covenants required under the financing facility.


      The Company's current ratio decreased to 1.59:1 at June 30, 2003 from 1.65:1 at March 31, 2003.


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


Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
  Not applicable

Item 4. Controls and Procedures

       The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered on this Quarterly Report on Form 10-K. Based on the evaluation, these officers including the Chief Executive Officer and the Chief Financial Officer, concluded the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.


      There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.







                         PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

References is made to the disclosures contained in item 3 of the Company's Annual report on Form 10-K, for the fiscal year ended March 31, 2003, for information concerning material legal proceeding involving the company

Item 6  Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed on the quarterly report Form 10-Q

Exhibits
   31.1 Certification on Howard A Pavony pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
   31.2 Certification on Steven H Rothman pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
   32.1 Certification on Howard A Pavony pursuant to Rule 13a-14(b) promulgated under the Exchange Act.
   32.2 Certification on Steven H Rothman pursuant to Rule 13a-14(b) promulgated under the Exchange Act

 (b) The Registrant did not file ant Current Reports on Form 8-K during the period covered by the report.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date :  August 12, 2003               By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)



Date :  August 12, 2003               By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Financial Officer
                                      Chairman of the Board
                                      of Directors
(Principal Financial and
                                      Accounting Officer)



Date : August 12, 2003                By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      and Secretary

Exhibit 31.1
                                CERTIFICATION

	I, Howard Pavony, President and CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Micros-to-
        Mainframes, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a)	  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b)	  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

Name: s/s Howard Pavony
      President and CEO

Exhibit 31.2
                          CERTIFICATION

        I, Steve H. Rothman, Chief Financial Officer , certify that:


1.	I have reviewed this quarterly report on Form 10-Q of Micros-to-
        Mainframes,  Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a)	  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b)	  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	August 12, 2003
Name: s/s Steven H. Rothman
      Chief Financial Officer

Exhibit 32.1

                                CERTIFICATION


I, Howard Pavony, President and Chief Executive Officer of Micros-To-Mainframes Inc., hereby certify, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended
   June 30,2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a)of the Securities Exchange Act of 1934; and

(2)	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Micros-to-Mainframes, Inc.


Dated: August 12, 2003

	s/s Howard Pavony
        ------------------
	     Howard Pavony
    President and Chief Executive Officer

Exhibit 32.2




                               CERTIFICATION


I, Steve H. Rothman, Chief Financial Officer of Micros-to-Mainframes,Inc. hereby certify, pursuant to 18 U.S.C.Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended
June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Micros -to- Mainframes, Inc.


Dated: August 12, 2003

	s/s Steven H. Rothman
       -------------------------
            Steven H. Rothman
       Chief Financial Officer