Form 10-Q
period 2003-09-30
MICROS TO MAINFRAMES INC
filed 2003-11-14
CIK 906282

United States
                      Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended September 30, 2003

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
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)


           614 Corporate Way, Valley Cottage, NY         10989
          (Address of principal executive offices)     (Zip Code)

                                 (845) 268-5000
                  (Registrant's telephone number,including area code)


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

                        Yes  __    No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of November 10, 2003 was 4,736,052

Part I  Financial Information

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
                                          September 30, 2003  March 31, 2003
                                               Unaudited
 ASSETS
 Current Assets:
  Cash and cash equivalents                      $  114,902       $ 118,452
  Accounts receivable - trade, net of allowance
    of $979,000 and $873,000, respectively       18,187,500      13,459,765
  Inventories                                     1,291,608       1,340,633
  Prepaid expenses and other current assets         699,679         894,384
  Deferred income taxes, net of
    allowance of $314,000                            23,000          23,000
                                            ---------------------------------
 Total current assets                            20,316,689      15,836,234

 Property and Equipment                           9,496,162       9,097,464
  Less: accumulated deprecation and amortization  6,211,807       5,401,805
                                            ---------------------------------
                                                  3,284,355       3,695,659

 Goodwill                                         3,228,729       3,228,729
 Other Assets                                       189,373         193,788
                                            ---------------------------------
      Total Assets                             $ 27,019,146     $22,954,410
                                           ==================================

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Secured notes payable                       $ 6,552,107      $ 4,765,637
   Inventory financing agreement                 4,263,846        2,333,004
   Accounts payable and accrued expenses         3,268,496        2,114,980
   Current portion of capital lease obligations    293,817          366,344
                                               ------------------------------
 Total current liabilities                      14,378,266        9,579,965

 Capital Lease Obligations,
     net of current portion                          7,067          109,797

 Deferred income taxes                              23,000           23,000
                                                 ----------------------------
 Total liabilities                              14,408,333         9,712,762

 Commitments and Contingencies

 Shareholders' Equity:

  Common stock - $.001 par value; authorized
    10,000,000 shares, issued and
      outstanding 4,723,052                         4,723             4,723
   Additional paid-in capital                  15,332,728        15,332,728
   Accumulated deficit                         (2,726,638)       (2,095,803)
 Total shareholders' equity                    12,610,813        13,241,648
                                              ------------------------------
 Total Liabilities and Shareholders' Equity  $ 27,019,146      $  22,954,410
                                             ===============================

See Notes to Condensed Consolidated Financial Statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

                                              Six Months ended September 30,
                                                    2003           2002
                                                        Unaudited
                                             -------------------------------
Net revenues:
Products                                    $   19,951,246     $ 19,100,460
Service and related products revenue             9,213,084       10,962,976
                                            --------------------------------
                                                29,164,330       30,063,436
Costs and expenses:
Cost of products sold                           19,060,486       17,822,410
Cost of services provided and related products   5,501,280        7,036,385
Selling, general and administrative expenses     5,034,946        5,861,950
                                            --------------------------------
                                                29,596,712       30,720,745

Other income                                         3,152           33,276
Interest expense                                   201,605          154,914
                                           ---------------------------------
Loss before benefit for
          income taxes                            (630,835)        (778,947)

Benefit  for income taxes                            -             (382,000)
                                           ---------------------------------
Net  loss                                  $      (630,835)    $   (396,947)
                                           =================================

Net loss per common share:
     Basic and diluted                     $         (0.13)    $      (0.08)
                                           =================================

Weighted average number of common shares
         outstanding:
          Basic                                  4,723,152        4,836,027
                                           ---------------------------------
          Diluted                                4,723,152        4,836,027
                                           ---------------------------------


See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

                                              Three Months ended September 30,
                                                     2003            2002
                                                         Unaudited
                                              --------------------------------
Net revenues:
Products                                        $   11,583,870   $ 9,039,928
Service and related products revenue                 3,941,708     5,593,963
                                              --------------------------------
                                                    15,525,578    14,633,891
Costs and expenses:
Cost of products sold                               11,021,376     8,362,957
Cost of services provided and related products       2,449,848     3,456,977
Selling, general and administrative expenses         2,626,624     2,683,413
                                              --------------------------------
                                                    16,097,848    14,503,347

Other income                                             1,255        25,859
Interest expense                                        96,959        76,226
                                              --------------------------------
(Loss) Income before  provision for income taxes      (667,974)       80,177

Provision  for income taxes                               -           39,000
                                              --------------------------------
Net (loss) Income                                    (667,974)        41,177
                                              ================================

Net (loss) income per common share:
     Basic and diluted                        $         (0.14)   $      0.01


Weighted average number of common shares
    outstanding:
     Basic                                          4,723,152      4,713,593
                                              --------------------------------
     Diluted                                        4,723,152      4,716,271
                                              --------------------------------

See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
                                                       Six Months Ended
                                                          September 30,
                                                    2003            2002
                                               -----------------------------
                                                           (Unaudited)

Cash flows from operating activities:
  Net loss                                      $ (630,835)     $ (396,947)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
      operating activities:
  Depreciation and amortization                    810,002         757,547
  Deferred income taxes                               -           (404,000)
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivabl     (4,727,735)        477,751
  Decrease in inventory                             49,025         255,587
  Decrease  in prepaid expenses and
     other current  assets                         194,705         413,477
  Decrease in refundable income tax                    -           687,337
    Decrease in other assets                         4,415           1,168
  Increase (decrease) in accounts payable
    and accrued expenses                         1,153,516         116,260
                                              ------------------------------
Net cash (used in) provided by
            operating activities                (3,146,907)      1,908,180
                                              ------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment           (398,698)       (622,387)
                                             -------------------------------
  Net cash used in investing activities           (398,698)       (622,387)
                                             -------------------------------

Cash flows from financing activities:
 Borrowing (repayment) of secured notes payable  1,786,470      (1,135,330)
 Increase in inventory financing                 1,930,842         310,265
  Retirement of common stock                         -             (342,476)
  Payments on capital lease obligations          (175,257)        (182,658)
                                             -------------------------------
Net cash provided by (used in)
           financing activities                 3,542,055       (1,350,199)
                                             -------------------------------

Net decrease in cash and cash equivalents         (3,550)         (362,671)
Cash and cash equivalents at the
            beginning of period                  118,452         1,217,790
                                             --------------------------------
Cash and cash equivalents at the end of period $ 114,902        $  855,119
                                             ================================


Supplemental disclosures  of cash flow  information:
Cash paid during the quarter for:
 Interest                                      $ 256,195       $  110,172
Income taxes                                   $   9,765       $   23,067


See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business and Basis Presentation

      	Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies, Inc.)("Pivot"), and Data.Com RESULTS, Inc. ("DCR") (collectively, the "Company" or "MTM"), serve as a single source provider of advanced technology solutions, including design and consulting services, communication services and products, internet/Intranet development services, and network and security managed services. In addition, the Company delivers a total processing solution by providing computer hardware and software revenues, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator for its clients whereby it integrates into single working systems, a group of hardware and software products from more than 40 major computer vendors, including Hewlett Packard/Compaq Computer Company, IBM Corporation, Dell Computer Corporation, NEC Technologies, Inc., ISS Technology Inc., Citrix Systems, Inc., Cisco Systems, Inc., Canon USA, Inc., Novell, Inc., Microsoft Corporation, 3COM Corporation and Symantec Corporation. The Company also serves as a Managed Service Provider (MSP) providing automated remote network, system and security management solutions and related consulting and engineering.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K  (Commission file number: 0-22122) for the fiscal year ended
March 31, 2003.

Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification:

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


Inventories :

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

      The Company incurred approximately $810,000 and $758,000 of depreciation and amortization expense for the six months ended
September 30, 2003 and 2002, respectively.


The following is the summary of property and equipment held by the
Company:

                                              September 30         March 31,
At Cost
                                                  2003             2003
Property and equipment
Furniture and office equipment               $ 2,588,135      $ 2,505,714
Capital lease equipment                        1,183,104        1,183,104
Software and software development costs        5,575,248        5,267,446
Leasehold improvements                           149,675          141,200
                                           -------------------------------
                                               9,496,162        9,097,464
Less accumulated deprecation and amortization  6,211,807        5,401,805
                                           -------------------------------
Net property and equipment                   $ 3,284,355       $3,695,659
                                           ===============================

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

Impairment of Long-lived Assets:

       The Company identifies and records impairment on long-lived assets, including capitalized software development costs and goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected discounted cash flows. At September 30, 2003, no such impairment existed.

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

       The Company recognizes revenue from sales of hardware when the rights and risks of ownership have passed to the customer, which is upon shipment or receipt by the customer, depending on the terms of the sales contract. Revenue from sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all the terms and conditions of the customer contract. Service contracts generally do not extend over more than one year, and are billed periodically as services are performed. Revenue from both products and services is recognized provided that persuasive evidence that an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Payments arrangements with
customers generally do not include specific customer   acceptance criteria.
For arrangements with multiple deliverables, delivered items are accounted for separately provided that the delivered item has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items.

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

       The Company has elected, in accordance with the provisions of SFAS
No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the six months ended September 30, 2003 and 2002 (pro forma effect having been adjusted for income taxes) would approximate the pro forma amounts indicated in the table below (dollars in thousands).


                                                         September 30,
                                                         2003    2002
                                                        ---------------
Net loss - as reported................ . . . . . . .   $  (631)  $(397)
Net loss - pro forma....................... . . . . .     (657)   (435)
Basic net loss per common share - as reported . . . .      (.13)  (.08)
Diluted net loss per common share - as reported . . .      (.13)  (.08)
Basic net loss per common share - pro forma .  . . . .     (.14)  (.09)
Diluted net loss per common share - pro forma . . . .      (.14)  (.09)

       Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended September 30, 2003 and 2002: risk-free interest rate of 3.0% and 2.8%, respectively; no dividend yield for either period, a volatility factor of the expected market price of the Company's common stock of $1.31 and $0.76, respectively; and an expected life of 4 and 4.6 years, respectively.

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

Segment Information:

       Micros-to-- Mainframes, Inc. and subsidiaries act as a single source provider of advanced technology solutions, including design, consulting and communication services. The Company also sells, installs and services microcomputers, microcomputer software products and supplies, accessories and custom designed microcomputer systems. The Company has aggregated its business units into three reportable segments, PIT Corporation also known as Pivot Technologies ("Pivot"), Data.Com ("DCR")and Micros- to- Mainframes ("MTM"). The accounting policies of the segments are the same as those described in the summary of accounting policies. There are no material intersegment revenues.

       Each segment shares facilities, sales and administrative support. Management evaluates performance on gross profits and operating results of the three business segments. Summarized financial information concerning the Company's reportable segments is shown on the following table.

For the six months ended September 30, 2003
                                                   Consolidated
                         PIVOT      DCR     MTM       Total
                                 (In thousands)
_________________________________________________________________

Revenues:
 Products                         1,903    18,048       19,951
 Services                 878     3,638     4,697        9,213


Cost of good sold
 Products                         1,773    17,287       19,060
 Services                 299     2,402     2,799        5,501


Gross profit              579     1,366     2,659        4,603

Operating expenses        386     1,066     3,583        5,035

Interest expense           21                 181          202

Other income                                    3            3

Income (loss) from
operations                172      299      (1,102)       (631)


Segment assets           5,950    4,006     17,063       27,019

Capital expenditures       245                 154         399

Depreciation expense       535       21        254         810

For the three months ended September 30, 2003
                                                   Consolidated
                         PIVOT      DCR     MTM       Total
                                 (In thousands)
_________________________________________________________________

Revenues:
 Products                           722    10,862       11,584
 Services                 487     1,548     1,907        3,942


Cost of good sold
 Products                           693    10,328       11,021
 Services                 119     1,025     1,305        2,450


Gross profit              368       552     1,136        2,055

Operating expenses        274       410     1,943        2,627

Interest expense            8        -         89           97

Other income                                    3            3

Income (loss) from
operations                 86       142      (896)        (668)


Capital expenditures       160                104          264

Depreciation expense       271       11       129          411

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


Forward Looking Statements

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by Micros- to- Mainframes, Inc. ( collectively with its subsidiaries, "MTM" or the "Company") are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions and the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption and the outcome of litigation involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as "may," "will," "expect,"
"anticipate,"   "continue,"   "estimate,"   "project,"   "intend,"
and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation:

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




Overview

       MTM is a provider of business and technology solutions, designed to enhance and maximize the performance of its customers through the adaptation and deployment of advanced information technology and engineering services. The Company offices are located in the tri-state New York City metropolitan area. The Company delivers a total processing solution by providing computer hardware and software revenues, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator for its clients whereby it integrates into single working systems, a group of hardware and software products from more than 40 major computer vendors. The Company provides a diversified and extensive range of service offerings and computer products.

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

      Revenues are recognized when services and or products are provided. Costs of services and costs of related products primarily consist of salaries, cost of outsourced labor and hardware products necessary to complete the projects. Selling, general and administrative expenses primary consist of salaries and benefits of personnel responsible for administrative, finance, operative, sales and marketing activities and all other corporate overhead expenses. Corporate overhead expenses include rent, telephone charges, insurance premiums, accounting and legal fees, deprecation and amortization expenses. Depreciation primarily relates to the fixed assets and amortization related to software development costs.

Revenue Recognition

      The Company derives its revenues from several sources. The Company's segments perform service engineering services, and resale of computers and related products. The Information Technology Services segment also performs project services. The services segment also includes revenue from sales of high-end computers products.

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


Software Development Costs

     In accordance with the Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development are capitalized and are amortized on a straight-line basis over their estimated useful lives. During the six months ended September 30, 2003, the Company capitalized $235,000 of software costs in conformity with SOP 98-1.

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

       Five customers collectively generated approximately 62% of the Company's accounts receivable - trade at September 30, 2003. The largest accounts receivable, representing approximately $4,672,000 or 24% of the total accounts receivable, is from a telecommunications company. Another receivable, representing approximately $3,571,000 or 19% of the total accounts receivable, was generated in connection with a federally funded project for the Board of Education of Bridgeport, Connecticut. The Company has been advised that approximately $2,400,000 due under the project has been authorized for payment and the Company expects to receive payment prior to December 31, 2003. The remaining balance due under the project has been submitted for payment authorization and the Company expects to receive such payment prior to March 31,2004. Three other Company customers each accounted for approximately 6% of the accounts receivable at September 30,2003.

The loss of any principal customer may have a material adverse effect on the Company's financial position and results of operations.

Three and Six Months Ended September 30, 2003, as compared to Three and Six Months Ended September 30, 2002

The Company had net revenues of approximately $29,164,000 for the six months ended September 30, 2003(the "2004 Period"), as compared to approximately $30,063,000 for the six months ended September 30, 2002 (the "2003 Period").The Company had net revenues of approximately $15,526,000 for the three months ended September 30, 2003 ("Second Quarter 2004"), as compared to approximately $14,634,000 for the three months Ended September 30, 2002 ("Second Quarter 2003"). Product sales were comprised primarily of desktop and turnkey computer components. Services and related product sales included maintenance and consulting services, high-end computer products and sales of the Pivot automated remote network management system and high-end service related product sales.

The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of Operations expressed as a percentage of that period's net revenues.




                                      Percentage of Net Revenue

                                Six Months ended    Three Months ended
                                  September 30,        September 30,
                               2003        2002       2003      2002
Products ................      68.41%    63.53%     74.61%   61.77%
Services and related
  product revenue . .. . .     31.59     36.47      25.39    38.23
Net revenues..............    100.00    100.00     100.00   100.00

Cost of product sold (as a
   % of product revenue)..    95.54     93.31      95.14     92.51
Cost of services provided and
   related products
  (as a % of services and
   related product revenue)...59.71    64.18       62.15     61.80
Total direct costs (as a % of
         net revenues)....... 84.22     82.69      86.77     80.77
Selling, general and
     administrative expenses. 17.26     19.50     16.92      18.34
Income (Loss) before
    Income taxes. ...... . .  (2.46)   (2.60)     (4.86)      0.55
Net (Loss) Income............( 2.16)   (1.32)     (4.30)      0.28



Revenue by Product and Service

Product sales increased 4.5% or approximately $851,000 to $19,951,000 for the 2004 Period from $19,100,000 for the 2003 Period. In the Second Quarter 2004, product sales increased 28% or approximately $2,544,000 to $11,584,000 from $9,040,000 in the Second Quarter 2003. A decision by one of the company's major customers to upgrade its computer system led to the increase in product hardware sales. On a going forward basis, there is no assurance that such increases will continue. Such increases are not considered the trend of the current IT market.

Services and service related sales decreased 16% or approximately $1,750,000 to $9,213,000 for the 2004 Period from $10,963,000 for the 2003 Period; a decrease of 29.5% or approximately $1,652,000 to $3,942,000 for the Second Quarter 2004 from $5,594,000 for the Second Quarter 2003. This decrease was resulted primarily from a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy. This reduction had a direct impact on the Company's revenue. Given these conditions, the Company's strategy is to aggressively pursue higher margin service revenue, avoid sales with low margins and concentrate in the service end of the business.

Gross Profit.

     Gross profit is the difference between net revenues from product sales and cost of products sold. Cost of products sold includes the direct costs of products sold and freight expenses, offset by rebates from manufacturers. The gross profit decreased by 2.2% in the 2004 Period and by 2.6% in the Second Quarter 2004 from the prior year's comparable period and quarter. The decrease in gross profit margins is due to the competitive market, which had an adverse impact on selling prices.

     The cost of services and related product revenue includes the personnel costs associated with providing technical services along with the products and parts related to the service contract. Gross profit increased by 4.5% for the 2004 Period and decreased slightly by 0.4% in the Second Quarter 2004 from the prior year's comparable period and quarter. The 2004 Period increase in gross profit margins from service sales resulted primarily from a decrease in the use of outside contractors to perform certain services and the increased use of the Company's technical and engineering staff. The Company expects to continue hiring additional professional technicians and engineers for its consulting and service business in order to meet the expected demand in the outsourcing and services business for the coming year and will continue to lower its dependency on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.

   The Company continues to face competitive market pressures, which impact the gross profit on its product and service related revenues. The Company currently faces a number of adverse business conditions, including price and gross margin pressures, market consolidation and a slow down in the general U.S. economy. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining grossprofit margins for many microcomputer distributors, including the Company, and may result in a reduction in existing vendor subsidies in the future. The Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.

Selling and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were approximately $5,035,000 in the 2004 Period as compared to approximately $5,862,000 in the 2003 Period and approximately $2,627,000 for the Second Quarter 2004 compared to approximately $2,683,000 for the Second Quarter 2003. This represented a decrease of approximately 14% for SG&A during the 2004 Period as compared to the 2003 Period and a decrease of approximately 2.1% during the Second Quarter 2004 as compared to the Second Quarter 2003. The decreases between the period and quarter are primarily due to the general reduction of payroll, payroll taxes and employee benefits from employee layoffs during the 2004 Period.

Other Income and Interest Expense

    Other income was approximately $3,000 in the 2004 Period as compared to approximately $33,000 in the 2003 Period. In the Second Quarter 2004, other income was approximately $1,000 as compared to approximately $26,000 in the Second Quarter 2003. The decrease was due to the reduction of interest income as compared to the receipt of interest that the Company received from a tax refund in the prior year. Interest expense increased to approximately $202,000 in the 2004 Period from approximately $155,000 in the 2003 Period and to approximately $97,000 in the Second Quarter 2004 from approximately $76,000 in the Second Quarter 2003. The increases in interest expense resulted from increased borrowing levels from its bank in the 2004 Period and Second Quarter 2004 as compared to the prior year period and quarter.


Income Taxes

       The effective income tax rate for the 2004 Period and 2004 Quarter was 0%. The effective tax rate for the 2003 Period and Quarter was 49%.

Net Income and Loss

   As a result of the foregoing, the Company had a net loss of approximately $631,000 in the 2004 Period compared to a net loss of approximately $397,000 in the 2003 Period. The Company incurred a $668,000 net loss in the Second Quarter 2004 as compared to net income of approximately $41,000 for the Second Quarter 2002. The basic and diluted loss per share was $0.13 in the 2004 Period, as compared to net loss per share of $0.08 for the 2003 Period. The basic and diluted net loss per share was $0.14 for the Second Quarter 2004 as compared to $0.01 net income per share in the Second Quarter 2003.

Recently Issued Accounting Standard

      On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)No. 142,"Goodwill and Intangible Assets. " SFAS No.142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangible assets.

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will evaluate multiple element arrangements in accordance with this EITF conclusion upon its effective date for new arrangements into which it enters.

On May 15, 2003, FASB issued SFAS No. 150,"Accounting for Certain
Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:
    * mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

    * instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

    * obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

     SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise iseffective at the beginning of the first interim period beginning after June
15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                       September 30,        March 31,
                                           2003            2003
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $   115        $   118
Working capital ......................... $ 5,938        $ 6,256
Current ratio ..........................   1.41:1         1.65:1
Secured notes payable ..................  $ 6,552        $ 4,766
Working capital lines available.......... $ 2,484        $10,201

    The Company had working capital of approximately $5,938,000 as of September 30, 2003, representing a decrease of approximately $318,000 from March 31, 2003.

    For the six months ended September 30, 2003, the Company met its cash requirements primarily from increased use of its bank line. The cash was used to finance its accounts receivable, which increased to approximately $18,188,000 from $13,460,000. The Company's largest customer is a telecommunications company, which represented approximately $4,672,000 or 24%
of the Company's accounts receivable.   The second largest customer is a
federal government funded City Board of Education, which represented approximately $3,571,000, or 18.5% of the Company's trade receivables in the six months ended September 30,2003. While the federally funded program was has been reviewed and approved, the normal funding process has been delayed.

    During the period ending September 30, 2003, the Company had net cash used in operating activities of approximately $3,147,000, consisting primarily of an increase in accounts receivable of approximately $4,728,000, and an operating loss of $631,000. This cash shortfall was offset by an increase in payables and accrued expenses of $1,154,000, a $49,000 decrease in inventory and a decrease in prepaid expenses and other current assets of approximately $195,000.

      The Company reported net cash used in investing activities of approximately $399,000 consisting of the acquisition of property and equipment of approximately $108,000, and approximately $291,000 from costs incurred in the development of computer software and network buildup in a newly leased office.

      The Company reported an approximate $3,542,000 increase in its net cash provided by financing activities in the six months ended September 30, 2003. This increase is primarily related to $1,786,000 in borrowings from financing facilities and a $1,931,000 increase in inventory financing, offset by payment of a $175,000 capital lease obligation.

     As a result of the foregoing, the Company incurred a net decrease in cash of approximately $3,550.

      The Company has entered into two separate credit agreements with two finance companies.

       The first agreement is a $12,000,000 financing facility (the "Financing Facility"). This Financing Facility is comprised of a "floor plan" credit arrangement and a revolving receivable financing arrangement. The Financing Facility is secured by all of the Company's assets other than inventory and accounts receivable financed under other arrangements providing for liens on such inventory and accounts receivable. This Financing Facility is scheduled to expire on January 17, 2004. The Company has received a required three-month notification from the lender stating the lender's intention not to renew the Financing Facility at the end of the term of the Financing Facility. The Company is currently negotiating with the present lender in an attempt to renew the Financing Facility and with other financial institutions for a potential new facility on terms similar or more beneficial to the Company than currently exist under the Financing Facility. No assurance can be given that the Company will be able to secure a renewal of the Financing Facility or a new credit facility, whether comparable to the terms of the Financing Facility or otherwise. The failure to secure a renewal or other credit facility could adversely affect the Company's financial condition and results of operations.

       The second credit agreement is a $1,300,000 floor plan arrangement that also is secured by the Company's assets other than inventory and accounts receivable financed under other arrangements providing for liens on such inventory and accounts receivable. This floor-plan arrangement (along with the "floor plan" arrangement under the Financing Facility) generally allows the Company to borrow funds for inventory purchases for periods of 30 days interest free. Interest is charged to the Company only after the due date provided. The floor plan financing arrangement under the Financing Facility, does not contain covenants requiring the Company to maintain specified tangible net worth and other financial ratios. The Company was in compliance with all the terms within the floor plan finance agreement as of September 30, 2003.

     The borrowing interest rate on the revolving receivables financing loan is a per annum rate of one half of one percentage point (0.5%) below the base rate. In the event that the loan amount is in excess of the eligible collateral, the per annum rate is four percentage points above the base rate (4.00%), and the financing company may charge the Company 0.0075% on the over advance amount. The base rate is the prime rate as listed in The Wall Street Journal. The Company's loan balance is $4,442,945 at the borrowing rate of 3.5% and $2,109,162 on the loan at a borrowing rate of 8.00% as of September 30, 2003. Such rate has been subsequently reviewed by the bank and increased to 6% above prime rate as of November 10, 2003. The total outstanding amount due under the floor plan lines was $4,263,846 as of September 30, 2003.

      The Company's total outstanding debt under the revolving receivable financing facility was $6,552,107 and $4,765,637 at September 30, 2003 and March 31, 2003, respectively. The Company is charged a facility management fee of $40,000 per annum for this financing facility.


     The Company's current ratio decreased to 1.41:1 at September 30, 2003 from 1.65:1 at March 31, 2003.


     The Company's sources of liquidity include, but are not limited to, funds from operations and funds available under the two aforementioned credit facilities. Its capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company's existing business base; the success, timing and amounts of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. Management believes that the Company has the financial resources to meet its future business requirements through the next twelve months.







Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

  Not applicable


Item 4. Controls and Procedures

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered on this Quarterly Report on Form 10-K. Based on the evaluation, these officers concluded the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.


      There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

                          PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

References is made to the disclosures contained in Item 3 of the Company's Annual report on Form 10-K, for the fiscal year ended March 31, 2003, for information concerning material legal proceeding involving the company.



Item 4. Submission of Matters to a Vote of Security Holders

       Thee Company's Annual Meeting of Stockholders was held on
November 7, 2003. At the Annual Meeting the following individuals consisting of the candidates nominated by Company's Board of Directors were elected directors by the votes indicated., the following proposals were adopted by the vote specified below:

                                     For                        Withheld
                                   Election
Authority

1. Election of Directors:

           Howard A Pavony           4,326,454                   278,323
           Steven H Rothman          4,326,454                   278,323
           William Lerner            4,426,054                   178,723
           Arnold J Wasserman        4,265,593                   339,184
           Alvin E. Nashman          4,426,054                   178,723

No other matter was presented for voting at the Annual Meeting.

Item 6  Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed on the quarterly report Form 10-Q

Exhibits
    3.10 By-laws as amended on November 12, 2003

   31.1 Certification of Howard A. Pavony pursuant to  Exchange Act Rule 13a-
   14(a)
        promulgated under the Exchange Act.
   31.2 Certification of Steven H. Rothman pursuant to Exchange Act Rule 13a-
   14(a)
        promulgated under the Exchange Act.
   32.1 Certification of Howard A. Pavony pursuant to Exchange Act Rule 13a-14(b) promulgated under the Exchange Act.

   32.2 Certification of Steven H Rothman pursuant to Exchange Act Rule 13a-14(b) promulgated under the Exchange Act

 (b) The Registrant did not file any Current Reports on Form 8-K during the period covered by this Quarterly report on Form 10-Q.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date :  November 12, 2003             By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)



Date :  November 12, 2003             By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Financial Officer
                                      Chairman of the Board
                                      of Directors
                                      (Principal Financial and
                                      Accounting Officer)



Date : November 12, 2003              By: /s/ Frank T. Wong
                                      Frank T. Wong
                                      Vice President - Finance
                                      and Secretary