Form 10-Q
period 2003-12-31
MICROS TO MAINFRAMES INC
filed 2004-02-17
CIK 906282

United States
                      Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended December 31, 2003

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

                                 (845) 268-5000
                  (Registrant's telephone number, including area code)


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

                        Yes  __    No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares outstanding of the registrant's common stock, par Value $.001 per share, as of February 10, 2004 was 4,723,052

Part I  Financial Information

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
                                            December 31, 2003  March 31, 2003
                                                  Unaudited
 ASSETS
 Current Assets:
  Cash and cash equivalents                      $   49,774        $  118,452
  Accounts receivable - trade, net of allowance
    of $977,000 and $873,000, respectively       16,339,851        13,459,765
  Inventories                                     1,571,403         1,340,633
  Prepaid expenses and other current assets         739,284           894,384
  Deferred income taxes, net of
    allowance of $314,000                            23,000            23,000
                                                 -----------------------------
 Total current assets                            18,723,312        15,836,234

 Property and Equipment                           9,640,635         9,097,464
   Less: accumulated deprecation and amortization 6,644,691         5,401,805
                                                 -----------------------------
                                                  2,995,944         3,695,659

 Goodwill                                         3,228,729         3,228,729
 Other Assets                                       265,679           193,788
                                                -----------------------------
      Total Assets                             $ 25,213,664     $  22,954,410
                                               ===============================

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Secured notes payable                       $ 6,868,285      $   4,765,637
   Inventory financing agreement                 3,501,367          2,333,004
   Accounts payable and accrued expenses         3,430,820          2,114,980
   Current portion of capital lease obligations    194,322            366,344
                                                -----------------------------
 Total current liabilities                      13,994,794          9,579,965

 Capital Lease Obligations,
     net of current portion                            -              109,797

 Deferred income taxes                              23,000             23,000
                                                -----------------------------
 Total liabilities                              14,017,794          9,712,762

 Commitments and Contingencies

 Shareholders' Equity:

  Common stock - $.001 par value; authorized
    10,000,000 shares, issued and
      outstanding 4,723,052                         4,723               4,723
   Additional paid-in capital                  15,364,228          15,332,728
   Accumulated deficit                         (4,173,081)         (2,095,803)
                                              --------------------------------
 Total shareholders' equity                    11,195,870          13,241,648
                                              --------------------------------
 Total Liabilities and Shareholders' Equity  $ 25,213,664      $   22,954,410
                                             =================================

See Notes to Condensed Consolidated Financial Statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

                                              Nine  Month ended December 31,
                                                   2003             2002
                                                         Unaduited
Net revenues:                                -------------------------------
Products                                      30,572,749         28,268,583
Service and related product revenue           13,335,272         15,983,274
                                             -------------------------------
                                              43,908,021         44,251,857
Costs and expenses:
Cost of products sold                         29,065,168         26,380,838
Cost of services provided and
        related products                       8,961,483         10,211,211
Selling, general and administrative expenses   7,633,823          8,502,386
                                            --------------------------------
                                              45,660,474         45,094,435


Other income                                       5,606             35,784
Interest expense                                 330,431            219,519
                                            --------------------------------
Loss before benefit for income taxes          (2,077,278)        (1,026,313)

Benefit for income taxes                                           (440,000)
                                            --------------------------------
Net  loss                                   $ (2,077,278)     $    (586,313)
                                            ================================


Net loss per common share:
     Basic and diluted                      $      (0.44)     $      (0.12)
                                           =================================

Weighted average number of common shares
    outstanding:
     Basic                                     4,723,052          4,802,659
                                           ---------------------------------
     Diluted                                   4,723,052          4,802,659
                                           ----------------------------------





See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

                                           Three  Month ended December 31,
                                                2003              2002
                                                      Unaduited
                                              -------------------------------
Net revenues:
Products                                   $    10,621,503     $    9,168,123
Service and related product revenue              4,122,188          5,020,298
                                              -------------------------------
                                                14,743,691         14,188,421
Costs and expenses:
Cost of products sold                           10,004,682          8,558,428
Cost of services provided and
     related products                            3,460,203          3,174,826
Selling, general and administrative expenses     2,598,877          2,640,436
                                              -------------------------------
                                                16,063,762         14,373,690

Other income                                         2,454              2,508
Interest expense                                   128,826             64,605
                                              -------------------------------
Loss before benefit for income taxes            (1,446,443)          (247,366)

Benefit for income taxes                                              (58,000)
                                             ---------------------------------

Net loss                                        (1,446,443)          (189,366)
                                             =================================


Net loss per common share:
     Basic and diluted                          $   (0.31)       $      (0.04)
                                             =================================
Weighted average number of common shares
    outstanding:
     Basic                                       4,723,052           4,736,286
                                            ----------------------------------
     Diluted                                     4,723,052           4,736,286
                                            ----------------------------------



See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

                                                      Nine Months Ended
                                                           December 31,
                                                       2003             2002
                                                   --------------------------
                                                           (Unaudited)

Cash flows from operating activities:
  Net loss                                         $ (2,077,278)  $ (586,313)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                     1,242,886    1,176,632
  Deferred income taxes                                  -          (462,000)
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable         (2,880,086)    (898,935)
  Decrease in inventory                                (230,770)     395,610
  Decrease  in prepaid expenses and
  other current  assets                                 155,100      244,325
  Decrease in refundable income tax                         -        687,337
  (Increase) decrease in other assets                   (40,391)       8,576
  Increase (decrease) in accounts payable
  and accrued expenses                                1,315,840      574,552
                                                   --------------------------
Net cash provided by (used in) operating activities  (2,514,699    1,139,784
                                                   --------------------------
Cash flows from investing activities:
  Acquisition of property and equipment               (543,171)     (930,443)
                                                   --------------------------
  Net cash used in investing activities               (543,171)     (930,443)
                                                   --------------------------

Cash flows from financing activities:
  Borrowing (repayment) of secured notes payable     2,102,648      (582,440)
  Increase in inventory financing                    1,168,363       (20,233)
  Retirement of common stock                             -          (342,953)
  Payments on Capital lease obligations               (281,819)     (270,807)
                                                   --------------------------
Net cash provided by (used in) financing activities  2,989,192    (1,216,433)
                                                   --------------------------
Net decrease in cash and cash equivalents             (68,678)    (1,007,092)
Cash and cash equivalents at the beginning of period  118,452      1,217,790
                                                   --------------------------
Cash and cash equivalents at the end of period     $   49,774     $  210,698
                                                   ==========================

Supplemental disclosures  of cash flow  information:
Cash paid during the quarter for:
Interest                                           $  401,420     $  260,522
Income taxes                                       $  163,896     $   28,220

Supplemental disclosure of non-cash investing and
financing transactions:
Issuance of stock option on exchange for legal fees $  31,500         -

See notes to condensed consolidated financial statements

Micros-to-Mainframes, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business and Basis Presentation

       Micros-to-Mainframes, Inc. and its subsidiaries, MTM Advanced Technology, Inc., PTI Corporation (formerly known as Pivot Technologies, Inc.)("Pivot"), and Data.Com RESULTS, Inc. ("DCR") (collectively, the "Company" or "MTM"), serve as a single source provider of advanced technology solutions, including design and consulting services, communication services and products, internet/Intranet development services, and network and security managed services. In addition, the Company delivers a total processing solution by providing computer hardware and software revenues, systems design, installation, consulting, maintenance and integration of microcomputer products, including the design and implementation of wide area networks ("WAN's") and local area networks ("LANs"). The Company sells, installs and services microcomputers, microcomputer software products, supplies, accessories and custom designed microcomputer systems. MTM is an authorized direct dealer and value added reseller. The Company also serves as a systems integrator for its clients whereby it integrates into single working systems, a group of hardware and software products from more than 40 major computer vendors, including Hewlett Packard/Compaq Computer Company, IBM Corporation, Dell Computer Corporation, NEC Technologies, Inc., ISS Technology Inc., Citrix Systems, Inc., Cisco Systems, Inc., Canon USA, Inc., Novell, Inc., Microsoft Corporation, 3COM Corporation and Symantec Corporation. In addition, the Company serves as a Managed Service Provider (MSP) providing automated remote network, system and security management solutions and related consulting and engineering to its clients.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information , the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K  (Commission file number: 0-22122) for the fiscal year ended
March 31, 2003.

Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of

America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification:

         Certain of the March 31, 2003 balance sheet and statement of cash flows accounts were reclassified to conform to the current period presentation.


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

      The Company incurred approximately $1,243,000 and $1,177,000 of depreciation and amortization expense for the nine months ended
December 31, 2003 and 2002, respectively.


The following is the summary of property and equipment held by the
Company:

                                              December 31         March 31,
                                                  2003             2003
AT COST
--------
Property and equipment
Furniture and office equipment               $ 2,620,339        $ 2,505,714
Capital lease equipment                        1,183,104          1,183,104
Software and software development costs        5,674,393          5,267,446
Leasehold improvements                           162,799            141,200
                                             -------------------------------
                                               9,640,635          9,097,464
Less accumulated deprecation and amortization  6,644,691          5,401,805
                                             -------------------------------
Net property and equipment                   $ 2,995,944         $3,695,659
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

Impairment of Long-lived Assets:

       The Company identifies and records impairment on long-lived assets, including capitalized software development costs and goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected discounted cash flows. At December 31, 2003, no such impairment existed.

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

       The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the nine months ended December
31, 2003 and 2002 (pro forma effect having been adjusted for income taxes) would approximate the pro forma amounts indicated in the table below (dollars in thousands).


                                                         December 31,
                                                         2003    2002

Net loss - as reported................ . . . . . . .   $  (2,077) (586)
Net loss - pro forma....................... . . . . .     (2,138) (624)
Basic net loss per common share - as reported . . . .      (.44)  (.12)
Diluted net loss per common share - as reported . . .      (.44)  (.12)
Basic net loss per common share - pro forma .  . . . .     (.45)  (.13)
Diluted net loss per common share - pro forma . . . .      (.45)  (.13)

       Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended December 31, 2003 and 2002: risk-free interest rate of 3.0% and 2.8%, respectively; no dividend yield for either period; a volatility factor of the expected market price of the Company's common stock of $1.31 and $0.76, respectively; and an expected life of 4 and 4.6 years, respectively.

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

Per Share Data

       Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. Because of the Company's current capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary.


Bank Covenant

The Company major financing agreement is a $12,000,000 financing facility (the "Financing Facility"). This Financing Facility is comprised of a "floor plan" credit arrangement and a revolving receivable financing arrangement. The Financing Facility is secured by all of the Company's assets other than inventory and accounts receivable financed under other arrangements providing for liens on such inventory and accounts receivable. The Financing Facility was scheduled to expire on January 17, 2004. The Financing Facility has been extended for an additional three-month period. The lender under the financing facility has stated that the it does not intend to renew the Financing Facility at the end of the term of the Financing
Facility, as to extended.  The Company is currently negotiating with the present lender in an attempt to renew the Financing Facility and with other financial institutions for a potential new facility on terms similar to the Company than currently exist under the Financing Facility. No assurance can be given that the Company will be able to
secure a renewal of the Financing Facility or a new   credit facility,
whether comparable to the terms of the Financing Facility or otherwise. The failure to secure a renewal of the Financing fFcility or other replacement facility could adversely affect the Company's financial condition and results of operations.

As of December 31, 2003, the Company did not meet the minimum tangible net worth and the rolling EBITDA results as prescribed by the Financing Facility . The Company has received a letter of forbearance from the lender under the Financing Facility.

Pequot transaction

The Company has entered into a a definitive agreement regarding an investment by Pequot Ventures, the private equity arm of Pequot Capital Management, Inc., a leading investment firm.

The agreement contemplates that the Company will sell to Pequot up to $25 million of convertible preferred stock and warrants in tranches. The initial tranche of $7 million will be in the form of preferred stock, convertible into 3,255,814 shares of MTM common stock and 500,000 warrants with an exercise price of $2.46 per share. The purchase of any or all of the second and later tranches, in an aggregate investment amount of up to $18 million, is solely at Pequot's option.

The proceeds of these financings are intended to provide the Company with funds to support future acquisitions as part of a consolidation strategy in the IT services and consulting sector, and to provide working capital. A portion of the proceeds of the initial Pequot investment will be paid to certain of MTM's current executive officers, in consideration of their cancellation of certain existing rights held by them, their agreement to certain restrictions on the transfer and voting of their MTM common stock and in connection with entering into new employment agreements with the Company containing certain non-competition and non-solicitation provisions.

Segment Information:

       Micros-to-Mainframes, Inc. and subsidiaries act as a single source provider of advanced technology solutions, including design, consulting and communication services. The Company also sells, installs and services microcomputers, microcomputer software products and supplies, accessories and custom designed microcomputer systems. The Company has aggregated its business units into three reportable segments, PIT Corporation also known as Pivot Technologies ("Pivot"), Data.Com ("DCR")and Micros- to-Mainframes ("MTM"). The accounting policies of the segments are the same as those described in the summary of accounting policies. There are no material intersegment revenues.

       Each segment shares facilities, sales and administrative support. Management evaluates performance on gross profits and operating results of the three business segments. Summarized financial information concerning the Company's reportable segments is shown on the following table.

For the nine months ended December 31, 2003
                                                   Consolidated
                         PIVOT      DCR     MTM       Total
                                 (In thousands)
_________________________________________________________________

Revenues:
 Products                        2,577     27,996       30,573
 Services                1,236   4,766      7,333       13,335


Cost of good sold
 Products                         2,525    26,540       29,065
 Services                 388     3,189     5,385        8,962


Gross profit              848     1,629     3,404        5,881

Operating expenses        594     1,278     5,762        7,634

Interest expense           27                 303          330

Other income                                    6            6

Income (loss) from
 operations               227       351    (2,654)      (2,077)


Segment assets          3,807     5,858    15,517       25,182

Capital expenditures      349         4       211          544

Depreciation expense      835        33       387        1,243

For the three months ended December 31, 2003
                                                   Consolidated
                         PIVOT      DCR     MTM       Total
                                 (In thousands)
_________________________________________________________________

Revenues:
 Products                           674     9,948       10,622
 Services                 358     1,128     2,636        4,122


Cost of good sold
 Products                   -       752     9,253       10,005
 Services                  89       787     2,585        3,461


Gross profit              269       263       746        1,278

Operating expenses        208       212     2,179        2,599

Interest expense            6        -        122          128

Other income                                    3            3

Income (loss) from
operations                  55       51    (1,552)      (1,446)


Capital expenditures        84         4       57          145

Depreciation expense       288        12       133         433

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


                           FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements are not guarantees of future performance but, rather, are based on currently available competitive, financial and economic data and management's operating plans and generally are based on best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect,"
"believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:
*       the results our business strategies and future plans of operations,
* whether the Pequot transaction will be consummated, or consummated on the terms set forth in the Pequot purchase agreement,
* our ability to continue to recruit and retain highly skilled scientific, technical, managerial and sales and marketing personnel,
* our ability to find suitable acquisition candidates, to complete such acquisitions and to successfully integrate acquired businesses,
* general economic conditions in the northeast United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
*       our ability to raise additional capital, if and as needed,
* the cost-effectiveness of our product and service development activities,
* political and regulatory matters affecting the industries in which we operate,
* the market acceptance, revenues and profitability of our current and future products and services,
* the extent that our sales network and marketing programs achieve satisfactory response rates, and
* the other risks detailed in this form 10-Q statement and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly report of Form 10-Q , the Comapny's Annual Report on Form 10-K for the year ended March 31, 2003 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.
The forward-looking statements made in this Quarterly Report of Form
10-Q speak only as of the date of this Form 10-Q and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

      Many of the Company's clients are facing challenging economic times. This is creating uncertainty in their ability to pursue technology projects, which had previously been considered of competitive importance. Many companies have laid off portions of their staffs and have reduced investing in their computer systems, and greatly reduced the demand for consulting services in attempts to maintain profitability haves had a direct impact on the Company's revenue.

      The Company presently realizes revenue from client engagements that range from the placement of contract and temporary technical consultants to project assignments that entail the delivery of end-to-end solutions.
These services are primarily provided to the client at hourly rates that are established for each of the Company's employees based upon their skill level, experience and the type of work performed. The Company also provides project management and consulting services, which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services generally are higher than those for professional consulting services. The Company endeavors to expand its revenues by stressing higher margin solution and project management services. The majority of the Company's services are provided under purchase orders. Formal contracts are utilized on more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is believed to be necessary. Contracts, although they normally relate to longer-term and more complex engagements, generally do not obligate the customer to purchase minimum levels of services and are terminable by the customer generally on 60 to 90 days' notice.

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

Revenue Recognition

      The Company derives its revenues from several sources. The Company's segments perform service engineering services, and resale of computers and related products. The Information Technology Services segment also performs project services. The services segment also includes revenue from sales of high-end computer products.

      The Company recognizes revenue in accordance with SAB 101. For all revenue reflected in the financial statements, the revenue recognition criteria were met and, accordingly, no deferred revenue has been recorded.


      The Company recognizes revenue from sales of hardware when the rights and risks of ownership have passed to the customer, which is upon shipment or receipt by the customer, depending on the terms of the sales contract/ purchase order. Revenue from sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all the terms and conditions of the customer contract/ purchase order. Service agreements with customers generally do not extend for more than one year, and are billed periodically as services are performed. Revenue from both products and services is recognized provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Payment arrangements with customers generally do not include specific customer acceptance criteria. For arrangements with multiple deliverables, delivered items are accounted for separately provided that the delivered item has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items.

       The Company periodically receives discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to cost of revenues.

Critical Accounting Policies

    The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates.

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


Software Development Costs

     In accordance with the Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development of software are capitalized and are amortized on a straight-line basis over their estimated useful lives. During the nine months ended December 31, 2003, the Company capitalized $320,000 of software costs in conformity with SOP 98-1.

    We believe that the accounting estimate related to software development costs is a "critical accounting estimate" because: (1) software developed by the Company may be obsolete before the five year expected useful life assumed by management, and (2) the impact of recognizing the asset impairment could have a negative effect to the asset reported on the balance sheet and net income.

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. While such credit losses historically have been within the Company's expectations and the provisions established, the Company could not guarantee that it will continue to experience the same credit loss rates that it has in the past.

        Four customers collectively generated approximately 55.4% of the Company's accounts receivable - trade at December 31, 2003. The largest accounts receivable, representing approximately $3,595,000 or 20.8% of the total accounts receivable, is from a telecommunications company. Another receivable, representing approximately $3,350,000 or 19.3% of the total accounts receivable, was generated in connection with a federally funded project for the Board of Education of Bridgeport, Connecticut. The Company received $1,050,000 on such receivable in January 2004, and has been advised that approximately
$72,000 of $497,000 due under the project has been authorized for payment and the Company expects to receive the balance by March 31, 2004. Two other Company customers each accounted for approximately
7.8% and 7.5%, respectively, of the accounts receivable at December 31, 2003.

The loss of any principal customer may have a material adverse effect on the Company's financial position and results of operations.

Three and Nine Months Ended December 31, 2003, as compared to Three and Nine Months Ended December 31, 2002

The Company had net revenues of approximately $43,908,000 for the nine months ended December 31, 2003(the "2004 Period"), as compared to approximately $44,252,000 for the nine months ended December 31, 2002 (the "2003 Period"). The Company had net revenues of approximately $14,744,000 for the three months ended December 31, 2003 ("Third Quarter 2004"), as compared to approximately $14,188,000 for the three months Ended December 31, 2002 ("Third Quarter 2003"). Product sales were comprised primarily of desktop and turnkey computer components. Services and related product sales included maintenance and consulting services, high-end computer products and sales of the Pivot automated remote network management system and high-end service related product sales.

The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of operations expressed as a percentage of that period's net revenues.




                                      Percentage of Net Revenue

                                Nine months ended    Three Months ended
                                  December 31,        December 31,
                               2003        2002       2003     2002
Products ...............        69.63%    63.88%     72.04%   64.62%
Services and related
  product revenue . .. . .      30.37     36.12      27.96    35.38
Net revenues..............     100.00    100.00     100.00   100.00

Cost of product sold (as a
   % of product revenue)..      95.07     93.32      94.19    93.35
Cost of services provided and
   related products
  (as a % of services and
   related product revenue)...  67.20    63.89       83.94    63.24
Total direct costs (as a % of
         net revenues).......   86.61    82.69       91.33    82.69
Selling, general and
     administrative expenses.   17.39     19.21      17.63    18.61
Income (loss) before
    income taxes. ...... . .   (4.73)    (2.32)     (4.73)    (2.32)
Net (loss) Income............  (4.73)    (1.32)     (4.73)    (1.32)



Revenue by Product and Service

Product sales increased 8.2% or approximately $2,304,000 to $30,573,000 for the 2004 Period from $28,269,000 for the 2003 Period. In the Third Quarter 2004, product sales increased 16% or approximately $1,453,000 to $10,622,000 from $9,168,000 in the Third Quarter 2003. A decision by one of the company's major customers to upgrade its computer system led to the increase in product hardware sales. On a going forward basis, there is no assurance that such increases will continue. Such increases are not considered the trend of the current IT market.

Services and service related sales decreased 17% or approximately $2,648,000 to $13,335,000 for the 2004 Period from $15,983,000 for the
2003 Period; a decrease of 18% or approximately $898,000 to $4,122,000 for the Third Quarter 2004 from $5,020,000 for the Third Quarter 2003. This decrease resulted primarily from a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy. This reduction had a direct impact on the Company's revenue. Given these conditions, the Company's strategy is to aggressively pursue higher margin service revenue, avoid sales with low margins, and concentrate in the service end of the business.

Gross Profit

      Gross profit is the difference between net revenues from product sales and cost of products sold. Cost of products sold includes the direct costs of products sold and freight expenses, offset by rebates from manufacturers. The gross profit decreased by 1.7% in the 2004 Period and by 0.8% in the Third Quarter 2004 from the prior year's comparable period and quarter. The Company in the 2004 Period and Third Quarter 2004, the Company recorded approximately $4 million in low profit hardware business from one of its customer. The decrease in gross profit margins also due to the competitive market, which had an adverse impact on selling prices of both hardware and services revenue.

     The cost of services and related product revenue includes the personnel costs associated with providing technical services along with the products and parts related to the service contract. Gross profit decreased by 3.3% for the 2004 Period and decreased by 20.7% in the Third Quarter 2004 from the prior year's comparable period and quarter. The 2004 Period decrease in gross profit margins from service sales primarily resulted from a decrease in the use of outside contractors to perform certain services and the increased use of the Company's technical and engineering staff. The Company expects to continue hiring additional professional technicians and engineers for its consulting and service business in order to meet the expected demand in the outsourcing and services business for the coming year and will continue to lower its dependency on third party service subcontractors in the future. To the extent necessary, the Company will continue to use subcontractors.

    The Company continues to face competitive market pressures, which impact its gross profit . The Company currently faces a number of adverse business conditions, including price and gross margin pressures, market consolidation and a slow down in the general U.S. economy. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain microcomputer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross margins for many microcomputer distributors, including the Company, and may result in a reduction in existing vendor subsidies in the future. The Company believes that these current conditions, which are forcing certain of the Company's direct competitors out of business, may present the Company with opportunities to expand its business. There can be no assurance, however, that the Company will be able to continue to compete effectively in this industry, given the intense price reductions and competition currently existing in the microcomputer industry.

Selling and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were approximately $7,634,000 in the 2004 Period as compared to approximately $8,502,000 in the 2003 Period and approximately $2,599,000 for the Third Quarter 2004 compared to approximately $2,640,000 for the Third Quarter 2003. This represented a decrease of approximately 10.2% for SG&A during the 2004 Period as compared to the 2003 Period and a decrease of approximately 1.6% during the Third Quarter 2004 as compared to the Third Quarter 2003. The decreases between the period and quarter primarily are due to the general reduction of payroll, payroll taxes and employee benefits resulting from employee layoffs during the 2004 Period.


Other Income and Interest Expense


    Other income was approximately $6,000 in the 2004 Period as compared to approximately $36,000 in the 2003 Period. In the Third Quarter 2004, other income was approximately $2,000 as compared to approximately $2,000 in the Third Quarter 2003. Interest expense increased to approximately $330,000 in the 2004 Period from approximately $220,000 in the 2003 Period and to approximately $129,000 in the Third Quarter 2004 from approximately $65,000 in the Third Quarter 2003. The increases in interest expense resulted from increased borrowing levels and an increase in the interest rate borrowing to 10% in the 2004 Period and Third Quarter 2004 from 3.75% in the prior year's period and quarter.


Income Taxes

       The effective income tax rate for the 2004 Period and 2004
Quarter was 0%. The effective tax rate was approximately 43% for the 2003 Period and 23% in Third Quarter.

Net Income and Loss

   As a result of the foregoing, the Company had a net loss of approximately $2,077,000 in the 2004 Period compared to a net loss of approximately $1,026,000 in the 2003 Period. The Company incurred a $1,446,000 net loss in the Third Quarter 2004 as compared to net loss of approximately $189,000 for the Third Quarter 2002. The basic and diluted loss per share was $0.44 in the 2004 Period, as compared to net loss per share of $0.12 for the 2003 Period. The basic and diluted net loss per share was $0.31 for the Third Quarter 2004 as compared to $0.04 net income per share in the Third Quarter 2003.

Recently Issued Accounting Standard

      On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.142,"Goodwill and Intangible Assets." SFAS No.142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangible assets.

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."

This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company evaluates multiple element arrangements in accordance with this EITF guideline for all new arrangements into which it enters.

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

Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows. The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                       December 31,        March 31,
                                           2003            2003
                                          (Dollars in thousands,
                                         except current ratio data)

Cash and cash equivalents...............  $    50        $   118
Working capital ......................... $ 4,729        $ 6,256
Current ratio ..........................   1.34:1         1.65:1
Secured notes payable ..................  $ 6,868        $ 4,766
Working capital lines available.......... $ 2,930        $10,201

     The Company had working capital of approximately $4,729,000 as of December 31, 2003, representing a decrease of approximately $1,527,000 from March 31, 2003.

For the nine months ended December 31, 2003, the Company met its cash requirements primarily from an increased use of its bank line. The cash was used to finance its accounts receivable, which increased to approximately $16,340,000 from $13,460,000. The Company's largest customer is a telecommunications company, which represented approximately $3,595,000 or 20.8% of the Company's accounts receivable. The second largest customer is a federal government funded City Board of Education, which represented approximately $3,350,000, or 19.3% of the Company's trade receivables in the nine months ended December 31, 2003. While the federally funded program was has been reviewed and approved, the normal funding process has been delayed.

      During the period ending December 31, 2003, the Company had net cash used in operating activities of approximately $2,515,000, consisting primarily of an increase in accounts receivable of approximately $2,880,000, increase in inventory approximately $231,000 and an operating loss of $2,077,000. This cash shortfall was offset by an increase in payables and accrued expenses of $1,316,000, and a decrease in prepaid expenses and other current assets of approximately $155,000.

      The Company reported net cash used in investing activities of approximately $543,000 consisting of the acquisition of property and equipment of approximately $168,000, and approximately $375,000 from costs incurred in the development of computer software and network infrastructure in its newly leased office space in New York City.

	The Company reported an approximate $2,989,000 increase in its net cash provided by financing activities in the nine months ended December 31, 2003. This increase is primarily related to $2,103,000 in borrowings from financing facilities and a $1,168,000 increase in inventory financing, offset by payment of a $282,000 capital lease obligation.

     As a result of the foregoing, the Company incurred a net decrease in cash of approximately $68,000.

      The Company has entered into two separate credit agreements with two finance companies.

       The first agreement is a $12,000,000 financing facility (the "Financing Facility"). This Financing Facility is comprised of a "floor plan" credit arrangement and a revolving receivable financing arrangement. The Financing Facility is secured by all of the Company's assets other than inventory and accounts receivable financed under other arrangements providing for liens on such inventory and accounts receivable. This Financing Facility was scheduled to expire on January 17, 2004. The Company has extended three-month from the lender stating the lender's intention not to renew the Financing Facility at the end of the term of the Financing Facility. The Company is currently negotiating with the present lender in an attempt to renew the Financing Facility and with other financial institutions for a potential new facility on terms similar or more beneficial to the Company than currently exist under the Financing Facility. No assurance can be given that the Company will be able to secure a renewal of the Financing Facility or a new credit facility, whether comparable to the terms of the Financing Facility or otherwise. The failure to secure a renewal or other credit facility could adversely affect the Company's financial condition and results of operations.

       The second credit agreement is a $1,300,000 floor plan arrangement that also is secured by the Company's assets other than inventory and accounts receivable financed under other arrangements providing for liens on such inventory and accounts receivable. This floor-plan arrangement (along with the "floor plan" arrangement under the Financing Facility) generally allows the Company to borrow funds for inventory purchases for periods of 30 days interest free. Interest is charged to the Company only after the due date provided. The floor plan financing arrangement under the Financing Facility, does not contain covenants requiring the Company to maintain specified tangible net worth and other financial ratios. The Company was not in compliance with all the terms within the floor plan finance agreement as of December 31, 2003. The Company did not meet the minimum tangible net worth and the rolling EBITDA results as prescribed by the bank covenant. The Company has received a letter of forbearance from its bank. At default, the bank borrowing rate is 10%.

     The borrowing interest rate on the revolving receivables financing loan is a per annum rate of one half of one percentage point (0.5%) below the base rate. In the event that the loan amount is in excess of the eligible collateral, the per annum rate is four percentage points above the base rate (4.00%), and the financing company may charge the Company 0.0075% on the over advance amount. The base rate is the prime rate as listed in The Wall Street Journal. The Company's loan balance is $1,475,117 at the borrowing rate of 3.5% and $5,393,167 on the loan at a borrowing rate of 10.00% as of December 31, 2003. The total outstanding amount due under the floor plan lines was $3,501,367 as of December 31, 2003.

      The Company's total outstanding debt under the revolving receivable financing facility was $6,868,284 and $4,765,637 at December 31, 2003 and March 31, 2003, respectively. The Company is charged a facility management fee of $40,000 per annum for this financing facility.


      The Company's current ratio decreased to 1.34:1 at December 31, 2003 from 1.65:1 at March 31, 2003.

     The results of the Quarter will put the Company in violation of certain loan agreement covenants. The Company has received a letter of forbearance from its bank.

     The Company has signed a definitive agreement regarding an investment by Pequot Ventures, the private equity arm of Pequot Capital Management, Inc., The agreement contemplates that the Company will sell to Pequot up to $25 million of convertible preferred stock and warrants in tranches. The initial tranche of $7 million will be in the form of preferred stock, convertible into 3,255,813 shares of MTM common stock at a conversion price of $2.15 per share, and 500,000 warrants with an exercise price of $2.46 per share. The purchase of any or all of the second and later tranches, in an aggregate investment amount of up to $18 million, is solely at Pequot's option. The proceeds of these financings are intended to provide the Company with, among other things, funds to support future acquisitions as part of a consolidation strategy in the IT services and consulting sector, and to provide working capital. A portion of the proceeds of the initial Pequot investment will be paid to certain of MTM's current executive officers, in consideration of their cancellation of certain existing rights held by them, their agreement to certain restrictions on the transfer and voting of their MTM common stock and in connection with entering into new employment agreements with the Company containing certain non-competition and non-solicitation provisions.

     The Company's sources of liquidity include, but are not limited to, funds from operations and funds available under the two aforementioned credit facilities. Its capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company's existing business base; the success, timing and amounts of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. Therefore the Company believes that it has the financial resources to meet its future business requirements through the next twelve months.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

  Not applicable


Item 4. Controls and Procedures

       The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered on this Quarterly Report on Form 10-Q. Based on the evaluation, these officers concluded the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.


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

Exhibits

   31.1 Certification of Howard A. Pavony pursuant to Exchange Act Rule 13a-14(a) promulgated under the Exchange Act.

   31.2 Certification of Steven H. Rothman pursuant to Exchange Act Rule 13a-14(a) promulgated under the Exchange Act.

   32.1 Certification of Howard A. Pavony pursuant to Exchange Act Rule 13a-14(b) promulgated under the Exchange Act.

   32.2 Certification of Steven H Rothman pursuant to Exchange Act Rule 13a-14(b) promulgated under the Exchange Act

 (b) The Registrant filed Current Reports, Form 8-K on November 26,2003 and February 6, 2004.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    MICROS-TO-MAINFRAMES, INC.




Date :  February 12, 2004             By: /s/ Howard A. Pavony
                                      Howard A. Pavony
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)



Date :  February 12, 2004             By: /s/ Steven H. Rothman
                                      Steven H. Rothman
                                      Chief Financial Officer
                                      Chairman of the Board
                                      of Directors
                                      (Principal Financial and
                                      Accounting Officer)