Form 10-K
period 2004-03-31
MTM Technologies, Inc.
filed 2004-06-29
CIK 906282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-22122

MTM Technologies, Inc.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3354896 (I.R.S. Employer Identification No.)

614 Corporate Way Valley Cottage, New York (Address of principal executive offices)	10989 (Zip Code)

Registrant’s telephone number, including area code: (845) 268-5000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer.Yes ☐ No ☒

The aggregate market value of the 3,157,235 shares of voting and non-voting common equity stock held by non-affiliates (all shareholders other than directors, executive officers and 5% or greater shareholders) of the registrant was $4,230,695, as of September 30, 2003, based on the average bid and asked prices of the registrant’s common stock on such date of $1.34 per share, as reported by The Nasdaq Stock Market, Inc.

There were a total of 4,723,052 shares of the registrant’s common stock outstanding as of June 28, 2004.

Documents Incorporated by Reference

None

Introductory Comment - Terminology

Throughout this Annual Report on Form 10-K, the terms the “we,” “us,” “our” and “our company” refers to MTM Technologies, Inc. (formerly, Micros-to-Mainframes, Inc.) (“MTM”) and, unless the context indicates otherwise, includes, on a consolidated basis, MTM’s wholly-owned subsidiaries, Pivot Technologies, Inc. (“PTI”), MTM Advanced Technology, Inc. (“MTM Advanced”) and Data.Com Results, Inc. (“DCR”).

Introductory Comment - Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Form 10-K generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	the market acceptance, revenues and profitability of our current and future products and services;
•	our ability to acquire additional companies and ability to successfully integrate such acquirees, if any, into our operations;
•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate;
•	the competitive environments within the industries in which we operate;
•	our ability to raise additional capital, if and as needed;
•	the cost-effectiveness of our product and service development activities;
•	the extent that our sales network and marketing programs achieve satisfactory response rates;
•	political and regulatory matters affecting the industries in which we operate; and
•	the other risks detailed in this Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

Item 1.	Description of Business.

We are a leading computer and communications technology management company providing IT networking and data center services, including storage, security and messaging solutions. We serve as a single source provider of advanced technology solutions to divisions of large corporations, mid-size companies, municipalities and educational institutions. We provide our clients with a suite of outsourced support services, including network and mainframe connectivity consulting; remote network monitoring and management; network and system diagnostics, product maintenance and support, training, and product procurement solutions. In addition, we provide a total solution to our clients by delivering systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of wide area networks (“WAN’s”), local area networks (“LANs”), wireless network solutions and provide computer hardware and software products. We provide our remote network solutions by utilizing out proprietary solution which we market as Pivot Technology.

Business Strategy

There is a rapidly growing trend of companies outsourcing their computer services requirements. This entails a client company obtaining all or a portion of its data processing requirements from a solution provider, such as us, that specializes in the computer service, product or application required by the client. Our strategy is to offer these companies a selective outsourced infrastructure solution at competitive price points. We are focusing on developing our higher margin recurring service offerings, while maintaining expense control and improving our balance sheet. These services include our outsourced support services; contract programming, network consulting, network management and monitoring, security solutions, collaboration solutions focused primarily on Microsoft Exchange, data storage (including disaster recovery and data back-up) and IT staff leasing. Since 1991, we have evolved to become a provider of IT professional services and IT managed solutions. We are focusing our current marketing efforts in accelerating growth in such areas. Services account for approximately 25% of our revenues for the fiscal year ended March 31, 2004 (“Fiscal 2004”), a small portion of these revenues is derived from maintenance and repair services.

Acquisition Program

On May 20, 2004, our shareholders approved an investment of up to $25 million by Pequot Ventures (“Pequot”), the private equity arm of Pequot Capital Management, Inc., a leading investment firm. On May 21, 2004 we completed an initial $7 million investment from Pequot. We intend to use these funds to execute a growth through acquisition strategy, as well as for working capital needs. We believe that there is an opportunity to consolidate similar businesses throughout the United States. We will focus our acquisition strategy on businesses providing networking, messaging, storage and security solutions. The acquisition targets will include companies providing IT services and products, as well as certain managed solutions.

We intend to seek acquisitions to enhance our current service offerings and extend our geographic presence. We seek to identify businesses which will add technical expertise and service offerings, customers, sales capabilities and/or geographic coverage while generating a positive rate of return on investment. Furthermore, we intend to capitalize on the business practices of acquired companies that we believe will best maintain our competitive advantage and ensure ongoing delivery of high quality IT solutions to our customers. The acquisition candidates we review can be large, and their acquisition by us could have a significant and lasting impact on our business.

Business Services

We are a leading computer and communications technology management company providing IT networking and data center services, including storage, security and messaging solutions. We serve as a single source provider of advanced technology solutions to our clients, which consist of divisions of Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipalities and educational institutions in the tri-state, New York City metropolitan area.

Managed Services

We provide our clients with a suite of managed services through the use of our proprietary network management and monitoring software system, Pivot Technology. We provide our clients with automated remote network, system and security management solutions and related consulting and engineering services. The Pivot Technology tool set is a combination of our proprietary network management and monitoring software and third party licensed software. We provide our managed services through our corporate network operations center and our field consulting staff.

Consulting and Outsourced Support Solutions

In addition to offering managed services, we deliver a total solution to our clients by providing systems design, installation, consulting, maintenance and integration of network computer products, including network analysis, design and implementation for wide area networks (“WAN’s”), local area networks (“LANs”) and wireless networks and network service management, systems configuration, physical installation, software loading, application training, continuing education, maintenance and repair services. The computer industry is characterized by numerous hardware systems that utilize different and often incompatible standards for hardware and software. We have the capability to design systems and support services, which include products or components manufactured by numerous manufacturers that address most applicable industry standards.

Our outsourced support solutions include network and mainframe consulting, network management, systems and network diagnostics, network training and consulting and videoconferencing. Our clients have access to our consulting services for LAN, WAN, broadband and wireless planning, detailed systems design, gateway (a device which allows computer users to access data from networks to the mainframes or by telephone), bridge (a device which allows computer users to communicate between networks and provides an expansion route for the existing network) and security/disaster recovery. These solutions provide our clients with the ability to outsource virtually all of their support requirements with one company for a wide variety of their computer infrastructure and software needs. These services generally provide our clients with access via an 800-telephone call to person-to-person support services administered by a staff of highly trained support engineers in our Advanced Technology Group. There are presently 106 technical support persons working in this area. This group is responsible for systems design and the implementation of technology and the management of advanced technology projects including LANs, WANs and data communications problem solving for clients.

We also sell, install and service network computers, computer software products, supplies, accessories and custom designed computer systems. We are an authorized direct dealer and value added reseller. We also serve as a systems integrator, by integrating into a single working system a group of hardware and software products from more than 40 major computer vendors, including Hewlett-Packard Company, IBM Corporation, Microsoft Corporation, Cisco Systems, Inc., Dell Computer Corporation, NEC Technologies, Inc., ISS Technology Inc., Citrix Systems, Inc., Novell, Inc., 3COM Corporation and Symantec Corporation.

Network and Mainframe Connectivity. Our staff of networking consultants offer a high level of expertise at all levels of computer technology to provide management information services (“MIS”) departments with consulting services ranging from connectivity to enhancements, feasibility and implementation. These services address critical issues such as performance, reliability and compatibility with proven strategies and products. We offer research and planning insight at all levels of information flow from mainframes to desktop computers and within each system. These consulting services provide clients with access to a variety of options in designing and maintaining systems.

Our Advanced Technology Group seeks to serve customers’ increasing communications requirements, including their need to share data and resources using LANs and WANs. We offer an array of connectivity services, including LAN and WAN system design and configuration, videoconferencing consulting, user training and installation. In addition, we have established a connectivity and communication laboratory in our executive offices. This state-of-the-art facility provides a multi-vendor environment to test connectivity networks, create multi-vendor LANs and WANs and solution prototypes, perform feasibility studies, perform pre-release and new connectivity product testing, perform product compatibility testing, product bulletproofing, procedures development, product evaluation and optimization, replication, diagnosis and solution of service problems and to generally provide a basis to address support issues. Our lab features several different LAN and WAN operating systems for the entire spectrum of computer sizes from such manufacturers as Microsoft Corporation, Novell, Inc., IBM Corporation, Citrix Systems, Inc., Hewlett-Packard Company and Cisco Systems, Inc.

Network Management and Fine-Tuning. Our Advanced Technology Group provides services designed to resolve complex network and data communications management issues for clients with existing multiple networks and/or sites currently utilizing communication servers, gateways to host computers and bridges linking multiple servers. These services include network security planning and implementation, data integrity and redundancy, network fine-tuning and auditing, performance testing, evaluation and optimization, corporate electronic mail and site management. Pivot Technology, our proprietary network management and monitoring software, provides automated remote network services, security, and systems monitoring and management on both a proactive and reactive basis.

Diagnostics. We ship one of our trouble-shooting tools (e.g., HP Advisor, Novell LANalyzer or Network Analyzer) to a client to allow dial-in access for trouble-shooting network hardware and software related problems. By displaying and capturing network traffic, our experienced systems engineers can analyze and determine the network problem. In addition, through a remote dial-in system, our systems engineers can access a client’s network problems. Diagnostics is also provided utilizing the Pivot Technology remote network management system.

Network Training and Consulting. Our Advanced Technology Group provides our clients and their corporate management, as well as its own engineering and sales personnel, with technical support and training. Our support engineers have generally been trained by major computer vendors and receive additional training from courses given by computer vendors, as well as by our internal staff, on an as needed basis and also in order to maintain their certifications with their respective vendors. We offer comprehensive training sessions for our customers featuring instruction by manufacturer-trained customer support representatives. This department assists in post-sale customer inquiries and network consultation and support via a toll-free 800 telephone number. We also offer customer-training seminars for various computer hardware and software products at our facilities and at customer sites.

Support Services. Our support services include a wide range of services designed for our customers’ corporate planners and management needing a single source for technical support issues, such as LANs and WANs, gateways, routers, bridges, system conversion planning, hardware and software specifications, database and database server development and implementation, videoconferencing, disaster recovery, network system management and security monitoring and management.

Database. We have access to state-of-the-art technical databases, which provide us with information concerning technological advances from major vendors. This assists us in trouble-shooting as we receive up-to-date product information from a wide variety of vendors. We have either been licensed, contracted or authorized to use Novell’s technical database which Novell engineers use for research and network diagnosis, as well as technical information from IBM Corporation, Hewlett-Packard Company, Cisco Systems, Inc., Microsoft Corporation, NEC Corporation, 3COM Corporation and Fore Systems, Inc. These databases provide us with technological advances from major vendors as soon as the information is published. These, in turn, allow us flexibility to shift rapidly to vendors whose products are expected to increase in demand as a result of technological advances.

Other Services

In addition to managed services and consulting and outsourced support services, we also supply third party computer hardware and software products, software maintenance and technical support. We market computers, printers, displays, video conferencing products, LAN and WAN products, plotters, software and other peripheral products.

We are an authorized sales and service dealership of computer equipment and related products supplied primarily by major manufacturers, including, but not limited to, Hewlett-Packard Company, IBM Corporation, Microsoft Corporation, Cisco Systems, Inc., Dell Computer Corporation, NEC Technologies, Inc., ISS Technology Inc., Citrix Systems, Inc., Canon USA, Inc., Novell, Inc., 3COM Corporation and Symantec Corporation. We also purchase certain products from distributors selling to other dealers at prices generally lower than we could obtain directly from suppliers. We also obtain products from a number of suppliers, including independent distributors, on an individual purchase order basis rather than through dealership agreements. We also will order specific products from other manufacturers to satisfy a particular customer requirement. We regularly evaluate new products, both internally and through evaluations with our customers.

Our experienced support engineers provide product support to resolve specific operating system and application problems. Our toll-free 800-telephone support line can be used for such problems as application software, installation assistance, error message handling or shared device problems. The applications supported include spreadsheets, word processing packages, communications, network operating systems, graphics, databases and various utilities. We provide our clients with instant access to the latest product support resources for known problems and resolutions, updates and release information.

We offer contracts to our customers for both on-site and off-site complete product maintenance and repair services. These maintenance contracts generally provide for us to maintain computer equipment at the customer’s location during regular business hours. Most maintenance contracts are renewable annually. In addition, we provide authorized warranty service and repair for equipment sold by us and by others. The service department fulfills warranty requirements and offers extended maintenance and repair agreements after the expiration of manufacturers’ warranties. The service department maintains a parts inventory for the products distributed by us and is staffed by manufacturer-certified field engineers.

We entered into a Master Services Agreement (the “Services Agreement”) with Dell Marketing L.P. (“Dell”) on April 15, 1999 to become a designated Dell installation service provider. Under the Services Agreement, we became a Dell’s subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Services Agreement is currently automatically renewable for additional one-year terms on each expiration date unless either party gives a written notice of termination at least one hundred twenty days prior to the expiration date of the then current term.

Industry

The network computer industry has become a multi-billion dollar industry since its development in the late 1970’s. Today, industry participants face intense competition, the challenge of constant technological advancement and the ongoing need for business process optimization. Companies are turning to IT solutions to compete more effectively. As a result, the ability of solutions providers to integrate and align information technologies with new business objectives has become critical for survival.

Although many companies have recognized the importance of optimizing IT systems and products to support business processes in competing in today’s challenging climate, the process of designing, developing and implementing IT solutions has become increasingly complex. With the prevailing economic conditions, many customers have nonetheless elected to defer updating their IT system as well as failing to reinvest in their computer infrastructures. The deferral of critical projects has had a direct effect on our recent financial performance. Many of our clients have reduced their IT staff and do not plan to increase the staff as their business improves. Clients are seeking to supplement their existing IT staff through the use of selective outsourcing of IT functions. We believe that as our clients’ financial prospects improve that they will continue to challenge their IT staff to cost effectively manage their IT infrastructure through the use of selective outsourcing. We believe that we have developed middle market outsourcing solutions that will be in demand as the economy improves and that the execution of a growth by acquisition strategy will position us to meet our clients growing demand for our solutions.

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

We believe the strongest demand for our IT services is among companies which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives. These companies often rely on IT service providers to help implement and manage their systems. However, many of these companies rely on multiple providers for their IT needs. Generally, we believe that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies’ needs.

These companies purchase computer solutions from a number of sources, including manufacturer authorized dealers and value-added resellers, such as us, retail stores and, with increasing importance, directly from manufacturers through direct telemarketing and mail order organizations. Direct sales have benefitted from users becoming more computer literate, the emergence of industry standards and increased inter-changeability of peripherals. As a result of the foregoing, the value added reseller channel is currently undergoing additional market segmentation into solutions providers such as us, which offer one-stop total solution for outsourcing of a client’s IT needs.

Our support services include a wide range of services designed for our customers’ corporate planners and management needing a single source for technical support issues, such as LANs and WANs, gateways, routers, bridges, system conversion planning, hardware and software specifications, database and database server development and implementation, videoconferencing, disaster recovery, network system management and security monitoring and management.

The outsourcing of computer solutions is a rapidly growing trend in which a client company obtains all or a portion of its data processing requirements from a systems integrator, such as us, that specializes in the computer service, product or application required by the client.

We believe that it is generally more cost-effective and more efficient for our clients to purchase outsourcing services from us than for them to provide equivalent services by hiring their own service and support personnel.

Sales and Marketing

Our marketing efforts are focused on divisions of Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipalities and educational institutions. We have recently begun to increase our focus on the mid-tier corporate market. Except for major corporate accounts, these customers generally do not have internal computer support personnel. We believe that the increasing complexity of computer systems, increased usage of computers in the workplace and the trend toward network interconnecting will cause business and institutional customers to require significant levels of outsourced customer support services, such as those provided by us. We believe that these customers are increasingly relying on their dealers and suppliers to provide, in addition to competitive pricing, a one-stop solution-based approach to their data processing requirements. We use such an approach, which addresses purchasing, compatibility, maintenance, support, training and obsolescence.

We have approximately 290 active clients. Our customers are diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution, law and accounting firms as well as municipalities and educational institutions. For the years ended March 31, 2004, 2003 and 2002, approximately 34%, 18% and 12% of our revenue was from one customer, Verizon Wireless. We entered into a three-year desktop maintenance and support contract with Verizon Wireless, which expires in April 2005 and is renewable on an annual basis thereafter. For the years ended March 31, 2004, 2003, and 2002 approximately 10%, 12%, and 12%, respectively, of our total revenues were derived from sales to UBS/PaineWebber, Incorporated. Even though our agreement with UBS/ PaineWebber terminated on February 28, 1998, we are continuing to do business with UBS/ PaineWebber on generally the same terms as the expired agreement. We are continuing our efforts to negotiate a new agreement with UBS/ PaineWebber. In any event, sales to Verizon Wireless and USB/PaineWebber are negotiated on a case-by-case basis. Although our customer base has increased, the loss either of Verizon Wireless or USB/PaineWebber could be expected to have a material adverse effect on our financial condition and results of operations.

As of May 31, 2004, we employed 23 salespersons, sales assistants and marketing persons who are paid salaries, commissions and/or a combination of both. Our sales executives regularly call on management at companies seeking solutions for their computer problems. While our marketing activities are focused on Fortune 2000 corporations located in the tri-state New York City metropolitan area and throughout New England, we have begun to change our focus to middle market corporations (generally those with $50 million to $1 billion in revenues) and divisions of large companies. We also sell our products and services to branch offices of our customers throughout the United States. We rely on customer referrals from our major suppliers and manufacturers who often receive requests for a systems integrator to design and install their systems.

Our sales executives generally participate in weekly training concerning various topics, including product knowledge, industry information and sales techniques. Our ability to successfully expand our business will depend, in part, on its ability to attract, hire and retain highly skilled and motivated marketing and sales personnel, of which there can be no assurance.

We also makes joint sales presentations with certain of our major suppliers to existing and prospective customers. Certain of these suppliers’ customer fulfillment option programs allow customers who purchase directly from the supplier to apply purchases from us to their purchase obligations under those agreements. As a result, these customers have the flexibility of purchasing products from us to take advantage of our added services and our ability to integrate multiple manufacturers’ products. Most major manufacturers have instituted either a moratorium or a selective authorization procedure on the approval of additional authorized dealership locations. While in effect, such policies may preclude us and certain of our competitors from becoming authorized dealers for new vendors.

Suppliers

We purchase computers and related products directly from numerous suppliers as either an authorized dealer or a value added reseller. We have entered into authorization agreements with our major suppliers. Typically, these agreements provide that we have been appointed, on a non-exclusive basis, as an authorized dealer and systems integrator of specified products of the supplier at specified locations. Most of the authorization agreements provide that the supplier may terminate the agreement with or without cause upon 30 to 90 days notice or immediately upon the occurrence of certain events. In addition, although each agreement is generally subject to renewal on an annual basis, there can be no assurance that such agreements will be renewed. We believe that our relationships with our major suppliers are good.

Sales of Hewlett-Packard Company products accounted for approximately 40%, 42%, and 49% of our product sales for the years ended March 31, 2004, 2003 and 2002, respectively. Sales of Dell Computer Corporation products accounted for approximately 23%, 26% and 14% of our product sales for the years ended March 31, 2004, 2003 and 2002, respectively. No other supplier’s products accounted for 10% or more of our product sales for the years ended March 31, 2004, 2003 and 2002. Substantially all of our hardware products, with the exception of Dell products, were purchased through distributors. Our primary distributor suppliers are Ingram Micro, Inc. and Tech Data Corporation. We do not believe that a termination of any individual supplier or distributor agreement, other than our agreements with Hewlett-Packard Company and Dell Computer Corporation, would have a material adverse effect on us.

Our future results of operations are dependent upon continued demand for computer products. Distributors and integrators in the computer industry currently face a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. During the past five years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain computer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross margins for many computer distributors and may result in a reduction in existing vendor subsidies. We believe that these current conditions, which are forcing certain of our direct competitors out of business, may present us with opportunities to expand our business. There can be no assurance, however, that we will be able to continue to compete effectively in this industry.

Pursuant to the terms of most of our authorized dealership agreements, we furnish firm purchase orders 30 to 90 days in advance of shipment. Under the terms of these agreements, we are generally liable for up to a 5% restocking fee to many manufacturers and suppliers for the return of previously received merchandise. We have not experienced any significant cancellation penalties or restocking fees to date.

We receive certain discretionary cost subsidies, typical for the industry, from certain major suppliers to promote sales and support activities relating to their products. We have used these funds to subsidize marketing, advertising and our connectivity and communication laboratory.

Our suppliers permit us to pass through to its customers all warranties and return policies applicable to the suppliers’ products. To date, we have experienced few returns of product and have been reimbursed by the suppliers for most warranty work done for its customers. All service work after the expiration of the warranty period is at the customer’s expense. We offer service contracts of varying lengths under which we agree to be responsible for all service costs for a fixed term in exchange for a set fee paid by the customer.

Software and other related products are purchased from numerous industry suppliers. As is customary, we do not have any long-term agreements or commitments with these suppliers, because competitive sources of supply are generally available for such products.

In response to discounted pricing by certain computer manufacturers, all major CPU hardware suppliers have instituted aggressive price reductions. The heightened price competition among hardware suppliers has resulted in declining gross margins for many computer resellers. Although discounted prices have enabled us to increase our sales volume of products during the year ended March 31, 2004 from the prior year, it has resulted in lower gross margins for some of our product lines.

We entered into a Program Agreement with Ingram as of December 5, 1997. Either party may terminate such agreement with or without cause upon thirty (30) days prior notice. Pursuant to the agreement, Ingram provides a supplemental program to provide us (and other similarly situated companies contracting with Ingram) with services designed to assist the reseller in marketing and distributing Ingram’s products. We also agreed to name Ingram as our primary supplier and to purchase from Ingram at least 65% of our total product purchased from wholesale distributors. No assurance can be given that such agreement will not be terminated by Ingram.

Our agreement with Tech Data was for a one year term commencing January 15, 1997, subject to an automatic three month renewals. Such agreement was terminable upon 30 day prior notice. Even though the term has expired, we continue to conduct business with Tech Data on substantially the same terms as the original agreement. The agreement generally sets forth the price to be charged for purchases based on a percentage above a stated cost to Tech Data. Even though we have no reason to believe that Tech Data will not continue to do business on substantially similar terms as provided in the agreement, no assurance thereof can be given that this arrangement will continue in the future.

We entered into a Service Agreement with Dell on April 15, 1999. Under the Service Agreement, we became a Dell subcontractor for the purpose of providing certain services to Dell customers, including, among other things, installation services for workstations, desktops and notebooks, systems upgrades, customer orientation and virus checks in exchange for a fee to be paid by Dell for such services. The Service Agreement is for a three year term, or unless otherwise terminated pursuant to the Service Agreement, and is automatically renewed for additional one year terms on each expiration date unless a written notice of termination is given by either party at least 120 days’ prior to the expiration date of the then current term.

Competition

The computer market is highly competitive. We are in direct competition with local, regional and national distributors of computer products and related services. Several of these competitors offer most of the same basic products as we do. We compete with other resellers and believe that our prices and delivery terms are competitive. Many competitors may sell their products at lower prices than we do, but we believe that such parties generally do not offer the same range of support services after installation of equipment that we offer to our customers.

In addition, the tri-state New York City Metropolitan area and New England, to which we market our products and services, are particularly characterized by highly discounted pricing on computer products from various sources of competition. We face competition from computer suppliers that sell their products through direct sales forces and from manufacturers and distributors that emphasize mail order and telemarketing.

Depending on the customer, the principal areas of competition may include price, pre-sales and post-sales technical support and service, availability of inventory and breadth of product line. We have an insignificant market share of sales in the computer industry and the service markets which we serve. Certain of our competitors at the regional and national level are substantially larger, have more personnel, have materially greater financial and marketing resources than us and operate within a larger geographic area than do we.

We believe that we will continue to be able to compete effectively against our various competitors by combining fair pricing with a wide range of customer support services designed to provide our customers with high-end technological services, multi-vendor technical support, maintenance of their computer product needs, a dedicated, trained staff of salespersons and technicians, complete solutions for single user, multi-user or network systems and specialized vertical market software.

We believe that our backlog of unfilled customer orders is not material.

Proprietary Information

We do not hold any patents, but have several trademarks and service marks related to our Pivot Technology operations. We also may affix copyright notices on our support service, training and service manuals. While such protection may become important to use, it is not considered essential to the success of our business. We rely on the know-how, experience and capabilities of our management, sales and service personnel. We require some of our employees to sign confidentiality or non-competition agreements.

Employees

As of May 31, 2004, we employed 151 persons, all but six of whom are full-time personnel. Of these employees, five were in management, 23 were in sales and marketing, 106 were in technical support, two were in distribution, eight were in finance and seven were in administration. None of our personnel are represented by a union and we consider our employee relations to be good.

Incorporation

We were incorporated on May 12, 1986 in the State of New York.

Item 2.	Properties.

Our principal executive offices are currently located at 614 Corporate Way, Valley Cottage, New York. We occupy approximately 11,000 square feet at this location, which also serves as one of our customer services and support and warehouse facilities. Our connectivity and communication lab is also located at this location. The lease for this location expires in August 2004. The monthly base rent for this location is approximately $10,700. We do not intend to renew the lease for this location at the expiration of the lease term.

We also occupy approximately 4,800 square feet of office space at 245 Fifth Avenue, New York, New York under a lease expiring in April 2009. The monthly base rent for this facility is approximately $12,000. We use this facility primarily for sales and marketing.

We lease approximately 8,100 square feet of office and warehouse space in Rocky Hill, Connecticut. The monthly base rent for this facility is approximately $5,600. The lease for this facility expires in July 2004. We expect to renew the lease for this location at the expiration of the lease term for an additional two years, although no assurance can be given that we will be able to renew the lease on terms we believe are favorable to us, if at all.

We lease an additional approximately 8,700 square feet facility at 614 Corporate Way, Valley Cottage, New York under a lease expiring in November 2004. The monthly base rent for this facility, which we use for office space, warehousing and as our Pivot Technology network operating center, is approximately $7,700. We expect to renew the lease for this location at the expiration of the lease term, although no assurance can be given that we will be able to renew the lease on terms we believe are favorable to us, if at all.

We are also responsible for real estate taxes, insurance, utilities and maintenance expenses relating to our leased facilities. These expenses totaled approximately $286,000 for the year ended March 31, 2004.

We have entered into an additional lease for approximately 6,500 square feet of office space located at 850 Canal Street, Stamford, Connecticut. The lease for this location, which will serve as our new principal executive offices, expires on the later of August 21, 2009 or the fifth anniversary of the commencement of our occupancy of this location. The landlord currently is making required improvements to this location pursuant to our requirements and we expect to take occupancy in September 2004. The monthly base rent for this facility is approximately $11,800.

Item 3.	Legal Proceedings.

On April 1, 2003, Andrew J. Maxwell, trustee of the bankruptcy petition of Marchfirst, Inc. and its subsidiaries and affiliates, commenced an action against us in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division. Marchfirst initially sought bankruptcy protection on April 12, 2001 under Chapter 11 of the United States Bankruptcy Code. The debtors’ petition was converted to a Chapter 7 proceeding on April 26, 2001. The complaint alleges that, during the 90 days immediately preceding the initial filing of the bankruptcy petition, the debtors made payments to us aggregating $212,000 which constituted a preference within the meaning of Section 547(b) of the Bankruptcy Code, and seeks return of the amount of such payments, together with interest and costs. We have asserted affirmative defenses under Sections 547(c)(2) and (4) of the Bankruptcy Code, commonly known as the “ordinary course of business” and “new value” defenses, as the remittance to us of such $212,000 was in payment of valid debts due us from the debtors for goods supplied and services rendered. We believe that an adverse outcome resulting from this action is not probable and have not accrued any amount in our financial statements with respect to this action.

We are not a party to any other pending legal proceeding, nor is any of our property subject of a pending legal proceeding, involving a claim for damages exceeding 10% of our current assets. We are not aware of any material legal proceeding in which any of our directors, officers, affiliates or record or beneficial owners of more than 5% of our voting securities is a party adverse to us or has a material interest adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held a special meeting of our shareholders on May 20, 2004. At this special meeting, our shareholders voted as follows:

(a)

To approve a transaction pursuant to which we shall issue and sell to Pequot Private Equity Fund III, L.P., a Delaware limited partnership, and Pequot Offshore Private Equity Partners III, L.P., a Cayman Islands limited partnership, an aggregate of up to $25 million of our Series A Convertible Preferred Stock, together with warrants to purchase additional shares of our common stock -

Vote	Number of Votes Cast
For	2,760,787
Against	395,675
Abstain	1,765

(b)	To adopt amendments to our certificate of incorporation with respect to our authorized capitalization to the effects of:
•	increasing the authorized number of shares of our common stock to 80 million; and
•	authorizing the Series A Preferred Stock -

Vote	Number of Votes Cast
For	2,665,041
Against	480,386
Abstain	12,800

(c)

To adopt a further amendment to our certificate of incorporation with respect to our authorized capitalization to the effect of authorizing a series of “blank check” preferred stock consisting of 6 million shares -

Vote	Number of Votes Cast
For	2,757,102
Against	399,410
Abstain	1,715

(d)	To adopt amendments to our certificate of incorporation with respect to corporate governance matters to the effects of:
•	changing our corporate name to “MTM Technologies, Inc.” and
•	revising the language relating to a provision limiting the personal liability of our directors to us and our shareholders for breaches of their duties; and
•	recognizing our right to indemnify our directors, officers and other corporate personnel -

Vote	Number of Votes Cast
For	2,764,587
Against	391,825
Abstain	1,815

(e)	To adopt another amendment to our certificate of incorporation with respect to corporate governance matters to the effect of permitting our shareholders to act by less than unanimous written consent -

Vote	Number of Votes Cast
For	2,887,876
Against	268,586
Abstain	1,765

(f)

To adopt a further amendment to our certificate of incorporation with respect to corporate governance matters to the effect of permitting adoption of plans of merger and/or consolidation, and approval of our dissolution and/or the disposition of all or substantially all of our assets, by majority vote of our shareholders -

Vote	Number of Votes Cast
For	2,874,052
Against	282,475
Abstain	1,700

(g)	To adopt our 2004 Equity Incentive Plan -

Vote	Number of Votes Cast
For	2,624,426
Against	524,451
Abstain	9,350

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on The Nasdaq SmallCap Market under the symbol “MTMC.” Set forth in the following table is the range of the high and low bid quotations for our common stock for each of the quarters during our last two completed fiscal years, based upon data provided by Nasdaq. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	High Bid	Low Bid
Fiscal Year Ended March 31, 2003
Quarter ended June 30, 2002	$1.80	$0.85
Quarter ended September 30, 2002	1.43	0.70
Quarter ended December 31, 2002	0.95	0.52
Quarter ended March 31, 2003	0.74	0.52

Fiscal Year Ended March 31, 2004
Quarter ended June 30, 2003	$1.07	$0.49
Quarter ended September 30, 2003	1.76	0.75
Quarter ended December 31, 2003	1.73	1.02
Quarter ended March 31, 2004	2.17	1.02

Record Holders

As of June 8, 2004, there were 103 record holders of our common stock. We believe that there are approximately 1,400 beneficial holders of our common stock, based on information gathered in connection with the recently held special meeting of our shareholders.

Dividends

We have never declared or paid any dividends to the holders of our common stock and we do not expect to pay cash dividends in the foreseeable future. We currently intend to retain all earnings for use in connection with the further development of our business and for general corporate purposes. Our board of directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. In addition, provisions contained in our certificate of incorporation governing the terms of our Series A Convertible Preferred Stock, as well as our financing agreement with Textron Financial Corporation, place restrictions on our ability to declare or make any cash dividends on our common stock. In addition, our ability to pay cash dividends on our common stock in the future could be further limited or prohibited by the terms of future financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2004:

•

the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our shareholders and those granted under plans, including individual compensation contracts, not approved by our shareholders (column A),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

•	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

The Equity Compensation Plan Information table does not give effect to our 2004 Equity Incentive Plan, which was approved by our shareholders on May 20, 2004. As of the date of this Annual Report on Form 10-K, the 2004 Plan was authorized to issue up to 2 million shares of our common stock, of which options to purchase 700,000 shares were outstanding with a weighted average exercise price of $2.15 per share.

Equity Compensation Plan Information

	Column A	Column B	Column C
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column A)
Equity incentive plans approved by shareholders	1,143,234	$2.35	278,100
Equity incentive plans not approved by shareholders	30,000	$5.00	Not applicable

Totals	1,173,234	$2.42	278,100

The shares issuable upon exercise of outstanding options, warrants and rights granted under plans not approved by shareholders consist of:

•

warrants to purchase 30,000 shares of our common stock at an exercise price of $5.00 per share that we issued to the placement agent for a private placement we conducted in 2000. These warrants expire on September 25, 2005.

Recent Sales of Unregistered Securities

We sold and issued to two accredited investors, Pequot Private Equity Fund III, LLP and Pequot Offshore Private Equity Partners III, L.P., an aggregate of 3,255,814 shares of our Series A-1 Convertible Preferred Stock and warrants to purchase 500,000 shares of our common stock on May 21, 2004. The consideration tendered for the Series A-1 Preferred Stock and warrants was $7 million. The Pequot entities have the right, but not the obligation, to purchase an additional $18 million of our Series A Convertible Preferred Stock and warrants at any time, and from time to time, through May 20, 2007. The Series A-1 Preferred Stock is convertible into shares of our common stock, on a one-for-one basis. Each of the warrants sold to the Pequot entities entitles its holder to purchase one share of our common stock at any time on or prior to May 20, 2008, at a purchase price of $2.46 per share. The numbers of shares of our common stock issuable upon conversion of the Series A-1 Preferred Stock and exercise of the warrants are subject to anti-dilution adjustment. We believe that the sale and issuance of the Series A-1 Preferred Stock and warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

The following selected financial data for the fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000 has been derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	(In thousands, except earnings per share data)
Income Statement Data:
	Year Ended March 31,
	2004	2003	2002	2001	2000
Net revenues	$52,264	$55,456	$75,450	$80,172	$72,823
Cost of products sold	37,757	32,139	50,662	53,674	48,137
Cost of services provided	12,103	13,272	13,017	14,900	14,232
Selling, general and administrative expenses	10,025	11,484	11,077	13,431	9,922
Severance and other costs of terminated employees	—	—	—	677	—
Interest expense	494	286	459	439	177
Other income	6	98	37	69	36
(Loss) income from operations before income taxes	(8,109)	(1,627)	272	(2,880)	391
Net (loss) income	(8,109)	(1,211)	389	(2,279)	223
Net (loss) income per common share:
Basic	(1.72)	(0.26)	0.08	(0.45)	0.05
Diluted	(1.72)	(0.26)	0.08	(0.45)	0.05
Weighted average number of common and common equivalent shares used in calculation:
Basic	4,723	4,734	5,033	5,013	4,769
Diluted	4,723	4,734	5,043	5,013	4,901

Balance Sheet Data:
	As of March 31,
	2004	2003	2002	2001	2000
Working capital	$(1,277)	$6,256	$8,409	$7,835	$10,202
Total assets	19,475	22,954	26,386	30,248	24,950
Total liabilities	14,311	9,713	11,581	15,584	8,965
(Accumulated deficit) retained earnings	(10,205)	(2,096)	(885)	(1,273)	1,006
Shareholders’ equity	5,164	13,242	14,806	14,664	15,985

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accounting estimates in these financial statements include reserves for trade accounts receivable and vendor accounts receivable. Actual results could differ from those estimates.

Overview

We are a leading computer and communications technology management company providing IT networking and data center services, including storage, security and messaging solutions. We serve as a single source provider of advanced technology solutions to divisions of large corporations, mid-size companies, municipalities and educational institutions. We provide our clients with a suite of outsourced support services, including network and mainframe connectivity consulting; remote network monitoring and management; network and system diagnostics, product maintenance and support, training, and product procurement solutions. In addition, we provide a total solution to our clients by delivering systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of wide area networks (“WAN’s”), local area networks (“LANs”), wireless network solutions and provide computer hardware and software products. We provide our remote network solutions by utilizing out proprietary solution which we market as Pivot Technology.

There is a rapidly growing trend of companies outsourcing their computer services requirements. This entails a client company obtaining all or a portion of its data processing requirements from a solution provider, such as us, that specializes in the computer service, product or application required by the client. Our strategy is to offer these companies a selective outsourced infrastructure solution at competitive price points. We are focusing on developing our higher margin recurring service offerings, while maintaining expense control and improving our balance sheet. These services include our outsourced support services; contract programming, network consulting, network management and monitoring, security solutions, collaboration solutions focused primarily on Microsoft Exchange, data storage (including disaster recovery and data back-up) and IT staff leasing. Since 1991, we have evolved to become a provider of IT professional services, and IT managed solutions. We are focusing our current marketing efforts in accelerating growth in such areas. Services account for approximately 25% of our revenues for the fiscal year ended March 31, 2004 (“Fiscal 2004”), a small portion of these revenues is derived from maintenance and repair services.

On May 20, 2004, our shareholders approved an investment of up to $25 million by Pequot Ventures (“Pequot”), the private equity arm of Pequot Capital Management, Inc., a leading investment firm. On May 21, 2004 we completed an initial $7 million investment from Pequot. We intend to use these funds to execute a growth through acquisition strategy, as well as for working capital needs. We believe that there is an opportunity to consolidate similar businesses throughout the United States. We will focus our acquisition strategy on businesses providing networking, messaging, storage and security solutions. The acquisition targets will include companies providing IT services and products, as well as certain managed solutions.

We intend to seek acquisitions to enhance our current service offerings and extend our geographic presence. We seek to identify businesses which will add technical expertise and service offerings, customers, sales capabilities and/or geographic coverage while generating a positive rate of return on investment. Furthermore, we intend to capitalize on the business practices of acquired companies that we believe will best maintain our competitive advantage and ensure ongoing delivery of high quality IT solutions to our customers. The acquisition candidates we review can be large, and their acquisition by us could have a significant and lasting impact on our business.

We presently realize revenue from client engagements that range from the placement of contract and temporary technical consulting to project assignments that entail the delivery of end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of our employees based upon their skill level, experience and the type of work performed. We also provide project management and consulting work which are billed either by an agreed upon fixed fee or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are higher than those for professional consulting services. We generally endeavor to expand our sales of higher margin solution and project management services. The majority of our services are provided under purchase orders. Contracts are utilized on more of the complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary. Contracts, although they normally relate to longer-term and more complex engagements, generally do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days’ notice. Revenues are recognized when services are provided.

Costs of services and related products consist primarily of salaries, cost of outsourced labor and products to complete the projects. Selling, general and administrative expenses consist primarily of salaries and benefits of personnel responsible for administrative, finance, operative, sales and marketing activities and all other corporate overhead expenses. Corporate overhead expenses include rent, telephone charges, insurance premiums, accounting and legal fees, depreciation and amortization expenses. Depreciation primarily relates to the fixed assets and amortization related to a capital lease.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104. We recognize revenue from sales of hardware when the rights and risks of ownership have passed to the customer, which is upon shipment or receipt by the customer, depending on the terms of the sales contract. Revenue from sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all the terms and conditions of the customer contract. Service contracts generally do not extend over one year, and are billed periodically as services are performed. Revenue from both products and services is recognized provided that persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue arrangements generally do not include specific customer acceptance criteria. For arrangements with multiple deliverables, delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Revenue billed on retainer is recognized as services are performed and amounts not recognized are recorded as deferred revenue.

We periodically receive discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to the cost of sales of products.

Shipping and handling costs are included in the cost of sales.

Goodwill and Intangibles

Goodwill is not amortized, but is regularly tested for impairment, in accordance with SFAS No. 142, “Goodwill and Intangible Assets.”

We recorded goodwill as a result of our acquisition of PTI and DCR, which we currently are operating as wholly-owned subsidiaries. We determined the fair value of both companies’ operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of three years at March 31, 2004, plus an assumed average growth rate for all years beyond the initial projected period. We developed projections based on recent sales data for existing products, planned timing of new product launches and customer commitments related to existing and newly developed products. In estimating future sales and growth rates, we used internal budgets and made comparisons to competitors. We developed an income statement, a balance sheet and cash flow projections of PTI and DCR for the next three years at March 31, 2004. The cash flows were then discounted to a present value using a weighted-average cost of capital for each unit. We determined a terminal value, which went beyond the projection period. This terminal value is based on an average growth rate of 5% we assumed for cash flows beyond the projection period. The present value of cash flows was then added to the terminal value and compared with the net assets plus reported goodwill and it was determined that the fair value was greater then the carrying amount. Based on this analysis, we determined that our goodwill was not impaired.

We believe that the accounting estimate related to goodwill impairment is a “critical accounting estimate” because: (a) it is highly susceptible to change from period to period since it requires our management to make assumptions about future sales, cost of sales, and growth rates over the next three years of the acquired entities and (b) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as our net income, would be material. Our assumptions about future sales prices, future sales volumes and growth rates require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. If our assumptions change or prove incorrect, we could be required to recognize an impairment loss, equal to the difference between the fair value of the goodwill and the reported amount of the goodwill. Our management has discussed the development and selection of this critical accounting estimate with our audit committee and independent auditors.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. We estimate doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

Property and Equipment

We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated from three to seven years. The estimated useful lives are based on our historical experience with similar assets, as well as our taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization in future periods. We review for impairment when events or circumstances indicate that the carrying amounts may not be recoverable over the remaining lives of the assets.

Results of Operations

The following table sets forth for the periods presented information derived from our audited consolidated statement of operations expressed as a percentage of net revenue:

	Year Ended March 31,
	2004	2003	2002
Net revenue:
Products	74.6%	62.2%	73.1%
Services	25.4	37.8	26.9
Total net revenue	100.0	100.0	100.0
Cost of products and services	95.4	81.9	84.4
Gross profit	4.6	18.1	15.6
Selling, general and administrative expenses	19.2	20.7	14.7
Other income	0.0	0.2	0.1
Interest expense	0.9	0.5	0.6
(Loss) income from operations before benefit for income taxes	(15.5)	(2.9)	0.4
Benefit for income taxes	0.0	(0.7)	(0.1)
Net (loss) income	(15.5)%	(2.2)%	0.5%

Years Ended March 31, 2004 and 2003

Net Revenue

Net revenue for fiscal year 2004 was $52.3 million, as compared with net revenue of $55.5 million for fiscal year 2003. The decrease in net revenue was attributable to a decrease in service revenue of $7.7 million, partially offset by an increase in product revenue of $4.5 million. The decrease in service revenue was primarily related to the delayed funding of E-RATE programs for certain school districts. This decreasw also was attributable to recording deferred revenue of $1.6 million during the fourth quarter as we recorded new business for which the related revenue is expected to be recognized in subsequent periods, as well as certain credits to revenue of $1.3 million. Substantially all of the increase in the product revenue was attributable to a single major customer upgrade of its existing computer system.

Gross Profit

Gross profit decreased to 4.6% in fiscal year 2004 from 18.1% in fiscal year 2003. This decrease in gross profit resulted primarily from the decrease in hardware and service margins, and the issuance of certain credits to revenue.

We continue to face competitive market pressures which impact the gross profit on our product revenue and service related revenue. We currently face a number of adverse business conditions, including price and gross profit margin pressures, market consolidation and a slow down in the general economy. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain computer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross profit margins for many computer distributors, including us, and may result in a reduction or elimination of existing vendor subsidies in the future. We believe that these current conditions, which are forcing certain of our direct competitors out of business, may present us with opportunities to expand our business. There can be no assurance, however, that we will be able to continue to compete effectively, given the intense price reductions and competition currently existing in the computer industry.

Selling, General and Administrative

Selling, general and administrative expenses decreased to $10.0 million in fiscal year 2004 from $11.5 million in fiscal year 2003. Expressed as a percentage of net revenues the decrease was to 19.2% from 20.7%. The decrease was primarily related to a reduction in payroll and payroll related expenses.

Interest Expense

Interest expense increased to $.5 million in Fiscal 2004 from $.3 million in Fiscal 2003. During the past year, we incurred over-advance fees when our borrowings exceeded our credit line.

Net Loss

The net loss increased to $8.1 million in Fiscal 2004 from $1.2 million in Fiscal 2003. The increase in the net loss was a result of the factors described above.

Years Ended March 31, 2003 and 2002

Sales

We had net revenue of approximately $55.5 million for Fiscal 2003, as compared with $75.5 million for the Fiscal 2002.

Sales by Product and Service

Product revenue decreased approximately $20.7 million, or 37%, offset by an increase of service revenue of $.7 million, or 3%, in Fiscal 2003. The products revenue decline was primarily attributable to a softness in the “IT” market and a softness in the overall economic conditions, resulting in a hesitancy by customers to launch new capital spending programs. The increase in services and related revenue is due to our emphasis on promoting our IT solution services segment of our business.

Gross Profit

Gross profit in Fiscal 2003 decreased to approximately $10 million from $11.8 million in Fiscal 2002, a decrease of 15%. Gross profit margins increased to 18.1% in Fiscal 2003 as compared to 15.6% in the prior year.

Gross Profit by Product and Service

The gross profit margins from product revenue decreased to 6.8% in Fiscal 2003 compared to 8.1% in Fiscal 2002. The decrease in gross profit margins from product sales is related to the competitive market, which resulted in an adverse impact on selling prices.

The gross profit margins from service sales increased to 36.8% in Fiscal 2003 compared to 35.9% in Fiscal 2002. The increase in gross profit margins from service sales primarily is a result of a decrease in the use of outside contractors to perform certain services and the increased utilization of our technical and engineering staff.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to approximately $11.5 million in Fiscal 2003 from $11.1 million in Fiscal 2002, or 4%. The increase is primarily attributable to an increase in depreciation of $.3 million, bad debt expense increase of $.5 million, and telephone expense increase of $.1 million. This was offset by a decrease in payroll of $.4 million in Fiscal 2003, resulting from a planned layoff of employees.

Interest Expense

Interest expense decreased in Fiscal 2003 to approximately $.3 million from $.5 million in the prior year. The major loan borrowing interest rate was 3.75% for Fiscal 2003 and 4.25% for Fiscal 2002. The average loan balance for Fiscal 2003 was approximately $4.5 million as compared to $6.1 million for Fiscal 2002. This is due to the decreased borrowing necessary to finance sales, which decreased by $20 million in Fiscal 2003.

Income Taxes

A credit of approximately $.4 million for income taxes from continuing operations has been recorded at an effective rate of 26% for Fiscal 2003 as compared to a credit of $.1 million, at an effective rate of 43% for Fiscal 2002.

During Fiscal 2002, we carried back approximately $2.5 million of net operating losses, which were available to offset taxable income through 1997. This resulted in income tax refunds aggregating $.8 million received during Fiscal 2003.

Loss from Operations

As a result, the net loss was approximately $1.2 million for the year ended March 31, 2003, compared with a net income of approximately $.4 million in the prior year.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	(Dollars in thousands) Year Ended March 31,
	2004	2003	2002
Cash and cash equivalents	$370	$118	$1,218
Working capital	$(1,277)	$6,256	$8,409
Current ratio	0.91:1	1.65:1	1.80:1
Secured notes payable	$5,919	$4,766	$5,236

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During Fiscal 2004, we used cash of approximately $1 million in operating activities. This primarily resulted from the increase in deferred revenue and accounts payable of $2.7 million, a decrease in accounts receivable from customers of $2.2 million and depreciation and amortization charges of $1.6 million, offset, in part, by the net loss of $8.1 million.

Net cash used in investing activities amounted to approximately $.6 million for the acquisition of property and equipment. In addition, net cash was provided by financing activities of $1.9 million primarily related to borrowings under our secured notes payable and inventory financing.

We had negative working capital of approximately $1.3 million as of March 31, 2004, a decrease of $7.5 million from March 31, 2003.

As a result of the foregoing, our cash increased approximately $.3 million.

We entered into a $16 million financing facility with Textron Financial Corporation on January 17, 2002. The financing facility was revised down to $10 million under mutual agreement with the lender, due to the fact that our then borrowing needs did not require a $16 million facility. We did not meet certain financial and other covenants prescribed under this financing facility as of March 31, 2004. We did, however, receive a letter of forbearance from the financial institution with respect to such non-compliance.

We entered into an Amended and Restated Financing Facility on May 21, 2004, which amended and superceded our prior financing arrangement with the financing facility lender. The amended facility has a term of one year. The amended financing facility provides for borrowings of up to $10 million, secured by all of our assets, except for permitted encumbrances. Two forms of borrowings can be made under the amended financing facility: floor plan financings and revolving receivable financings. The floor plan financings generally allow us to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrues on floor plan financings after such 30-day period at the rate equal to six hundred basis points over a specified prime rate. The revolving receivable financing allows us to borrow against current account receivables that meet certain specified standards. Interest accrues on revolving receivable financings immediately upon funding at prime rate. The amended financing facility contains other affirmative and negative covenants, including those relating to our tangible net worth and other financial conditions. We are required to pay additional fees if our borrowings exceed the maximum permitted aggregate loan amount of $10 million or if we are found to be in breach under the amended financing facility. The lender also is entitled to make periodic reviews and audits of our records, files, books of account and other documents. We incur an annual facility fee of 0.2% of the amount of the total facility.

Our total outstanding debt under the revolving receivable financing facility was $5.9 million at March 31, 2004 and $4.8 million at March 31, 2003. The amount outstanding under the inventory financing was $3.4 million at March 31, 2004 and $2.3 million at March 31, 2003.

Our other financing arrangement is a $1.3 million floor plan financing agreement we entered into on May 25, 1989. Financing under this agreement is secured by our assets, other than inventories and accounts receivable directly financed and secured by other floor plan lenders. The lender under this financing agreement informed us on April 13, 2004 that the maximum borrowings under such facility shall be reduced to $.3 million effective July 6, 2004. The total amount due to this lender was under $.1 million as of March 31, 2004.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

Our customers are primarily mid- to large-sized corporations in diversified industries located in the New York tri-state metropolitan area.

One of our largest customers is a federal government funded program for the City of Bridgeport, Connecticut Board of Education, which represented approximately $1.9 million, or 16%, of our accounts receivables at March 31, 2004 and $2.7 million, or 19%, of our accounts receivable at March 31, 2003. Revenues generated from this customer represented 3% of our total revenues for the year ended March 31, 2004 and 5% of our total revenues for the year ended March 31, 2003. This federally funded program is being reviewed, causing the normal funding and payment process to be delayed. The collection of the accounts receivable connected to this program is contingent upon the continued funding by the federal government.

Accounts receivable from another of our customers, a telecommunications company, were approximately 22% of our total accounts receivable at March 31, 2004 and 11% of our total accounts receivable at March 31, 2003. This customer accounted for 34% of our total revenues for the year ended March 31, 2004, 18% of our total revenues for the year ended March 31, 2003 and 12% of our total revenues for the year ended March 31, 2002.

A third customer, a financial institution, accounted for approximately 12% of our total accounts receivable at March 31, 2004 and 9% of our total accounts payable for the year ended March 31, 2003. Revenues generated from this third customer represented 10% of our total revenues for the year ended March 31, 2004, 12% of our total revenues for the year ended March 31, 2003 and 12% of our total revenues for the year ended March 31, 2002.

The loss of any of these three customers, or any of our other major customers, could be expected to have a material adverse effect on our financial condition during the short term and until we are able to generate replacement business, although there can be no assurance of obtaining such business.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss.

Impact of Inflation

The effects of inflation on our operations were not significant during the periods presented.

Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We will evaluate multiple element arrangements in accordance with this EITF conclusion upon its effective date for new arrangements into which we enter.

We do not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on we financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our risk investments only consisted of cash deposited in various money market funds. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Due to the limited investment risks involving money market funds, we do not anticipate any material loss in connection with such investments.

Item 8.	Financial Statements and Supplementary Data.

Set forth below is a list of our audited consolidated financial statements included in this Annual Report on Form 10-K and their location.

______________

*	Page F-1 follows Part III to this Annual Report on Form 10-K.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

An evaluation was performed, as of March 31, 2004, under the supervision and with the participation of our management, including those persons serving as our president, chief executive officer and chief financial officer on March 31, 2004 and the date of this Annual Report on Form 10-K, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2004.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors and Executive Officers

Set forth below is a brief description of the background of each of our current directors and executive officers, based on information provided to us by them.

Name	Age	Principal Positions and Offices with our Company	Director Since
Gerald A. Poch	56	Chairman of the Board of Directors	2004
Francis J. Alfano	42	Chief Executive Officer and Director	2004
Steven H. Rothman	55	Executive Vice President and Director; Chairman of the Board of Directors and Chief Financial Officer during Fiscal 2004	1986
Howard A. Pavony	53	Chief Operating Officer and Director; Chief Executive Officer and President during Fiscal 2004	1986
Arnold J. Wasserman	66	Director	1998
Richard R. Heitzmann	31	Director	2004
Amish Jani	26	Director	2004
William Lerner	69	Director	1995
Alvin E. Nashman	76	Director	1998
John F. Kohler	40	Senior Vice President and General Counsel	N/A
Eran Marom	42	Senior Vice President and Chief Technology Officer	N/A
Alan Schwartz	60	Senior Vice President and Chief Financial Officer	N/A

Gerald A. Poch has served as Managing Director of Pequot Capital Management, Inc., the investment manager/advisor for Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III L.P., since January 2000. He is also a Managing General Partner of both Pequot Fund and Pequot Partners. From August 1998 through January 2000, he was a principal of Pequot Capital Management, Inc. and co-leader of Pequot Fund’s and Pequot Partners’ venture capital team. From August 1996 to June 1998 he was the Chairman, President and Chief Executive Officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as Co-Chairman and Co-President, of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems. Mr. Poch is also a director of Analex Corporation, Andrew Corporation, BriteSmile, Inc. and NETGEAR, Inc., each a publicly-traded company. In addition, Mr. Poch is a director of a number of private companies.

Francis J. Alfano served as Chief Executive Officer, President and a director of Interliant, Inc., an Internet infrastructure business focused on collaboration, security, and managed hosting solutions from August 2002 to June 2003. On August 5, 2002, Interliant filed for protection under title 11 of the U.S. Bankruptcy Code. Mr. Alfano led the restructuring of Interliant’s businesses resulting in the ultimate sale of its operations. From May 2001 through July 2003, he served as Interliant’s Chief Financial Officer. From December 1998 to May 2001, he was Interliant’s Senior Vice President of Corporate Development, with responsibility for strategic business relationships and execution of all merger and acquisitions. Mr. Alfano served as Vice President of Business Development at G.E. Capital Information Technology Solutions, Inc., a technology solutions provider from July 1996 to December 1998. Mr. Alfano was Director of Taxes at AmeriData Technologies, Inc. from July 1994 to July 1996. Mr. Alfano began his career in public accounting and was a Senior Manager in the tax department of Ernst & Young from January 1991 to July 1994.

Steven H. Rothman has served as our Executive Vice President since May 2004. He served as our Chairman of the Board from September 2002 to May 2004. From May 1986 to August 2002, he served as our President. Mr. Rothman served as our Chief Executive Officer from September 1996 to August 2002 and as Co-Chief Executive Officer from May 1986 to August 1996.

Howard A. Pavony has served as our President and Chief Operating Officer since May 2004. He served as our Chief Executive Officer and President from September 2002 to May 2004. From September 1986 to August 2002, he served as our Chairman of the Board, and from May 1986 to August 1986 as Co-Chief Executive Officer and Vice President.

Arnold J. Wasserman has served as chairman of our audit committee since March 1999 and our lead independent director since June 2002. Mr. Wasserman has been a principal of Panda Financial Associates, Inc., a leasing/consulting firm, for the past 35 years. He is a director of Stratasys, Inc., a Nasdaq National Market listed company which manufactures rapid prototyping systems and materials, and serves as chairman of its audit committee.

Richard R. Heitzmann has served as a Senior Vice President at Pequot Capital Management, Inc., where he focuses on software and services investments, since January 2004. From June 2003 to January 2004, Mr. Heitzmann was Vice President of Corporate Development with First Advantage Corp., a public company involved in the risk mitigation industry. From November 2001 to June 2003 and prior to its merger with First Advantage, Mr. Heitzmann was the Senior Vice President of Corporate Development and a member of the board of directors of US Search.Com, Inc., a public company involved in the risk mitigation industry. From August 1999 to November 2001, Mr. Heitzmann served as a Vice President of Pequot Capital Management, Inc. Mr. Heitzmann served as an executive with Nationsbanc Montgomery Securities in its Private Equity Group from July 1998 to September 1998 and with Booz-Allen and Hamilton in its Financial Services and Healthcare Group from September 1997 to December 1997. Mr. Heitzmann was involved in turnaround situations and distressed investing as a financial analyst and associate at Houlihan Lokey Howard and Zukin from July 1994 to September 1997.

Amish Jani is a Vice President at Pequot Capital Management, Inc., where he focuses on investments in infrastructure technologies. He joined Pequot Capital Management, Inc. as an associate in 2000.

William Lerner has served as chairman of our corporate governance and nominating committee since November 2003. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York since 1961 and in Pennsylvania since 1990. Mr. Lerner is a director of Seitel, Inc., New York Stock Exchange listed company which develops and maintains a seismic data library for the oil and gas industry; Rent-way, Inc., New York Stock Exchange listed company engaged in the rental-purchase industry; and Cortland Trust, Inc., a money market mutual fund distributed primarily through securities brokerage firms and commercial banks.

Alvin E. Nashman has served as chairman of our compensation committee since March 1999. He has been an independent consultant in the field of computer service for the past ten years.

John F. Kohler has served as a Senior Vice President, as well as our General Counsel and Corporate Secretary, since May 2004. From May 2000 to January 2003, he served as Vice President - Mergers and Acquisitions for Interliant, Inc., a technology solutions provider, primarily responsible for Interliant’s acquisition and restructuring activities. From May 1995 to April 2000, he was a corporate lawyer with Weil, Gotshal & Manges LLP, a law firm in New York, and from September 1993 to April 1995, he was a corporate lawyer with Jenkens & Gilchrist, P.C., a law firm in Dallas. Mr. Kohler served as an officer in the United States Army from May 1986 to September 1990.

Eran Marom joined our company in June 2004. He was Vice President of Information Technology and Chief Information Officer of Stellaris Health Network, a four-hospital medical organization, from July 2001 to January 2004. Mr. Marom was Vice President and Chief Technology Officer for QuantumClicks, Inc., a start-up Internet customer acquisition company, from April 2000 to June 2001. He served in the capacities of Senior Director of Information Technology and Director of Applications Development for Mount Sinai NYU Health System, a large network of hospitals located in New York, New York, during the period from December 1997 to April 2000. He was a partner of M&D Advanced Systems Inc., a computer consulting company, from March 1993 to December 1997.

Alan Schwartz is a certified public accountant who has served as a Senior Vice President, as well as our Chief Financial Officer, since May 2004. Mr. Schwartz served as Vice President -Finance for Interliant, Inc. from 1999 to

2003, where he managed financial and operational reporting for various domestic and international segments of the business. From August 1996 until joining Interliant, Mr. Schwartz was employed by GE Capital IT Solutions, last serving as Vice President - Financial Planning and Analysis. For four years prior to his serving at GE Capital IT Solutions, Mr. Schwartz was employed by AmeriData Technologies, Inc., last serving in the position of Vice President - Finance.

Board Committees

Our board of directors currently has three standing committees, consisting of an audit committee, a compensation committee and a corporate governance committee.

Our audit committee currently is composed of William Lerner, Alvin E. Nashman and Arnold J. Wasserman, with Mr. Wasserman serving as its chairman. We believe that each of these committee members are “independent,” within the meaning of such term under applicable law and the Marketplace Rules of The Nasdaq Stock Market, Inc. Our board of directors has determined that Mr. Wasserman is an “audit committee financial expert,” as such term is defined by the SEC. The audit committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our internal audit staff and by our independent auditors. Its duties include:

•	selecting and retaining the independent auditors, as well as ascertaining the auditors’ independence;
•	reviewing the scope of the audits to be conducted, as well as the results of their audits;
•	approving non-audit services provided to our company by the independent auditors;
•	reviewing the organization and scope of our internal system of audit, financial and disclosure controls;
•	appraising our financial reporting activities, including our Annual Report on Form 10-K, and the accounting standards and principles followed; and
•	conducting other reviews relating to compliance by employees with our internal policies and applicable laws.

Our compensation committee currently is composed of Richard Heitzmann, William Lerner and Alvin Nashman, with Mr. Heitzmann serving as its chairman. The duties of our compensation committee include recommending to the full board of directors remuneration to be paid our executive officers, determining the number and conditions to exercise of options granted pursuant to our various stock option plans and recommending the establishment of and monitoring a compensation and incentive program for all of our executive officers.

Our corporate governance committee currently is composed of Richard Heitzmann, Amish Jami, William Lerner and Arnold J. Wasserman, with Mr. Lerner serving as its chairman. The duties of our corporate governance committee include overseeing that our board’s policies, as well as ensuring that we are in compliance with all applicable federal and state securities laws and the Nasdaq rules, and determining our board of directors’ slate of director-nominees for each shareholder election of directors.

Meetings of Our Board of Directors and its Committees

Our board of directors held six formal meetings during our fiscal year ended March 31, 2004. Our audit committee held four formal meetings, our compensation committee held one formal meeting and our corporate governance committee held no formal meetings during our 2004 fiscal year. Each member of our board of directors attended, in person or telephonically, at least 75% of the total number of meetings of our board and each committee of the board on which the director serves.

Director Fees

Each director who is not an employee of our company receives an annual fee of $9,000 as compensation for serving on our board of directors, plus an additional $1,500 for each board meeting attended in person and $250 for each board meeting attended by telephonic conference call. Each member of the board’s audit, compensation and corporate governance committees receives $2,500 per year, and each chairman of the committees receives $3,500, as compensation for serving on such committees, as well as an additional $250 for each committee meeting attended if the committee meeting is held on a day other than a day on which the board itself is meeting. We also paid the lead independent director a monthly fee of $1,000 as compensation for serving in such capacity during the year ended March 31, 2004.

Audit Committee Charter

Our board of directors adopted a charter for its audit committee in 2001. We amended the audit committee charter in June 2003 in order to comply with rules mandated by the Securities and Exchange Commission. A copy of the revised charter was made Appendix A to the proxy statement we issued in connection with the annual meeting of our shareholders held on November 7, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2004 fiscal year.

Code of Ethics

Our board of directors has established a code of ethics that applies to our principal executive, financial and accounting officer(s). A copy of our code of ethics has been made Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Summary Compensation

The following table sets forth, with respect to the our fiscal years ended March 31, 2004, 2003 and 2002, all compensation earned by each person who served as our chief executive officer during our 2004 fiscal year and such other persons who were serving as executive officers at the end of our 2004 fiscal year and whose total annual salary and bonus earned during our 2004 fiscal year exceeded $100,000.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options
Howard A. Pavony, President and	2004	$265,000	$—	(1)	—
Chief Executive Officer during	2003	265,000	8,200	(1)	—
Fiscal 2004	2002	258,750	—	(1)	50,000

Steven H. Rothman, Chairman of	2004	$265,000	$—	(1)	—
the Board and Chief Financial	2003	265,000	8,200	(1)	—
Officer during Fiscal 2004	2002	258,750	—	(1)	50,000

______________

(1)

Represents perquisites and other personal benefits, securities or property which aggregated to less than $50,000 or 10% of the total annual salary and bonus paid during the fiscal year to the named executive officer.

Option Grants In Last Fiscal Year

None of the executive officers listed in the Summary Compensation Table contained in this Item 10 received the grant of a stock option during the year ended March 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values.

None of the named executive officers listed in the Summary Compensation Table contained in this Item 10 exercised any of their options during the year ended March 31, 2004.

The following table sets forth:

•

the total number of unexercised options held, as of March 31, 2004, by each of the named executive officers listed in the Summary Compensation Table contained in this Item 11, separately identified between those exercisable and those not exercisable, and

•	the aggregate value of in-the-money, unexercised options held, as of March 31, 2004, by each of the named executive officers, separately identified between those exercisable and those not exercisable.

	Number of Unexercised Options as of March 31, 2004		Value of Unexercised In-the-Money Options as of March 31, 2004 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Howard A. Pavony	134,000	0	$8,000	$0
Steven H. Rothman	134,000	0	$8,000	$0

______________

(1)

The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate market price of the shares underlying the options as of March 31, 2004 of $1.45 per share.

Stock Plans

We have adopted the following stock plans:

•

a 1993 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2004, 91,166 shares have been issued upon exercise of options and 126,334 shares are subject to outstanding options;

•

a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2004, 54,500 shares have been issued upon exercise of options and 247,300 shares are subject to outstanding options;

•

a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2004, 10,500 shares have been issued upon exercise of options and 192,500 shares are subject to outstanding options;

•

a 2000 Long Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2004, 332,100 shares have been awarded or subject to outstanding awards;

•

a 2002 Long Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2004, 85,000 shares have been awarded or subject to outstanding awards; and

•

a 2004 Equity Incentive Plan, which provides for the award of an aggregate of 2,000,000 shares of our common stock, of which, as of March 31, 2004, no shares have been awarded or subject to outstanding awards.

The 1993 Stock Option Plan has expired. Accordingly, we can no longer grant options under such plan.

Employees (including officers), directors and others who provide services to us are eligible to participate in our stock plans. The plans are administered by our board of directors or the compensation committee of the board.

Options granted under the plans may be incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), or non-qualified stock options. Non-qualified stock options may be granted in tandem with stock appreciation rights. The exercise price of options may not be less than 100% of the fair market value of the common stock as of the date of grant, except that this limitation does not apply to options granted under the 1998 Stock Option Plan and the exercise price of ISOs granted to an employee who owns more than ten percent of the outstanding common stock may not be less than 110% of the fair market value as of the date of grant. Options may not be exercised more than ten years after the date of grant, or five years in the case of ISOs granted to an employee who owns more than 10% of the outstanding shares of our common stock. An option may be exercised by tendering payment of the purchase price to us or, at the discretion of the administrator of the plans, by delivery of shares of our common stock having a fair market value equal to the exercise price. The number of shares that may be acquired upon exercise of an option and the exercise price of an option are subject to adjustment in the event of a merger, recapitalization, stock split or stock dividend.

The 2000 Long Term Performance Plan and 2002 Long Term Performance Plan permits the grant of any form of award, including stock options, stock appreciation rights, and stock or cash awards. Awards under the 2000 Long Term Performance Plan may be in stock or denominated in units of stock, which may be subject to restrictions on transfer and include forfeiture provisions.

Our shareholders approved our 2004 Equity Incentive Plan in May 2004. We have reserved a total of 2 million shares of our common stock for issuance under the 2004 plan. The types of awards that may be granted under the 2004 plan include one or more of the following types, either alone or in any combination thereof:

•	options, including incentive stock options and non-qualified options;
•	stock appreciation rights;
•	restricted stock;
•	performance grants;
•	stock bonuses; and
•

any other type of award deemed by the administrator of the 2004 plan to be consistent with the purposes of the 2004 plan (including, but not limited to, awards of or options or similar rights granted with respect to unbundled stock units or components thereof, and awards to be made to participants who are foreign nationals or are employed or performing services outside the United States).

Securities Authorized for Issuance Under Equity Incentive Plans

We have provided in the “Equity Compensation Plan Information” section of Item 5 of this Annual Report on Form 10-K certain information with respect to securities authorized for issuance under our equity incentive plans.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is or was an officer employee of our company, nor had any relationship requiring disclosure under Item 13 of this Annual Report on Form 10-K. In addition, to our knowledge, none of our executive officers :

•

served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee;

•	served as a director of another entity, one of whose executive officers served on our compensation committee; nor
•

served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Our Current Beneficial Owners

Our Series A Convertible Preferred Stock and common stock are the only classes of our voting securities presently outstanding. The Series A Preferred Stock votes on an “as converted” basis, such that each share of Series A Preferred Stock is entitled to that number of votes as equals the number of shares of common stock that the holder of such share of Series A Preferred Stock would receive upon conversion of the share of Series A Preferred Stock.

The following Beneficial Ownership Table sets forth information with respect to the beneficial ownership of shares of our Series A Preferred Stock and common stock as of June 24, 2004 by:

•

each person known by us to beneficially own 5% or more of the outstanding shares of our Series A Preferred Stock and/or common stock, based on filings with the Securities and Exchange Commission and certain other information;

•	each of our “named executive officers” and directors;
•	each of our other current executive officers; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

Our “named executive officers,” in accordance with SEC rules, are those executive officers who are required to be listed in the Summary Compensation Table provided in Item 11 of this Annual Report on Form 10-K.

Except as otherwise indicated in the notes to the Beneficial Ownership Table,

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and
•	the address for each beneficial owner listed in the table, except where otherwise noted, is MTM Technologies, Inc., 614 Corporate Way, Valley Cottage, New York 10989.

Beneficial Ownership Table

	Series A Convertible Preferred Stock			Common Stock
Name of Shareholder	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Pequot Capital Management, Inc. (1)	9,101,968	(2)	100.0	10,771,199(	3)	69.5
Gerald A. Poch (4)	9,101,968	(5)	100.0	10,771,199(	6)	69.5
Steven H. Rothman	0		0.0	919,361(	7)	18.9
Howard A. Pavony	0		0.0	914,456(	8)	18.8
Arnold Wasserman	0		0.0	105,500(	9)	2.2
William Lerner	0		0.0	80,500(	10)	1.7
Alvin E. Nashman	0		0.0	75,500(	11)	1.6
Francis J. Alfano	0		0.0	66,667(	12)	1.4
Alan Schwartz	0		0.0	25,000(	13)	0.5
John F. Kohler	0		0.0	12,500(	14)	0.3
Eran Marom	0		0.0	12,500(	15)	0.3
Richard R. Heitzmann (16)	0	(17)	0.0	0(	18)	0.0
Amish Jani (16)	0	(17)	0.0	0(	18)	0.0
All directors and executive officers as a group (twelve persons)	9,101,968(	19)	100.0	12,983,183(	20)	80.4

______________

(1)

According to a Schedule 13D/A filed with the SEC on May 28, 2004, Pequot Capital Management, Inc. is this investment advisor/manager for both Pequot Private Equity Fund III, LLP, which we refer to in this Form 10-K as the “Pequot Fund,” and Pequot Offshore Private Equity Partners III, L.P., which we refer to in this Form 10-K as “Pequot Partners,” and exercises sole investment discretion over the Pequot Fund and Pequot Partners. The address for Pequot Capital Management, Inc., as well as the Pequot Fund and Pequot Partners is 500 Nyala Farms Road, Westport, Connecticut 06880.

(2)

Represents (a) 2,853,555 shares of Series A-1 Convertible Preferred Stock owned of record by the Pequot Fund, (b) 402,259 shares of Series A-1 Preferred Stock owned of record by Pequot Partners, (c) 1,752,898 shares of Series A-2 Convertible Preferred Stock which the Pequot Fund has the right to purchase from us at any time on or prior to May 20, 2006, (d) 247,102 shares of Series A-2 Preferred Stock which Pequot Partners has the right to purchase from us at any time on or prior to May 20, 2006, (e) 3,370,958 shares of Series A-3 Convertible Preferred Stock which the Pequot Fund has the right to purchase from us at any time on or prior to May 20, 2007 and (f) 475,196 shares of Series A-3 Preferred Stock which Pequot Partners has the right to purchase from us at any time on or prior to May 20, 2007. The numbers of shares of Series A-2 Preferred Stock and Series A-3 Preferred Stock which the Pequot Fund and Pequot Partners have the right to purchase from us are subject to anti-dilution adjustment. In addition, the number of shares of Series A-3 Preferred Stock which the Pequot Fund and Pequot Partners have the right to purchase will be increased if the Pequot Fund and Pequot Partners do not purchase the maximum number of shares of Series A-2 Preferred Stock which they have has the right to purchase on or prior to May 20, 2006. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008. Accrual of dividends on the Series A Preferred Stock will not commence until May 21, 2006.

(3)

Represents (a) the maximum 9,101,968 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record and that may be issued to the Pequot Fund and Pequot Partners, as discussed in note (2) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b) 438,225 shares of our common stock issuable upon exercise of warrants held of record by the Pequot Fund, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 61,775 shares of our common stock issuable upon exercise of warrants held of record by Pequot Partners, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (d) 350,580 shares of our common stock issuable upon exercise of warrants that the Pequot Fund shall acquire in connection with its purchase of 1,752,898 shares of Series A-2 Preferred Stock which the Pequot Fund has the right to purchase at any time on or prior to May 20, 2006, which shares of common stock will be immediately exercisable upon acquisition of such warrants, (e) 49,420 shares of our common stock issuable upon exercise of warrants that Pequot Partners shall acquire in connection with its purchase of 247,102 shares of Series A-2 Preferred Stock which Pequot Partners has the right to purchase at any time on or prior to May 20, 2006, which shares of common stock will be immediately exercisable upon acquisition of such warrants, (f) 674,192 shares of our common stock issuable upon exercise of warrants that the Pequot Fund shall acquire in connection with its purchase of 3,370,958 shares of Series A-3 Preferred Stock which the Pequot Fund has the right to purchase at any time on or prior to May 20, 2007, which shares of common stock will be immediately exercisable upon acquisition of such warrants, and (g) 95,039 shares of our common stock issuable upon exercise of warrants that Pequot Partners shall acquire in connection with its purchase of 475,196 shares of Series A-3 Preferred Stock which Pequot Partners has the right to purchase at any time on or prior to May 20, 2007, which shares of common stock will be immediately exercisable upon acquisition of such warrants. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Pequot Fund and Pequot Partners own of record or have the right to acquire from us are subject to anti-dilution adjustment. In addition, the numbers of shares of Series A-3 Preferred Stock which the Pequot Fund and Pequot Partners have the right to purchase, as well as the shares of common stock issuable upon conversion of the Series A Preferred Stock, will be increased if the Pequot Fund and Pequot Partners do not purchase the maximum number of shares of Series A-2 Preferred Stock which they have has the right to purchase on or prior to May 20, 2006. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008. Accrual of dividends on the Series A Preferred Stock will not commence until May 21, 2006.

(4)	The address for Mr. Poch is % Pequot Capital Management, Inc., 500 Nyala Farms Road, Westport, Connecticut 06880.
(5)

Includes the shares of Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc. (see note (2) to this Beneficial Ownership Table), of which Mr. Poch is a Managing Director. Mr. Poch disclaims beneficial ownership to the Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc., except to the extent of his pecuniary interest therein.

(6)

Includes the shares of our common stock beneficially owned by Pequot Capital Management, Inc. (see note (3) to this Beneficial Ownership Table), of which Mr. Poch is a Managing Director. Mr. Poch disclaims beneficial ownership to our common stock beneficially owned by Pequot Capital Management, Inc., except to the extent of his pecuniary interest therein.

(7)

Includes 134,000 shares of our common stock issuable upon exercise of options granted to Mr. Rothman, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 1,125 shares of our common stock held by Mr. Rothman’s spouse.

(8)

Includes 134,000 shares of our common stock issuable upon exercise of options granted to Mr. Pavony, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(9)

Represents 105,500 shares of our common stock issuable upon exercise of options granted to Mr. Wasserman, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(10)

Represents 80,500 shares of our common stock issuable upon exercise of options granted to Mr. Lerner, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(11)

Represents 75,500 shares of our common stock issuable upon exercise of options granted to Mr. Nashman, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(12)

Represents 66,667 shares of our common stock issuable upon exercise of an option granted to Mr. Alfano upon his retention by us, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 333,333 shares of our common stock issuable upon exercise of such option, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership Table.

(13)

Represents 25,000 shares of our common stock issuable upon exercise of an option granted to Mr. Schwartz upon his retention by us, which shares are exercisable within 60 days following the date of this Beneficial Ownership Table. Does not include 125,000 shares of our common stock issuable upon exercise of such option, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership Table.

(14)

Represents 12,500 shares of our common stock issuable upon exercise of options granted to Mr. Kohler upon his retention by us, which shares are exercisable within 60 days following the date of this Beneficial Ownership Table. Does not include 62,500 shares of our common stock issuable upon exercise of such option, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership Table.

(15)

Represents 12,500 shares of our common stock issuable upon exercise of options granted to Mr. Marom upon his retention by us, which shares are exercisable within 60 days following the date of this Beneficial Ownership Table. Does not include 62,500 shares of our common stock issuable upon exercise of such option, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership Table.

(16)	The address for Messrs. Heitzmann and Jani is % Pequot Capital Management, Inc., 500 Nyala Farms Road, Westport, Connecticut 06880.
(17)

Does not include the shares of Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc. (see note (2) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President and Mr. Jani is a Vice President. Neither of Messrs. Heitzmann and Jani has voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc.

(18)

Does not include the shares of our common stock beneficially owned by Pequot Capital Management, Inc. (see note (3) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President and Mr. Jani is a Vice President. Neither of Messrs. Heitzmann and Jani has voting power nor investment power with respect to our common stock beneficially owned by Pequot Capital Management, Inc.

(19)	Includes those shares beneficially owned by our current executives officers and directors, as set forth in note (5) to this Beneficial Ownership Table.

(20)	Includes those shares beneficially owned by our current executives officers and directors, as set forth in notes (6) through (15) to this Beneficial Ownership Table.

Shareholders’ Agreement

We entered into a Shareholders’ Agreement with the Pequot Fund, Pequot Partners, Howard A. Pavony and Steven H. Rothman on May 21, 2004, as a condition to the consummation of our sale to the Pequot Fund and Pequot Partners of an aggregate 3,255,814 shares of Series A-1 Preferred Stock.

The shareholders’ agreement provides that the Pequot Fund, Pequot Partners and the two executive officers will vote, or cause to be voted, all of the voting securities of our company that they own or over which they have voting control so that the number of directors constituting our board of directors will be eleven, consisting of:

•	our chief executive officer, Francis J. Alfano;
•	three directors selected by the Pequot Fund, Pequot Partners and their respective assignees;
•	Mr. Pavony;
•	Mr. Rothman;
•

three “independent” directors (within the meaning of independent as set forth in the Marketplace Rules of The Nasdaq Stock Market or the regulations of the stock exchange upon which our common stock is listed), initially selected by our board of directors immediately prior to the sale of the Series A-1 Preferred Stock and, with respect to each subsequent election of directors, to be selected by the corporate governance committee of our board of directors, each of whom shall not be affiliates of the Pequot Fund or Pequot Partners;

•	two independent directors to be selected by our chief executive officer and reasonably acceptable to the Pequot Fund, Pequot Partners and our then current board of directors.

The voting obligations of the Pequot Fund, Pequot Partners and Messrs. Pavony and Rothman under the shareholders’ agreement are subject to the following limitations:

•

the Pequot Fund and/or Pequot Partners shall be obligated to vote their shares to elect Messrs. Pavony and Rothman to our board of directors only as follows: (a) for a period of two years following the date of the shareholders’ agreement, Stock, the Pequot Fund and/or Pequot Partners will vote their shares to elect both Messrs. Pavony and Rothman, provided that such person has not terminated his employment, other than for “good reason,” nor been terminated for “cause,” and (b) for the period from the second to third anniversaries of the date of the shareholders’ agreement, the Pequot Fund and Pequot Partners will vote their shares to elect either of Messrs. Pavony or Rothman as determined by our then current board of directors, provided that the designated person has not terminated his employment, other than for good reason, nor been terminated for cause, with the person not so elected being granted observer rights for the period, provided that such person has not terminated his employment, other than for good reason, nor been terminated for cause;

•

if the Pequot Fund and Pequot Partners, collectively, own less than 75% of the Series A Preferred Stock and/or shares of our common stock issued upon conversion of such Series A Preferred Stock but at least 33-1/3% of such stock, Messrs. Pavony and Rothman are only obligated to vote for two of the Pequot Fund’s and Pequot Partners’ designees; and, if the Pequot Fund and Pequot Partners, collectively, own less than 33-1/3% of such stock, Messrs. Pavony and Rothman are only obligated to vote for one Pequot Fund’s and Pequot Partners’ designee;

•

neither Mr. Pavony nor Mr. Rothman shall be obligated to vote their shares (a) to elect directors selected by the Pequot Fund and Pequot Partners if (i) the Pequot Fund and Pequot Partners, collectively, own less than 10% of the Series A Purchased Stock originally issued and sold to the Pequot Fund and Pequot Partners and (ii) any other shareholders that are introduced to us by the Pequot Fund and/or Pequot Partners own less than 10% of the securities originally acquired by such shareholders or (b) if either or both of Messrs. Pavony and Rothman individually own less than 10% of the securities owned by such shareholder on the date of the shareholders’ agreement;

•	that one of the five independent directors will be the “financial expert” required to be a member of our audit committee in accordance with the Sarbanes-Oxley Act; and
•	to the extent necessary to comply with applicable laws, regulations and listing standards, that directors selected by the Pequot Fund and Pequot Partners will qualify as independent directors.

The shareholders’ agreement provides that, to the greatest extent permitted by applicable law and stock exchange rules, at least one of the directors designated by the Pequot Fund and Pequot Partners will be entitled to be a member of any committee formed by the board of directors, including our audit, compensation and corporate governance committees.

Our board of directors is constituted in accordance with the shareholders’ agreement, and consists of:

•	Francis J. Alfano, who became our chief executive officer immediately upon the issuance and sale of the Series A-1 Preferred Stock;
•	Messrs. Pavony and Rothman;
•	our independent directors prior to the sale of the Series A-1 Preferred Stock, William Learner, Alvin Nashman and Arnold Wasserman; and
•

the three directors designated by the Pequot Fund and Pequot Partners, Gerald A. Poch, a Managing Director of Pequot Capital Management, Inc., Richard R. Heitzmann, a Senior Vice President of Pequot Capital Management, Inc., and Amish Jani, a Vice President of Pequot Capital Management, Inc.

Mr. Alfano has yet to name the two independent directors he is entitled to designate for election to our board, subject to acceptance by the Pequot Fund, Pequot Partners and the members of our board of directors immediately prior to the sale of the Series A-1 Preferred Stock.

Item 13.	Certain Relationships and Related Party Transactions.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended March 31,
Category	2004	2003
Audit fees (1)	$76,500	$74,500
Audit-related fees (2)	15,254	6,366
Tax fees (3)	18,149	13,000
All other fees (4)	52,668	—

______________

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)

Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.
(4)	The services provided by our accountants within this category consisted of advice and other services relating to our transaction with the Pequot entities and other matters.

Audit Committee Pre-Approval Policy

In addition to retaining Goldstein Golub Kessler LLP to audit our consolidated financial statements for the years ended March 31, 2004 and 2003, we retained Goldstein Golub Kessler to provide other auditing and advisory services to us in our 2004 and 2003 fiscal years. We understand the need for Goldstein Golub Kessler to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Goldstein Golub Kessler, our audit committee has restricted the non-audit services that Goldstein Golub Kessler and its aligned company may provide to us primarily to tax services and merger and acquisition due diligence and audit services, and has determined that we would obtain even these non-audit services from Goldstein Golub Kessler and/or its aligned company only when the services offered by Goldstein Golub Kessler and its aligned company are more effective or economical than services available from other service providers.

The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by Goldstein Golub Kessler and any other accounting firms we may retain. Specifically, the audit committee has pre-approved the use of Goldstein Golub Kessler and its aligned company for detailed, specific types of services within the following categories of non-audit services: merger and acquisition due diligence and audit services; tax services; internal control reviews; and reviews and procedures that we request Goldstein Golub Kessler to undertake to provide assurances of accuracy on matters not required by laws or regulations. In each case, the audit committee has also set a specific annual limit on the amount of such services which we would obtain from Goldstein Golub Kessler, and has required management to report the specific engagements to the committee on a quarterly basis and to obtain specific pre-approval from the audit committee for all engagements.

Item 15.	Exhibits, Financial Statements Schedules and Reports on Form 8-K.

Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation.*

3.2	Amended and Restated By-Laws.*

4.1	Form of warrant certificate issued to the former shareholders of Pivot Technologies, Inc.*

4.2	Form of warrant certificate issued to Sunrise Securities Corp.*

4.3	Form of warrant certificate issued to investors in 2000 private placement.*

10.1	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*

10.2

Shareholders’ Agreement, dated May 21, 2004, among MTM Technologies, Inc. Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Howard A. Pavony and Steven H. Rothman.*

10.3	Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Howard A. Pavony.*

10.4	Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Steven H. Rothman.*

10.5	Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Francis J. Alfano.*

10.6	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP.*

10.7	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*

10.8

Amended and Restated Loan and Security Agreement, dated May 21, 2004, among Textron Financial Corporation, MTM Technologies, Inc., Pivot Technology, Inc., Data.Com Results, Inc. and MTM Advanced Technology, Inc.*

10.9

Registration Rights Agreement, dated May 21, 2004, among Micros-to-Mainframes, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.

10.10	2004 Equity Incentive Plan.*

10.11	Lease Agreement, dated as of June 16, 2004, between Eight Fifty Canal, LLC and MTM Technologies, Inc.

10.12	Lease Agreement, dated July 30, 1989, between Micros-to-Mainframes, Inc. and Associates of Rockland County.*

10.13	Amendment to Lease, dated July 23, 1992, between Micros-to-Mainframes, Inc. and Associates of Rockland County.*

10.14	Lease Extension, dated February 29, 1996, between Micros-to-Mainframes, Inc. and Associates of Rockland County.*

10.15	Revised 1993 Employee Stock Option Plan.*

10.16	Remarketer/Integrator Agreement between Dell Marketing L.P. and Micros-to-Mainframes, Inc.*

10.17	Dealer Addendum, as amended on July 2, 1993, to IBM Agreement for Authorized Dealers and Industry Remarketers.*

10.18	Master Purchase Agreement, dated July 2, 1993, between PaineWebber Incorporated and Micros-to-Mainframes, Inc.*

10.19	Amendment to Master Purchase Agreement, dated September 13, 1993, between PaineWebber Incorporated and Micros-to-Mainframes, Inc.*

10.20	Pledge and Escrow Agreement, dated May 6, 1996, among Micros-to-Mainframes, Inc., Data.Com Results, Inc. and Mr. Fries.*

10.21	Employment Agreement, dated June 2, 1999, among Micros-to-Mainframes, Inc., Pivot Technologies, Inc. and Anthony Travaglini.*

10.22	Master Services Agreement, dated April 15, 1999, between Micros-to-Mainframes, Inc. and Dell Marketing L.P.*

10.23	1996 Stock Option Plan.*

10.24	1998 Stock Option Plan .*

10.25	Long Term Performance Plan 2000.*

14.1	Code of ethics.

21.1	Subsidiaries of MTM Technologies, Inc.

23.1	Consent from Goldstein Golub Kessler LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Alan Schwartz.

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.

______________

*	Incorporated by reference. See Exhibit Index.

Financial Statements and Schedules

We have provided in Item 8 to this Annual Report on Form 10-K a complete list of the financial statements being filed with this Form 10-K. There are no financial statement schedules applicable to this Form 10-K.

Reports on Form 8-K

Set forth below is a list of the Current Reports on Form 8-K we filed during the fourth quarter of our 2004 fiscal year.

•

We filed a Current Report on Form 8-K (Date of Report: January 29, 2004) on February 6, 2004 reporting, as an Item 5 event, our entering into the Purchase Agreement with Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.

MTM Technologies, Inc.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Certificate of Incorporation. [Incorporated by reference to exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the Securities and Exchange Commission on June 7, 2004.]

3.2	Amended and Restated By-Laws. [Incorporated by reference to Appendix C to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the SEC on April 15, 2004.]

4.1

Form of warrant certificate issued to the former shareholders of Pivot Technologies, Inc. [Incorporated by reference to exhibit 4.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 2, 1999), filed with the SEC on June 8, 1999.]

4.2

Form of warrant certificate issued to Sunrise Securities Corp. [Incorporated by reference to exhibit 4.1 to the registrant’s registration statement on Form S-3, filed with the SEC on November 13, 2000.]

4.3

Form of warrant certificate issued to investors in 2000 private placement. [Incorporated by reference to exhibit 4.2 to the registrant’s registration statement on Form S-3, filed with the SEC on November 13, 2000.]

10.1

Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the SEC on April 15, 2004.]

10.2

Shareholders’ Agreement, dated May 21, 2004, among MTM Technologies, Inc. Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Howard A. Pavony and Steven H. Rothman. [Incorporated by reference to exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on
June 7, 2004.]

10.3

Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Howard A. Pavony. [Incorporated by reference to exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

10.4

Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Steven H. Rothman. [Incorporated by reference to exhibit 10.4 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

10.5

Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Francis J. Alfano. [Incorporated by reference to exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

10.6

Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

10.7

Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

10.8

Amended and Restated Loan and Security Agreement, dated May 21, 2004, among Textron Financial Corporation, MTM Technologies, Inc., Pivot Technology, Inc., Data.Com Results, Inc. and MTM Advanced Technology, Inc. [Incorporated by reference to exhibit 10.8 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

10.9

Registration Rights Agreement, dated May 21, 2004, among Micros-to-Mainframes, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.

10.10	2004 Equity Incentive Plan. [Incorporated by reference to Appendix L to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the SEC on April 15, 2004.]

10.11	Lease Agreement, dated as of June 16, 2004, between Eight Fifty Canal, LLC and MTM Technologies, Inc.

10.12

Lease Agreement, dated July 30, 1989, between Micros-to-Mainframes, Inc. and Associates of Rockland County. [Incorporated by reference to exhibit 10.5 to the registrant’s Registration Statement on Form S-2, filed with the SEC on May 14, 1993.]

10.13

Amendment to Lease, dated July 23, 1992, between Micros-to-Mainframes, Inc. and Associates of Rockland County. [Incorporated by reference to exhibit 10.13 to Amendment Number 1 to the registrant’s Registration Statement on Form SB-2, filed with the SEC on July 2, 1993.]

10.14

Lease Extension, dated February 29, 1996, between Micros-to-Mainframes, Inc. and Associates of Rockland County. [Incorporated by reference to exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1996, filed with the Securities and Exchange Commission on June 27, 1996.]

10.15	Revised 1993 Employee Stock Option Plan. [Incorporated by reference to exhibit 10.2 to Amendment Number 2 to the registrant’s Registration Statement on Form S-2, filed with the SEC on July 14, 1993.]

10.16

Remarketer/Integrator Agreement between Dell Marketing L.P. and Micros-to-Mainframes, Inc. [Incorporated by reference to exhibit 10.12 to Amendment Number 2 to the registrant’s Registration Statement on Form SB-2, filed with the SEC on July 14, 1993.]

10.17

Dealer Addendum, as amended on July 2, 1993, to IBM Agreement for Authorized Dealers and Industry Remarketers. [Incorporated by reference to exhibit 10.16 to Amendment Number 1 to the registrant’s Registration Statement on Form SB-2, filed with the SEC on July 2, 1993.]

10.18

Master Purchase Agreement, dated July 2, 1993, between PaineWebber Incorporated and Micros-to-Mainframes, Inc. [Incorporated by reference to exhibit 10.17 to Amendment Number 1 to the registrant’s Registration Statement on Form SB-2, filed with the SEC on July 2, 1993.]

10.19

Amendment to Master Purchase Agreement, dated September 13, 1993, between PaineWebber Incorporated and Micros-to-Mainframes, Inc. [Incorporated by reference to exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2003, filed with the SEC on June 27, 2003.]

10.20

Pledge and Escrow Agreement, dated May 6, 1996, among Micros-to-Mainframes, Inc., Data.Com Results, Inc. and Mr. Fries. [Incorporated by reference to exhibit 99.1 to the registrant’s Current Report on Form 8-K (Date of Report: May 6, 1996), filed with the SEC on May 20, 1996.]

10.21

Employment Agreement, dated June 2, 1999, among Micros-to-Mainframes, Inc., Pivot Technologies, Inc. and Anthony Travaglini. [Incorporated by reference to exhibit 99.2 to the registrant’s Current Report on Form 8-K (Date of Report: June 2, 1999), filed with the SEC on June 8, 1999.]

10.22

Master Services Agreement, dated April 15, 1999, between Micros-to-Mainframes, Inc. and Dell Marketing L.P. [Incorporated by reference to exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 1999, filed with the SEC on June 29, 1999.]

10.23	1996 Stock Option Plan. [Incorporated by reference to exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 2, 1998.]

10.24	1998 Stock Option Plan. [Incorporated by reference to exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 2, 1998.]

10.25	Long Term Performance Plan 2000. [Incorporated by reference to exhibit 99.B1 to the registrant’s Schedule 14A, filed with the SEC on September 25, 2000.]

14.1	Code of ethics.

21.1	Subsidiaries of MTM Technologies, Inc.

23.1	Consent from Goldstein Golub Kessler LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Alan Schwartz.

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.

GOLDSTEIN GOLUB KESSLER LLP

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MTM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MTM Technologies, Inc. (formerly Micros-to-Mainframes, Inc.) and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTM Technologies, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with U.S. generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP New York, New York May 21, 2004

1185 Avenue of the Americas   Suite 500   New York, NY 10036-2602

TEL 212 372 1800 FAX 212 372 1801 www.ggkllp.com

NEXIA INTERNATIONAL IS A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTING AND CONSULTING FIRMS

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) CONSOLIDATED BALANCE SHEET

March 31,	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$370,361	$118,452
Accounts receivable - trade, net of allowance of $233,000 and $873,000, respectively	11,278,932	13,459,765
Inventories	858,544	1,340,633
Prepaid expenses and other current assets	525,970	894,384
Deferred income taxes	—	23,000
Total current assets	13,033,807	15,836,234
Property and Equipment:	9,746,254	9,097,464
Less accumulated deprecation and amortization	7,038,281	5,401,805
	2,707,973	3,695,659
Goodwill	3,228,729	3,228,729
Other Assets	504,945	193,788
Total Assets	$19,475,454	$22,954,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Secured notes payable	$5,918,784	$4,765,637
Inventory financing agreements	3,455,635	2,333,004
Accounts payable and accrued expenses	3,252,736	2,114,980
Deferred revenue	1,583,938
Current portion of capital lease obligations	100,070	366,344
Total current liabilities	14,311,163	9,579,965
Capital Lease Obligations, net of current portion	—	109,797
Deferred Income Taxes	—	23,000
Total liabilities	14,311,163	9,712,762
Commitments and Contingencies
Shareholders’ Equity:
Common stock - $.001 par value; authorized 10,000,000 shares, issued and outstanding 4,723,052 shares	4,724	4,724
Additional paid-in capital	15,364,227	15,332,727
Accumulated deficit	(10,204,660)	(2,095,803)
Total shareholders’ equity	5,164,291	13,241,648
Total Liabilities and Shareholders’ Equity	$19,475,454	$22,954,410

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) CONSOLIDATED STATEMENT OF OPERATIONS

Year ended March 31,	2004	2003	2002

Net revenue:
Products	$38,976,121	$34,470,683	$55,141,478
Services	13,288,148	20,984,951	20,308,509
	52,264,269	55,455,634	75,449,987
Costs and expenses:
Cost of products sold	37,756,828	32,138,765	50,662,203
Cost of services provided	12,103,374	13,272,246	13,017,319
Selling, general and administrative expenses	10,025,596	11,483,984	11,076,877
	59,885,798	56,894,995	74,756,399

Other income	6,431	97,983	37,298

Interest expense	493,759	285,736	458,811

Income (loss) from operations before benefit for income taxes	(8,108,857)	(1,627,114)	272,075

Benefit for income taxes	—	(416,000)	(116,600)
Net income (loss)	$(8,108,857)	$(1,211,114)	$388,675

Net income (loss) per common share:
Basic and diluted	$(1.72)	$(0.26)	$0.08

Weighted-average number of common shares outstanding:
Basic	4,723,052	4,734,093	5,033,726
Diluted	4,723,052	4,734,093	5,042,908

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained Earnings
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Total
Balance at April 1, 2001	5,135,569	$5,136	$15,932,256	$(1,273,364)	$14,664,028

Repurchase of common stock	(178,000)	(178)	(246,800)	—	(246,978)

Net income	—	—	—	388,675	388,675

Balance at March 31, 2002	4,957,569	4,958	15,685,456	(884,689)	14,805,725

Repurchase of common stock	(234,517)	(234)	(352,729)	—	(352,963)

Net loss	—	—	—	(1,211,114)	(1,211,114)

Balance at March 31, 2003	4,723,052	4,724	15,332,727	(2,095,803)	13,241,648

Issuance of stock option for legal service rendered	—	—	31,500	—	31,500

Net loss	—	—	—	(8,108,857)	(8,108,857)
Balance at March 31, 2004	4,723,052	$4,724	$15,364,227	$(10,204,660)	$5,164,291

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended March 31,	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(8,108,857)	$(1,211,114)	$388,675
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,636,476	1,604,243	1,305,460
Deferred income taxes	—	(433,000)	745,400
Stock options issued for services	31,500	—	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,180,833	44,291	5,087,313
Decrease (increase) in inventories	482,089	402,942	(35,679)
Decrease in prepaid expenses and other current assets	368,415	539,417	210,789
Increase (decrease) in refundable income taxes	—	862,000	(687,800)
(Increase) decrease in other assets	(311,157)	(13,293)	94,206
Increase (decrease) in accounts payable and accrued expenses	1,137,756	224,466	(3,012,087)
Increase in deferred revenue	1,583,938	—	—
Net cash provided by (used in) operating activities	(999,007)	2,019,952	4,096,277

Cash flows used in investing activity - acquisition of property and equipment	(648,791)	(1,239,122)	(2,258,314)

Cash flows from financing activities:
Borrowing (repayment) of secured notes payable	1,153,147	(470,200)	(2,384,163)
Borrowing (repayment) on inventory financing	1,122,631	(695,824)	—
Purchases and retirement of common stock	—	(352,963)	(246,978)
Proceeds from capital lease obligations	—	—	1,074,428
Payments on capital lease obligations	(376,071)	(361,181)	(269,334)
Net cash provided by (used in) financing activities	1,899,707	(1,880,168)	(1,826,047)

Net increase (decrease) in cash and cash equivalents	251,909	(1,099,338)	11,916

Cash and cash equivalents at beginning of year	118,452	1,217,790	1,205,874
Cash and cash equivalents at end of year	$370,361	$118,452	$1,217,790

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$451,397	$291,374	$482,910
Income taxes	$—	$30,223	$12,370

Supplemental schedule of noncash investing and financing activity:

Issuance of stock option for legal services rendered	$31,500	$—	$—

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Nature of Operations:

The accompanying consolidated financial statements include the accounts of MTM Technologies, Inc. (formerly Micro-to-Mainframes, Inc.) and its wholly owned subsidiaries, Data.Com RESULTS, Inc. (“Data.Com”), MTM Advanced Technology, Inc. (“MTM”) and PTI Corporation (formerly known as Pivot Technologies, Inc.) (“Pivot”), hereinafter collectively referred to as the “Company.” All significant intercompany accounts and transactions have been eliminated.

The Company is a leading computer and communications technology management company providing IT networking and data center services, including storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to mid-size and divisions of large corporate clients. The Company provides its clients with a suite of managed services including outsourced support services, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions. The Company provides its remote network solutions utilizing its proprietary solution marketed as Pivot Technology.

The Company purchases computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the supplier, with or without cause, upon 30 to 90 days’ notice, or immediately upon the occurrence of certain events. The sales of products from the Company’s three largest suppliers accounted for 40%, 23% and 9% of all product sales for the year ended March 31, 2004. The sales of products from the Company’s three largest suppliers were 42%, 26% and 8% of all product sales for the year ended March 31, 2003. The sales of products from the Company’s three largest suppliers were 31%, 18% and 14% of all product sales for the year ended March 31, 2002. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at a sufficiently low cost, which would allow for resale at a competitive market price.

Certain prior years’ amounts have been reclassified to conform to the current-year presentation.

Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents:

Cash and cash equivalents generally consist of cash and money market funds. The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Accounts Receivable:

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Inventories:

Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out method.

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

The Company incurred approximately $1,636,000, $1,604,000 and $1,305,000 of depreciation and amortization expense for the years ended March 31, 2004, 2003 and 2002, respectively.

The following is a summary of property and equipment held by the Company:

March 31,	2004	2003
Furniture, fixtures and office equipment	$2,667,193	$2,505,714
Capitalized lease equipment	1,183,104	1,183,104
Software and software development costs	5,721,663	5,267,446
Leasehold improvement	174,294	141,200
	9,746,254	9,097,464
Less accumulated deprecation and amortization	7,038,281	5,401,805
Property and equipment, net	$2,707,973	$3,695,659

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-lived Assets:

The Company identifies and records impairment on long-lived assets, including capitalized software development costs and goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected discounted cash flows. At March 31, 2004, no such impairment existed.

Income Taxes:

Deferred income taxes are provided, using the asset and liability method, for temporary differences between financial and tax reporting purposes which arise principally from the deductions related to the allowances for doubtful accounts, certain capitalized software costs, the basis of inventory and differences arising from book versus tax depreciation methods.

The Company files a consolidated federal income tax return and a separate state income tax return for each of its subsidiaries.

Revenue Recognition:

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. The Company recognizes revenue from sales of hardware when the rights and risks of ownership have passed to the customer, upon shipment or receipt by the customer, depending on the terms of the sales contract. Revenue from sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all the terms and conditions of the customer contract. Service contracts generally do not extend over one year, and are billed periodically as services are performed. Revenue from both products and services is recognized provided that persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue arrangements generally do not include specific customer acceptance criteria. For arrangements with multiple deliverables, delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Revenue billed on retainer is recognized as services are performed and amounts not recognized are recorded as deferred revenue.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically receives discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to the cost of sales of products.

Shipping and handling costs are included in the cost of sales.

Fair Value of Financial Instruments:

The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. All current assets are carried at their cost and current liabilities are recorded at their contract amount, which approximates fair value because of their short-term nature.

Per Share Data:

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities have not been included in the weighted-average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. Because of the Company’s capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary.

Stock-Based Compensation:

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements concerning the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, the Company’s net (loss) income and net (loss) income per common share for the years ended March 31, 2004, 2003 and

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002 (pro forma effect has been adjusted for income taxes) would approximate the pro forma amounts indicated in the table below (dollars in thousands).
Year ended March 31,	2004	2003	2002

Net income (loss) - as reported	$(8,109)	$(1,211)	$ 389
Stock-based compensation using the fair-value method	(176)	(162)	(314)
Net income (loss) - pro forma	(8,285)	(1,373)	75
Basic net income (loss) per common share - as reported	(1.72)	(.26)	0.08
Diluted net income (loss) per common share as reported	(1.72)	(.26)	0.08
Basic net income (loss) per common share - pro forma	(1.75)	(.29)	0.01
Diluted net income (loss) per common share - pro forma	(1.75)	(.29)	0.01

Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2004, 2003 and 2002: risk-free interest rate of 3% - 4%, 2.8% and 4.5%, respectively; no dividend yield; a volatility factor of the expected market price of the Company’s common stock of 1.00, 1.24 and 1.21, respectively; and an expected life of 4.0, 4.0 and 4.6 years, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

The Company’s customers are primarily mid- to large-sized corporations in diversified industries located in the New York Tri-State Area.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One of the Company’s largest customers is a federal government funded program for the City of Bridgeport, Connecticut Board of Education, which represented approximately $1,876,000 and $2,703,000, or 16% and 19%, of the Company’s accounts receivables at March 31, 2004 and 2003, respectively, and represented 3% and 5% of the total revenue of the Company for the years ended March 31, 2004 and 2003, respectively. This federally funded program is being reviewed, causing the normal funding and payment process to be delayed. The collection of the accounts receivable connected to this program is contingent upon the continued funding by the federal government.

Accounts receivable from another of the Company’s customers, a telecommunications company, were approximately 22% and 11% of the accounts receivable at March 31, 2004 and 2003, respectively. This same customer represented 34%, 18% and 12% of the Company’s total revenue for the years ended March 31, 2004, 2003 and 2002, respectively. A third customer, a financial institution, accounted for approximately 12% and 9% of the Company’s accounts receivable at March 31, 2004 and 2003, respectively, and revenue generated from this third customer represented 10%, 12% and 12% of the Company’s total revenue for the years ended March 31, 2004, 2003 and 2002, respectively. The loss of any of these customers, or any other of the Company’s customers, could be expected to have a material adverse effect on the Company’s financial condition during the short term until the Company is able to generate replacement business, although there can be no assurance of obtaining such business.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss.

Goodwill:

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is not amortized but is tested for impairment at least annually.

The Company recorded goodwill as a result of the acquisition of PTI Inc. (“PTI”) and Data.com Results Inc. (“DCR”), which are currently operated as wholly owned subsidiaries. The Company determined the fair value of the PTI and DCR operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of three years at March 31, 2004 plus an assumed average growth rate for all years beyond the initial projected period. The Company developed projections based on recent sales data for existing products, planned timing of new product launches and customer commitments related to existing and newly developed products. In estimating future sales and growth rates, the Company used internal budgets and made comparisons to competitors. The Company developed an income statement, a balance sheet and cash flow projections of PTI and DCR for the next three years at March 31, 2004. The cash flows were then discounted to a present value using a weighted-average cost of capital for each unit. The Company determined a terminal value, which went beyond the projection period. This terminal value is based on an average growth rate of 5% assumed by the Company for cash flows beyond the projection period. The present value of cash flows was then added to the terminal value and compared with the net assets plus

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported goodwill and it was determined that the fair value was greater than the carrying amount. Therefore, goodwill was not impaired.

The Company believes that the accounting estimate related to goodwill impairment is a “critical accounting estimate” because: (a) it is highly susceptible to change from period to period because it requires management to make assumptions about future sales, cost of sales, growth rates over the next three years of the subsidiary, and (b) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as the Company’s net income or loss, would be material. Management’s assumptions about future sales prices, future sales volumes and growth rates require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. If management’s assumptions change or prove incorrect, the Company could be required to recognize an impairment loss equal to the difference between the fair value of the goodwill and the reported amount of the goodwill.

Recently Issued Accounting Standards:

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will evaluate multiple element arrangements in accordance with this EITF conclusion upon its effective date for new arrangements into which it enters.

The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company’s financial position or results of operations.

2. CREDIT FACILITIES:

On January 17, 2002, the Company entered into a $16,000,000 financing facility (the “Financing Facility”) with a financial institution (the “Lender”). Due to the fact that the Company’s borrowing needs do not require a $16,000,000 facility, the financing facility was revised down to $10,000,000 under mutual agreement with the Company and the Lender during the year.

As of March 31, 2004, the Company did not meet certain financial and other covenants prescribed by the Financing Facility. However, the Company received a letter of forbearance from the financial institution under the Financing Facility.

On May 21, 2004, the Company and its subsidiaries entered into an Amended and Restated Financing Facility (the “Amended Financing Facility”) with the Lender. The Amended Financing Facility, which has a term of one year, amends the Financing Facility with the Lender. The Amended Financing Facility provides for a credit facility of up to $10,000,000, secured by all of the Company’s assets, except for permitted encumbrances. Two forms of loans can

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be made under the Amended Financing Facility: floor plan financings and revolving receivable financings. The floor plan financings generally allow the Company to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrues on floor plan financings after such 30-day period at the rate equal to six basis points over a specified prime rate. The revolving receivable financings allow the Company to borrow against current account receivables that meet certain specified standards. Interest accrues on revolving receivable financings immediately upon funding a specified prime rate. The Amended Financing Facility contains other affirmative and negative covenants, including those relating to the Company’s tangible net worth and other financial conditions. The Company is required to pay additional fees if it exceeds the maximum permitted aggregate loan amount of $10,000,000 or if the Company is found to be in default under the Amended Financing Facility. The Lender also is entitled to make periodic reviews and audits of the Company’s records, files, books of account and other documents. The Company will incur an annual facility fee computed at 0.2% of the amount of the total facility.

The other financing agreement is a $1,300,000 floor plan agreement dated May 25, 1989 and is secured by the Company’s assets (other than inventories and accounts receivable directly financed by other floor planners who have the lien thereon). The lender informed the Company on April 13, 2004 that such facility shall be reduced from $1,300,000 to $300,000, effective July 6, 2004. The total amount due to this floor plan lender was $59,643 as of March 31, 2004.

The Company’s total outstanding debt under the revolving receivable financing facility was $5,918,784 and $4,765,637 at March 31, 2004 and 2003, respectively. The amount outstanding under this inventory financing was $3,395,992 and $2,319,460, respectively.

3. SHAREHOLDERS’ EQUITY:	Preferred Stock:

As of March 31, 2004 and 2003, the Company has authorized 2,000,000 shares of “blank check” preferred stock, par value $.001 per share. As of March 31, 2004 and 2003, there were no preferred shares issued.

Stock Options:

The 1993 Employee Stock Option Plan (the “1993 Plan”) was adopted by the Company in May 1993; the 1996 Stock Option Plan (the “1996 Plan”) was approved by the shareholders of the Company on August 20, 1996; and the 1998 Stock Option Plan (the “1998 Plan”) was approved by the shareholders of the Company on October 16, 1998. The 2000 Employee Stock Option Plan (the “2000 Plan”) was adopted by the Company in September 2000. The 2002 Long-Term Performance Plan (the “2002 Plan”) was approved by the shareholders of the Company on November 8, 2002. The plans provide for granting of options, including incentive stock options, nonqualified stock options and stock appreciation rights to qualified employees, outside directors, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000, 350,000, 250,000, 350,000 and 250,000 shares of the Company’s common stock under the 1993 Plan, the 1996 Plan, the 1998 Plan, the 2000 Plan and the 2002 Plan, respectively. The exercise price of options generally may not

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be less than 100% of the fair market value of the Company’s common stock at the date of grant. Options may not be exercised more than 10 years after the date of grant. Options granted under the plans become exercisable in accordance with different vesting schedules determined at the time of grant.

A summary of the status of the Company’s options as of March 31, 2004, 2003 and 2002, and changes during the years then ended, is presented below:

	2004		2003		2002
	Number of Shares	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price
Outstanding at beginning of year	887,234	$2.21	910,334	$2.34	698,434	$3.43
Expired	—	—	—	—	—	—
Canceled	(27,000)	1.19	(98,100)	2.32	(137,000)	3.18
Granted	123,000	1.19	75,000	0.75	348,900	1.31
Exercised	—	—	—	—	—	—
Outstanding at end of year	983,234	$2.19	887,234	$2.21	910,334	$2.34

The weighted-average exercise price of the total options outstanding at March 31, 2004 is $2.19 and the weighted-average contractual life is 5.50 years.

The weighted-average fair value of options granted during the years ended March 31, 2004, 2003 and 2002 is $1.19, $0.75 and $1.18, respectively.

There were 983,234, 783,634 and 659,134 options exercisable at March 31, 2004, 2003 and 2002, respectively. The weighted-average exercise price of the total options exercisable at March 31, 2004 is $2.13.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Earnings per Share:

	The following table presents the computation of basic and diluted income (loss) per share:

	Year ended March 31,	2004	2003	2002
	Numerator:
	Net income (loss)	$(8,108,857)	$(1,211,114)	$388,675
	Denominator:
	Denominator for basic earnings per share - weighted-average shares	4,723,052	4,734,093	5,033,726
	Dilutive effect of employee stock options and warrants	—	—	9,182
	Denominator for diluted earnings per share	4,723,052	4,734,093	5,042,908
	Net income (loss) per share - basic	$(1.72)	$(0.26)	$0.08
	Net income (loss) per share - diluted	$(1.72)	$(0.26)	$0.08

Options to purchase 983,234, 887,234 and 901,152 shares of common stock, outstanding as of March 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:	Accounts payable and accrued expenses consist of the following:
	March 31,		2004	2003
	Trade accounts payable		$2,635,802	$1,549,933
	Sales and other taxes payable		308,457	286,600
	Accrued commission		—	33,742
	Accrued other		308,477	244,705
			$3,252,736	$2,114,980

5. INCOME TAXES:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit for income taxes consists of the following:

Year ended March 31,	2004	2003	2002

Federal:
Current	$—	$17,000	$(862,000)
Deferred	—	(300,000)	708,500
	—	(283,000)	(153,500)
State:
Current	—	—	—
Deferred	—	(133,000)	36,900
	$—	$(416,000)	$(116,600)

The reconciliations of income tax benefit computed at the federal statutory tax rates to actual income tax benefit are as follows:

Year ended March 31,	2004		2003	2002

Tax expense at statutory rates applied to pretax earnings		$(2,757,000)	$(553,000)	$92,500
State income taxes, net of federal benefit		(405,000)	(83,000)	20,500
Changes in valuation allowance		3,150,000	332,000	(397,600)
Other permanent items		41,000	(25,000)	41,700
Adjustment to prior provisions		(29,000)	—	126,300
Research and development credit		—	(87,000)	—
	$	- 0 -	$(416,000)	$(116,600)

The tax effects of temporary differences that give rise to the net short-term deferred income tax asset at March 31, 2004 and 2003 are presented below:

March 31,	2004		2003

Reserve for bad debts		$91,000	$341,000
Inventory		7,000	14,000
Valuation allowance		(98,000)	(332,000)
Total short-term deferred income tax asset	$	- 0 -	$23,000

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to the net long-term deferred income tax asset (liability) are presented below:

March 31,	2004		2003

Capitalized software, net		$(725,000)	$(1,271,000)
Other		12,000	15,000
Net operating loss		3,907,000	1,043,000
Research and development credit		190,000	190,000
Valuation allowance		(3,384,000)	—
Net long-term deferred income liability	$	- 0 -	$(23,000)

During the fiscal year ended March 31, 2002, the Company carried back approximately $2,475,000 of net operating losses, which were available to offset taxable income through 1997. This resulted in income tax refunds aggregating $838,000 received during the fiscal year ended March 31, 2003. The Company has net operating loss carryforwards of (a) $9,642,000 to offset federal taxable income, and (b) $12,570,000 of available state carryforwards to offset taxable income through the year 2024. Realization of the benefit of the carryforward losses depends on earning sufficient taxable income before expiration of loss carryforwards. At March 31, 2004, the Company has established a valuation allowance that offsets the deferred tax assets.

6. COMMITMENTS AND CONTINGENCIES:

The Company leases three locations for its administrative and operational functions under operating leases expiring at various dates through 2010. Certain leases are subject to escalation based on the Company’s share of increases in operating expenses for the locations. In addition, the Company leases three cars for the use of certain of its officers, as well as office equipment.

Approximate future minimum annual lease payments under noncancelable operating leases are as follows:

Year ending March 31,
2005	$ 373,000
2006	296,000
2007	289,000
2008	294,000
2009	302,000
Thereafter	73,000
$1,627,000

Rental expense for operating leases including amounts from cancelable leases approximated $742,000, $703,000 and $836,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2003, Andrew J. Maxwell, trustee (the “Trustee”) of the Chapter 7 bankruptcy case of Marchfirst, Inc. and its subsidiaries and affiliates (collectively, the “Debtors”), filed a complaint (the “Complaint”) against the Company in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division. The Debtors had filed petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on April 12, 2001 (the “Petition Date”). The Debtors’ bankruptcy case was thereafter converted to a Chapter 7 bankruptcy case on or about April 26, 2001. During the 90 days preceding the Petition Date, the Debtors transferred to the Company an aggregate of approximately $212,000 (the “Transfer”) on account of debts owed by the Debtors to the Company. The Complaint alleges that the Transfer constituted a preference within the meaning of Section 547(b) of the Bankruptcy Code, and seeks return of the amount of the Transfer, together with interest and costs incurred by the Trustee in bringing suit, including attorney’s fees, to the extent permitted under the Bankruptcy Code. The Company answered the Complaint denying liability and asserting affirmative defenses under Sections 547(c) (2) and (4) of the Bankruptcy Code, commonly known as the “ordinary course of business” and “new value” defenses, respectively. The Company believes that an adverse outcome is not probable and has not accrued any amount with respect to the Complaint and Transfer.

Employment Agreements:

The Company has entered into employment agreements, which require the following payments:

Year ending March 31,
2005	$1,334,000
2006	852,000
2007	805,000
2008	112,000
$3,103,000

In addition, certain of the agreements provide for bonus compensation based on certain performance goals, as defined.

7. EMPLOYEE SAVINGS PLAN:

The Company has an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under this plan, all employees who are at least 21 years of age and have completed one year of service are eligible to defer up to 15% of their pretax compensation, but not more than the limit prescribed by the Internal Revenue Service. The Company matches 10% of employee contributions to a maximum of 6% of the employee’s salary. The Company contributed approximately $29,000, $30,000 and $34,000 to the plan for the years ended March 31, 2004, 2003 and 2002, respectively.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ALLOWANCE FOR DOUBTFUL ACCOUNTS	Information relating to the allowance for doubtful accounts is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
	(in thousands)
Year ended March 31,
2002	$457	$262	$384	(a)	$335
2003	335	538	—		873
2004	873	—	640	(a)	233

(a) Write-off of uncollectible accounts receivable and/or revision to estimates computed.

9. SUBSEQUENT EVENTS:

On January 29, 2004, the Company entered into an agreement to sell to Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (collectively, “Pequot”) (the “Pequot transaction”) an aggregate of up to $25,000,000 of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 21, 2004, Pequot purchased $7,000,000 of Series A-1 Preferred Stock which is convertible into 3,255,813 shares of common stock at the conversion price of $2.15 per share, and 500,000 common stock warrants which are exercisable at a price of $2.46 per share. Pequot also received rights to purchase, solely at its option, Series A-2 Preferred Stock and Series A-3 Preferred Stock aggregating up to $18,000,000 plus certain warrants to purchase common stock. Costs incurred in connection with the consummation of the Pequot transaction amounted to approximately $1,060,000 of which approximately $345,000 is included in other assets in the accompanying March 31, 2004 consolidated balance sheet. Payments aggregating $1,100,000 were made to two officers of the Company and an additional $400,000 funded a rabbi trust from which payments aggregating $200,000 will be paid to these officers on each of May 21, 2005 and 2006. The net proceeds of the Pequot transaction are expected to be used to fund acquisition transactions.

On the date immediately preceding the consummation of the Pequot transaction, the shareholders of the Company approved, among others, an increase in the number of authorized shares of common stock to 80,000,000 from 10,000,000; the authorization of an aggregate of 14,000,000 shares of Series A Preferred Stock, comprised of 4,200,000 shares of Series A-1 Preferred Stock, 2,600,000 shares of Series A-2 Preferred Stock and 7,200,000 shares of Series A-3 Preferred Stock; the authorization of an additional series of preferred stock, consisting of 6,000,000 shares and changed the corporate name of the Company to MTM Technologies, Inc.

On May 20, 2004, the shareholders approved the 2004 Equity Incentive Plan. On the following day, the new executive officers were granted a total of 625,000 options to purchase the common share at a price of $2.15 per share.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 21, 2004, the Company appointed Pequot’s Managing Director Gerald A. Poch, Senior Vice President Richard Heitzmann and Vice President Amish Jani to the board of directors. Mr. Poch was also appointed as the non-executive Chairman of the board of directors. Also, Francis J. Alfano was appointed Chief Executive Officer and a director of the Company. The Company’s existing independent directors, William Lerner, Alvin E. Nashman and Arnold J. Wasserman, will remain on the Board of Directors.

10. SEGMENT INFORMATION:

The Company is a leading computer and communications technology management company providing IT networking and data center services, including storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to mid-size and divisions of large corporate clients. The Company provides its clients with a suite of managed services including outsourced support services; network and mainframe connectivity consulting; remote network monitoring and management; network and system diagnostics; product maintenance and support; training; and product procurement solutions. The Company provides its remote network solutions utilizing its proprietary solution marketed as Pivot Technology. The Company has aggregated its business units into three reportable segments: Pivot Technologies, Data.Com and Micros-to-Mainframes. The accounting policies of the segments are the same as those described in the summary of accounting policies. There are no material inter-segment sales. Each unit shares facilities, and sales and administrative support services. Management evaluates performance on gross profits and operating results of the three business segments. Summarized financial information concerning the Company’s reportable segments is shown on the following table:

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended March 31, 2004
	PTI	DCR	MTM	Consolidated Total
	(in thousands)
Net revenue:
Products	—	$5,303	$33,673	$38,976
Services	$2,318	4,747	6,224	13,289
Cost of products sold	—	5,029	32,728	37,757
Cost of services provided	1,010	4,056	7,037	12,103
Gross profit	1,308	965	132	2,405
Operating expenses	1,275	949	7,802	10,026
Other income	—	—	6	6
Interest expense	—	32	462	494
Income (loss) from operations	1	16	(8,126)	(8,109)
Segment assets	4,791	2,295	12,389	19,475
Capital expenditures	404	8	237	649
Depreciation and amortization expense	1,110	44	482	1,636

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended March 31, 2003
	PTI	DCR	MTM	Consolidated Total
	(in thousands)
Net revenue:
Products	—	$6,124	$28,347	$34,471
Services	$1,780	5,872	13,333	20,985
Cost of products sold	—	5,343	26,796	32,139
Cost of services provided	525	4,459	8,288	13,272
Gross profit	1,255	2,194	6,596	10,045
Operating expenses	1,034	1,620	8,830	11,484
Interest expense	—	—	286	286
Income (loss) from operations	221	574	(2,422)	(1,627)
Income tax benefit	—	—	(416)	(416)
Segment assets	6,322	3,397	13,235	22,954
Capital expenditures	876	25	338	1,239
Depreciation and amortization expense	1,029	62	513	1,604

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended March 31, 2002
	PTI	DCR	MTM	Consolidated Total
	(in thousands)
Net revenue:
Products	—	$5,242	$49,899	$55,141
Services	$1,009	4,802	14,498	20,309
Cost of products sold	—	4,786	45,876	50,662
Cost of services provided	900	3,854	8,263	13,017
Gross profit	109	1,404	10,258	11,771
Operating expenses	74	1,375	9,628	11,077
Interest expense	—	—	459	459
Income from operations	35	29	208	272
Income tax benefit	—	—	(117)	(117)
Segment assets	6,131	3,375	16,880	26,386
Capital expenditures	1,902	61	295	2,258
Depreciation and amortization expense	761	83	461	1,305

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):	The following is a summary of the quarterly results of operations for the years ended March 31, 2004, 2003 and 2002.
		June 30	September 30	December 31	March 31
		(in thousands, except per share data)
	2004
	Net revenue (a)	$13,638	$15,526	$14,744	$8,356
	Cost of products sold	8,039	11,021	10,005	8,692
	Cost of services provided	3,051	2,450	3,460	3,142
	Net income (loss) (a)	37	(668)	(1,446)	(6,032)
	Net income (loss) per common share:
	Basic	$0.01	$(0.14)	$(0.31)	$(1.28)
	Diluted	$0.01	$(0.14)	$(0.31)	$(1.28)

(continued)

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly Micros-to-Mainframes, Inc. and Subsidiaries) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30	September 30	December 31	March 31
	(in thousands, except per share data)
2003
Net revenue	$15,430	$14,634	$14,188	$11,204
Cost of products sold	9,459	8,363	8,558	5,758
Cost of services provided	3,579	3,457	3,175	3,061
Net income (loss)	(438)	41	(189)	(625)
Net income (loss) per common share:
Basic	$(0.09)	$0.01	$(0.04)	$(0.14)
Diluted	$(0.09)	$0.01	$(0.04)	$(0.14)

2002
Net revenue	$19,867	$17,591	$22,658	$15,334
Cost of products sold	14,452	12,088	15,069	9,053
Cost of services provided	2,469	2,891	4,503	3,154
Net income	91	91	101	106
Net income per common Share:
Basic	$0.02	$0.02	$0.02	$0.02
Diluted	$0.02	$0.02	$0.02	$0.02

(a)        Includes sales allowances of $1,317,000 recorded during the 4th quarter.

Earnings (loss) per common share calculations for each of the quarters were based on the weighted-average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full-year earnings per common share amount.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2004	MTM Technologies, Inc.
	By:	/s/ Francis J. Alfano
Francis J. Alfano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald A. Poch	Chairman of the Board of Directors	June 29, 2004
Gerald A. Poch

/s/ Francis J. Alfano	Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2004
Francis J. Alfano

/s/ Alan Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2004
Alan Schwartz

/s/ Howard A. Pavony	Chief Operating Officer and Director	June 29, 2004
Howard A. Pavony

/s/ Steven H. Rothman	Executive Vice President and Director	June 29, 2004
Steven H. Rothman

/s/ Richard R. Heitzmann	Director	June 29, 2004
Richard R. Heitzmann

/s/ Amish Jani	Director	June 29, 2004
Amish Jani

/s/ William Lerner	Director	June 29, 2004
William Lerner

/s/ Alvin E. Nashman	Director	June 29, 2004
Alvin E. Nashman

/s/ Arnold J. Wasserman	Director	June 29, 2004
Arnold J. Wasserman