Form 10-Q
period 2004-06-30
MTM Technologies, Inc.
filed 2004-08-13
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number:  0-22122

MTM Technologies, Inc.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3354896 (I.R.S. Employer Identification Number)

614 Corporate Way Valley Cottage, New York (Address of principal executive offices)	10989 (Zip Code)

(845) 268-5000
(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 5,503,427 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 12, 2004.

MTM Technologies, Inc.

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2004	March 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,569,230	$370,361
Restricted cash	1,000,000	—
Accounts receivable - trade, net of allowance of $233,000, respectively	11,999,407	11,278,932
Inventories	888,925	858,544
Prepaid expenses and other current assets	499,440	525,970

Total current assets	18,957,002	13,033,807

Property and equipment	9,864,478	9,746,254
Less accumulated deprecation and amortization	7,440,562	7,038,281

	2,423,916	2,707,973

Goodwill	3,228,729	3,228,729
Other assets	142,612	504,945

Total assets	$24,752,259	$19,475,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured notes payable	$5,518,935	$5,918,784
Inventory financing agreements	5,141,091	3,455,635
Accounts payable and accrued expenses	4,403,079	3,252,736
Deferred revenue	971,965	1,583,938
Current portion of capital lease obligations	12,400	100,070

Total current liabilities	16,047,470	14,311,163
Commitments and contingencies
Shareholders’ equity:
Series A Convertible Preferred Stock, par value $.001 per share; 14,000,000 shares authorized; 3,255,814 shares issued and outstanding at June 30, 2004	2,900,000	—
Common stock - $.001 par value; 80,000,000 and 10,000,000 shares authorized at June 30, 2004 and March 31, 2004, respectively; 4,750,415 and 4,723,052 shares issued and outstanding at June 30, 2004 and March 31, 2004, respectively	4,751	4,724
Additional paid-in capital	18,509,350	15,364,227
Accumulated deficit	(12,709,312)	(10,204,660)

Total shareholders’ equity	8,704,789	5,164,291

Total liabilities and shareholders’ equity	$24,752,259	$19,475,454

See Notes to Condensed Consolidated Financial Statements

MTM Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,

	2004	2003

	(Unaudited)

Net revenues:
Products	$12,236,389	$8,367,376
Services	2,996,959	5,271,376

	15,233,348	13,638,752

Costs and expenses:
Cost of products sold	11,416,599	8,039,110
Cost of services provided	2,355,407	3,051,432
Selling, general and administrative expenses	3,841,466	2,408,322

	17,613,472	13,498,864

Other income	—	1,897
Interest expense	124,528	104,646

Net (loss) income	$(2,504,652)	$37,139

Net (loss) income per common shares:
Basic and diluted	$(0.53)	$0.01

Weighted average number of common shares outstanding:
Basic and diluted	4,731,471	4,723,152

See Notes to Condensed Consolidated Financial Statements

MTM Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,

	2004	2003

	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(2,504,652)	$37,139
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	402,281	399,056
Changes in operating assets and liabilities:
Increase in accounts receivable	(720,475)	(1,613,509)
(Increase) decrease in inventory	(30,381)	51,238
Decrease in prepaid expenses and other current assets	26,530	133,751
Decrease in other assets	362,333	—
Increase in accounts payable and accrued expenses	1,150,343	68,645
Decrease in deferred revenue	(611,973)	—

Net cash used in operating activities	(1,925,994)	(923,680)

Cash flows used in investing activities:
Acquisition of property and equipment	(118,224)	(135,125)
Increase in restricted cash	(1,000,000)	—

Net cash used in investing activities	(1,118,224)	(135,125)

Cash flows from financing activities:
(Repayment) borrowing of secured notes payable	(399,849)	708,664
Borrowing on inventory financing	1,685,456	471,731
Proceeds from issuance of preferred stock, net	6,045,150	—
Payments on capital lease obligations	(87,670)	(92,585)

Net cash provided by financing activities	7,243,087	1,087,810

Net increase in cash and cash equivalents	4,198,869	29,005
Cash and cash equivalents at beginning of period	370,361	118,452

Cash and cash equivalents at end of period	$4,569,230	$147,457

Supplemental disclosures of cash flow information:
Cash paid during the quarter for -
Interest	$164,728	$84,864

See Notes to Condensed Consolidated Financial Statements

MTM Technologies, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Nature of Operations

The accompanying unaudited condensed consolidated financial statements include the accounts of MTM Technologies, Inc. (formerly Micro-to-Mainframes, Inc.) and its wholly owned subsidiaries, Data.Com RESULTS, Inc. (“Data.Com”), MTM Advanced Technology, Inc. (“MTM”) and PTI Corporation (formerly known as Pivot Technologies, Inc.) (“Pivot”), hereinafter collectively referred to as the “Company.” All significant intercompany accounts and transactions have been eliminated.

The Company is a leading computer and communications technology management company providing IT networking and data center services, including storage, security, messaging, and IP telephony solutions. The Company serves as a single source provider of advanced technology solutions to large corporations, mid-sized companies, municipalities and educational institutions. The Company provides its clients with a suite of outsourced support services, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions. The Company also provides total solutions to its clients by delivering systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of WANS, LANS, wireless network solutions and computer hardware and software products. The Company provides its remote network solutions utilizing its proprietary solution marketed as “Pivot Technology.”

The Company purchases computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the supplier, with or without cause, upon 30 to 90 days’ notice, or immediately upon the occurrence of certain events. The sales of products from the Company’s three largest suppliers accounted for 47%, 18% and 4% of all product sales for the three months ended June 30, 2004. The sales of products from the Company’s three largest suppliers were 40%, 25% and 5% of all product sales for the three months ended June 30, 2003. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at a sufficiently low cost, which would allow for resale at a competitive market price.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (Commission file number: 0-22122) for the fiscal year ended March 31, 2004.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash

The Company has restricted $1,000,000 of cash in a blocked account for the benefit of our lender under the amended financing facility discussed in Note 2.

MTM Technologies, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

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

Per Share Data

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

The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, the Company’s net (loss) income and net (loss) income per common share for the three months ended June 30, 2004 and 2003 would approximate the pro forma amounts indicated in the table below.

	Three Months Ended June 30,

	2004	2003

	(dollars in thousands)
Net (loss) income - as reported	$(2,505)	$37
Stock-based compensation using the fair-value method	(145)	(21)
Net (loss) income - pro forma	(2,650)	16
Basic net (loss) income per common share - as reported	(.53)	.01
Diluted net (loss) income per common share - as reported	(.53)	.01
Basic net (loss) income per common share - pro forma	(.56)	.00
Diluted net (loss) income per common share - pro forma	(.56)	.00

MTM Technologies, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2004 and 2003: risk-free interest rate of 4.8% to 3.2%and 2.8%, respectively; no dividend yield; a volatility factor of the expected market price of the Company’s common stock of 1.00 and 1.24, respectively; and an expected life of five and four years, respectively.

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

NOTE 2.	CREDIT FACILITIES:

On May 21, 2004, the Company and its subsidiaries entered into an Amended and Restated Financing Facility (the “Amended Financing Facility”) with a financial institution (the “Lender”). The Amended Financing Facility provides for a credit facility of up to $10,000,000, secured by all of the Company’s assets, except for permitted encumbrances, and expires on May 21, 2005. Two forms of loans can be made under the Amended Financing Facility: floor plan financings and revolving receivable financings. The floor plan financings generally allow the Company to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrues on floor plan financings after such 30-day period at the rate equal to six basis points over a specified prime rate. The revolving receivable financings allow the Company to borrow against current account receivables that meet certain specified standards. Interest accrues on revolving receivable financings immediately upon funding a specified prime rate. The Amended Financing Facility contains other affirmative and negative covenants, including those relating to the Company’s tangible net worth and other financial conditions. The Company is required to pay additional fees if it exceeds the maximum permitted aggregate loan amount of $10,000,000 or if the Company is found to be in default under the Amended Financing Facility. The Lender also is entitled to make periodic reviews and audits of the Company’s records, files, books of account and other documents. The Company will incur an annual facility fee computed at 0.2% of the amount of the total facility.

As of June 30, 2004, the Company did not meet certain financial and other covenants prescribed by the Financing Facility. However, the Company received a letter of forbearance from the financial institution under the Financing Facility.

The Company’s total outstanding debt under the revolving receivable financing facility was $5,518,935 as at June 30, 2004 and $5,918,784 as at March 31, 2004. The amount outstanding under inventory financing was $5,141,091 as at June 30, 2004 and $3,455,635 as at March 31, 2004.

NOTE 3.	COMMITMENTS AND CONTINGENCIES:

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

MTM Technologies, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

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

Employment Agreements

We have entered into employment agreements, which require the following payments:

Year Ending March 31,
2005	$1,334,000
2006	852,000
2007	805,000
2008	112,000

$3,103,000

In addition, certain of the agreements provide for bonus compensation based on certain performance goals, as defined.

NOTE 4.	AUTHORIZATION OF SERIES A PREFERRED STOCK; SALE OF SERIES A-1 PREFERRED STOCK AND WARRANTS:

On January 29, 2004, the Company entered into an agreement to sell to Pequot Private Equity Fund III, LLP and Pequot Offshore Private Equity Partners III, L.P. (collectively, “Pequot”) an aggregate of up to $25 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 21, 2004, Pequot purchased $7 million of Series A-1 Convertible Preferred Stock which is convertible into 3,255,814 shares of the Company’s common stock at the conversion price of $2.15 per share, and 500,000 common stock warrants which are exercisable at a price of $2.46 per share. Pequot also received rights to purchase, solely at its option, Series A-2 Convertible Preferred Stock and Series A-3 Convertible Preferred Stock aggregating up to $18 million, plus warrants to purchase additional shares of common stock. Costs incurred in connection with the consummation of the initial Pequot transaction amounted to approximately $1 million. Payments aggregating $1.1 million were made to two officers of the Company and an additional $400,000 funded a rabbi trust from which payments aggregating $200,000 will be paid to these officers on each of May 21, 2005 and 2006. The net proceeds of the initial Pequot transaction, and any future sale of Series A Preferred Stock are expected to be used to fund acquisition transactions.

In connection with the Pequot investment, the Company allocated the net proceeds from the sale of the (a) Series A-1 Convertible Preferred Stock, (b) warrants to purchase 500,000 shares of the Company’s common stock and (c) rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants based on their relative fair values as at the date of the sale of the Series A-1 Preferred Stock and 500,000 warrants. The Company allocated and recorded $2.9 million to the Series A-1 Preferred Stock and assigned and credited to additional paid-in capital (x) $600,000 for the 500,000 warrants sold with the Series A-1 Preferred Stock and (y) $3.2 million for the rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants. Additionally, a finder’s fee was paid, consisting of $70,000 in cash and 27,363 shares of the Company’s common stock, valued at $45,150, which was charged against additional paid-in capital.

MTM Technologies, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

In addition, up-front payments of $1.1 million, which are included as operating expenses in the Condensed Consolidated Statement of Operations, were made to two of the Company’s officers under their new employment agreements and a shareholders agreement to which the Company is a party.

On the date immediately preceding the consummation of the initial Pequot transaction, the shareholders of the Company approved, among other matters:

•	an increase in the number of authorized shares of the Company’s common stock to 80 million from 10 million;
•

the authorization of an aggregate of 14 million shares of Series A Preferred Stock, comprised of 4.2 million shares of Series A-1 Preferred Stock, 2.6 million shares of Series A-2 Preferred Stock and 7.2 million shares of Series A-3 Preferred Stock;

•	the authorization of an additional series of “blank check” preferred stock, consisting of 6 million shares; and
•	changed the corporate name of the Company to MTM Technologies, Inc.
NOTE 5.	SEGMENT INFORMATION:

The Company is a leading computer and communications technology management company providing IT networking and data center services, including storage, security, messaging and IP telephony solutions. The Company serves as a single source provider of advanced technology solutions to large corporations, mid-sized companies, municipalities and educational institutions. The Company provides its clients with a suite of outsourced support services, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support training, and product procurement solutions. The Company also provides total solutions to its clients by delivering systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of WANS, LANS, wireless network solutions and computer hardware and software products. The Company provides its remote network solutions utilizing its proprietary solution marketed as “Pivot Technology.” The Company has aggregated its business units into three reportable segments: Pivot Technologies, Data.Com and Micros-to-Mainframes. The accounting policies of the segments are the same as those described in the summary of accounting policies. There are no material inter-segment sales. Each unit shares facilities, and sales and administrative support services. Management evaluates performance on gross profits and operating results of the three business segments. Summarized financial information concerning the Company’s reportable segments for the three months ended June 30, 2004 and 2003 are set forth on the following table.

MTM Technologies, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

	For the Three Months Ended June 30, 2004				For the Three Months Ended June 30, 2003

	Pivot	Data.Com	MTM	Total	Pivot	Data.Com	MTM	Total

	(In thousands)
Net revenues:
Products	$—	$1,998	$10,238	$12,236	$—	$1,181	$7,186	$8,367
Services	367	1,104	1,526	2,997	391	2,090	2,790	5,271
Cost of products sold	—	1,839	9,578	11,417	—	1,080	6,959	8,039
Cost of services provided	168	906	1,281	2,355	180	1,377	1,494	3,051
Gross profit	199	357	905	1,461	211	814	1,523	2,548
Operating expenses	161	358	3,323	3,841	112	656	1,640	2,408
Other income	—	—	—	—	—	—	2	2
Interest expense	6	—	119	125	13	—	92	105
Income (loss) from operations	32	(1)	(2,537)	(2,505)	86	158	(207)	37

Segment assets	3,718	1,508	19,526	24,752	5,988	3,876	14,284	24,148
Capital expenditures	45	10	63	118	85	—	50	135
Depreciation and amortization expense	257	10	135	402	264	10	125	399

NOTE 6.	2004 EQUITY INCENTIVE PLAN:

On May 20, 2004, the Company’s shareholders approved the Company’s 2004 Equity Incentive Plan. On the following day, executive officers were granted options to purchase an aggregate of 625,000 shares of the Company’s common stock at a price of $2.15 per share. Other options, to purchase an additional 122,500 shares, were granted to a newly employed executive officer and certain managers of the Company at prices ranging from $1.37 per share to $2.15 per share.

NOTE 7.	SUBSEQUENT EVENT:

On July 2, 2004, the Company acquired DataVox Technologies, Inc. (“DataVox). The results of operations of DataVox will be included with the results of operations of the Company from the date of acquisition. DataVox, located in New York City, offers advanced technology solutions including, security, storage networking, wireless technologies, as well as solutions for networking, facilities engineering and data center technologies. DataVox’s founders have also joined the Company.

The purchase price of the DataVox acquisition was $2,150,000 and will be allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash, promissory notes and shares of the Company’s common stock. The promissory notes, aggregating to approximately $250,000 in principal amount, are payable in five substantially equal quarterly installments commencing in October 2004 and are payable partially in cash and partially in shares of the Company’s common stock; provided that the maximum number of shares that the Company may issue under theses promissory notes shall not exceed 191,598. Based upon the stock price of the Company’s common stock on August 10, 2004 of $1.46 per share, the maximum number of shares the Company is obligated to issue under the promissory notes would be 128,176.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2004 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Introductory Comment - Terminology

Throughout this Quarterly Report on Form 10-Q, the terms the “we,” “us,” “our” and “our company” refers to MTM Technologies, Inc. (formerly, Micros-to-Mainframes, Inc.) (“MTM”) and, unless the context indicates otherwise, includes, on a consolidated basis, MTM’s wholly-owned subsidiaries, Pivot Technologies, Inc. (“PTI”), MTM Advanced Technology, Inc. (“MTM Advanced”) and Data.Com Results, Inc. (“DCR”); “Pequot Fund” refers to Pequot Private Equity Fund III, LLP; “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P.; and “Pequot” refers to the Pequot Fund and Pequot Partners, collectively.

Introductory Comment - Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	the market acceptance, revenues and profitability of our current and future products and services;
•	our ability to acquire additional companies and ability to successfully integrate such acquirees, if any, into our operations;
•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate;
•	the competitive environments within the industries in which we operate;
•	our ability to raise additional capital, if and as needed;
•	the cost-effectiveness of our product and service development activities;
•	the extent that our sales network and marketing programs achieve satisfactory response rates;
•	political and regulatory matters affecting the industries in which we operate; and
•	the other risks detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accounting estimates in these financial statements include reserves for trade accounts receivable and vendor accounts receivable. Actual results could differ from those estimates.

Overview

We are a leading computer and communications technology management company providing information technology, or “IT,” networking and data center services, including storage, security, messaging and internet protocol, or “IP,” telephony solutions. We serve as a single source provider of advanced technology solutions to divisions of large corporations, mid-size companies, municipalities and educational institutions. We provide our clients with a suite of outsourced support services, including network and mainframe connectivity consulting; remote network monitoring and management; network and system diagnostics, product maintenance and support, training, and product procurement solutions. We also provide total solutions to our clients by delivering systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of wide area networks, or “WANS,” local area networks, or “LANS,” wireless network solutions and computer hardware and software products. We provide our remote network solutions by utilizing our proprietary solution which we market as “Pivot Technology.”

There is a rapidly growing trend of companies outsourcing their computer services requirements. This entails a client company obtaining all or a portion of its data processing requirements from solution providers, such as us, that specialize in the computer service, product or application required by these client companies. Our strategy is to offer these companies a selective outsourced infrastructure solution at competitive price points. We are focusing on developing our higher margin recurring service offerings, while maintaining expense control and improving our balance sheet. These services include our outsourced support services; contract programming, IP telephony solutions, network consulting, network management and monitoring, security solutions, collaboration solutions focused primarily on Microsoft Exchange, data storage (including disaster recovery and data back-up) and IT staff leasing.

Since 1991, we have evolved to become a provider of IT professional services and IT managed solutions. We are focusing our current marketing efforts in accelerating growth in such areas. Services accounted for approximately 20% of our revenues for the three months ended June 30, 2004, as compared to 39% in the comparable 2003 period, with a small portion of these revenues derived from maintenance and repair services.

On May 20, 2004, our shareholders approved an investment of up to $25 million by Pequot. On May 21, 2004, we completed an initial $7 million investment from Pequot. We refer to this initial $7 million transaction as the “Pequot investment.” We intend to use these funds to execute a growth through acquisition strategy, as well as for working capital needs. We believe that there is an opportunity to consolidate similar businesses throughout the United States.

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

We commenced the execution of our growth-through-acquisition strategy on July 2, 2004 when we acquired the business and operating assets of DataVox Technologies, Inc. (“DataVox”). DataVox, based in New York City, is a Cisco AVVID (Architecture for Voice, Video and Integrated Data) authorized partner, offering advanced technology solutions, including IP telephony, security, storage, networking and wireless technologies solutions, as well as network facilities engineering and data center technology consulting and services. The consideration we paid to acquire the business and operating assets of DataVox included cash, promissory notes and the issuance of 753,012 shares of our common stock.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

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

We recorded goodwill as a result of our acquisition of PTI and DCR, which we currently are operating as wholly-owned subsidiaries. We determined the fair value of both companies’ operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of three years at March 31, 2004, plus an assumed average growth rate for all years beyond the initial projected period. Based on this analysis, we determined that our goodwill was not impaired. Since March 31, 2004, no events have transpired which would change the aforementioned determination.

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

Pequot Investment

In connection with the Pequot investment, we allocated the net proceeds from the sale of the (a) Series A-1 Convertible Preferred Stock, (b) warrants to purchase 500,000 shares of our common stock and (c) rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants based on their relative fair values as at the date of the sale of the Series A-1 Preferred Stock and 500,000 warrants. We allocated and recorded $2.9 million to the Series A-1 Preferred Stock and assigned and credited to additional paid-in capital (x) $600,000 for the 500,000 warrants sold with the Series A-1 Preferred Stock and (y) $3.2 million for the rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants. Additionally, a finder’s fee was paid, consisting of $70,000 in cash and 27,363 shares of our common stock, valued at $45,150, which was charged against additional paid-in capital.

In addition, up-front payments of $1.1 million, which are included as operating expenses in our condensed consolidated statement of operations, were made to two of our officers under their new employment agreements and a shareholders agreement to which we are a party.

Results of Operations

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statement of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,

	2004	2003

Net revenues:
Products	80.3%	61.4%
Services	19.7	38.6

Total net revenues	100.0	100.0

Cost of products	74.9	58.9
Cost of services	15.5	22.4
Gross profit - products	6.7	3.9
Gross profit - services	21.4	42.1
Gross profit - total	9.6	18.7
Selling, general and administrative expenses (a)	25.2	17.7
Interest expense	0.8	0.8
Net (loss) income	(16.4)	0.2

______________

(a)	Includes $1,100,000 of expenses (7.2% of revenue) in the quarter ended June 30, 2004 for payments made to two officers of the Company in connection with the Pequot investment.

Three Months Ended June 30, 2004 and 2003

Net Revenue

Net revenue for three months ended June 30, 2004 was $15.2 million, as compared with net revenue of $13.6 million for comparable 2003 period. The increase in net revenue was attributable to an increase in product revenue of $3.9 million, partially offset by a decrease in service revenue of $2.3 million. The increase in product revenue primarily was due to an increase in customer demand. The decrease in service revenue was primarily related to the continued delays in the funding of E-RATE programs for certain school districts.

Gross Profit

Gross profit from product sales increased to 6.7% in the three months ended June 30, 2004 from 3.9% in the comparable 2003 period. The gross profit from service revenue decreased to 21.4% in the three months ended June 30, 2004 from 42.1% in the comparable 2003 period. The decrease in gross profit from services was primarily related to the continued delays in the funding of certain E-RATE programs as discussed previously. E-RATE services tend to have higher gross profit margins than our other service revenues.

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

Selling, General and Administrative

Selling, general and administrative expenses increased to $3.8 million in three months ended June 30, 2004 from $2.4 million in the comparable 2003 period. Expressed as a percentage of net revenues, selling, general and administrative expense was 25.2% as compared to 17.7% in the comparable 2003 period. The increase was primarily related to special compensation arrangements incurred in connection with the Pequot investment amounting to $1.1 million in the June 30, 2004 quarter.

Interest Expense

Interest expense was $0.1 million in the three months ended June 30, 2004 and 2003. Short-term borrowings were higher at June 30, 2004 than at June 30, 2003; however, lower interest rates and a reduction in capitalized leases offset the interest effect of increased short-term borrowings.

Net Loss

The net loss was $2.5 million in the three months ended June 30, 2004 as compared to net income of $0.04 million in the comparable 2003 period. The increase in the net loss was a result of the factors described above.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	(Dollars in thousands)
	As at June 30, 2004	As at March 31, 2004

Cash and cash equivalents	$5,569	$370
Working capital	$2,910	$(1,277)

Current ratio	1.18:1	0.91:1
Secured notes payable	$5,519	$5,919

Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During the three months ended June 30, 2004, we used cash of approximately $1.9 million in operating activities. This primarily resulted from the increases in accounts receivable from customers of $0.7 million, an increase in accounts payable of $1.2 million, a decrease in deferred revenue of $0.6 million, a decrease in other assets of $0.4 million and depreciation and amortization charges of $0.4 million and the net loss of $2.5 million.

Net cash used in investing activities amounted to approximately $1.1 million for the acquisition of property and equipment and an increase in restricted cash. In addition, net cash provided by financing activities was $7.2 million primarily related to the net proceeds from the issuance of 3,255,814 shares of Series A Preferred Stock ($6.0 million) and net borrowings under our secured notes payable and inventory financing ($1.3 million).

We had working capital of approximately $2.9 million as of June 30, 2004 an increase of $4.2 million from March 31, 2004.

As a result of the foregoing, our cash increased approximately $4.2 million.

We entered into an Amended and Restated Financing Facility with Textron Financial Corporation on May 21, 2004, which amended and superceded our prior financing arrangement with the such lender. The amended facility has a term of one year. The amended financing facility provides for borrowings of up to $10 million, secured by all of our assets, except for permitted encumbrances. Two forms of borrowings can be made under the amended financing facility: floor plan financings and revolving receivable financings. The floor plan financings generally allow us to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrues on floor plan financings after such 30-day period at the rate equal to six basis points over a specified prime rate. The revolving receivable financing allows us to borrow against current account receivables that meet certain specified standards. Interest accrues on revolving receivable financings immediately upon funding at prime rate. The amended financing facility contains other affirmative and negative covenants, including those relating to our tangible net worth and other financial conditions. We are required to pay additional fees if our borrowings exceed the maximum permitted aggregate loan amount of $10 million or if we are found to be in breach under the amended financing facility. The lender also is entitled to make periodic reviews and audits of our records, files, books of account and other documents. We incur an annual facility fee of 0.2% of the amount of the total facility.

Our total outstanding debt under the revolving receivable financing facility was $5.5 million at June 30, 2004 and $5.9 million at March 31, 2004. The amount outstanding under the inventory financing agreement was $5.1 million at June 30, 2004 and $3.5 million at March 31, 2004. As of June 30, 2004, the Company did not meet certain financial and other covenants prescribed by the financing facility. However, the Company received a letter of forbearance from the financial institution under the financing facility.

Our other financing arrangement is a $1.3 million floor plan financing agreement we entered into on May 25, 1989. Financing under this agreement is secured by our assets, other than inventories and accounts receivable directly financed and secured by other floor plan lenders. The lender under this financing agreement informed us on April 13, 2004 that the maximum borrowings under such facility shall be reduced to $0.3 million effective July 6, 2004. The total amount due to this lender was under $0.02 million as of June 30, 2004.

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

Three of our customers accounted for 61% of our total accounts receivable. One of our largest customers is a telecommunications company which represented $3.9 million, or 33%, of our accounts receivable as at June 30, 2004. Revenues generated from this customer represented 40% of our total revenues for the three months ended June 30, 2004.

Accounts receivable from another of our customers, a financial institution, accounted for approximately 16% of our total accounts receivable at June 30, 2004. Revenues generated from this customer represented 12% of our total revenues for the three months ended June 30, 2004.

Another customer is a federal government funded program for the City of Bridgeport, Connecticut Board of Education, which represented approximately $1.4 million, or 12%, of our accounts receivable as at June 30, 2004. Subsequent collections from this account have brought the receivable balance to $0.4 million.

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

Recently Issued Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting standards will have a material effect on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our risk investments only consisted of cash deposited in various money market funds. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Due to the limited investment risks involving money market funds, we do not anticipate any material loss in connection with such investments. Interest on our financing arrangements are based on the prime rate, consequently, any changes in that rate will impact our interest expense. Based on borrowings of approximately $5.0 million, a 0.25% increase in the prime rate would translate to a $12,500 increase in our annual interest expense.

Item 4.	Controls and Procedures.

An evaluation was performed, as of June 30, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial have concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to June 30, 2004.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

References is made to the disclosures contained in Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, for information concerning material legal proceedings involving our company There were no material developments concerning such material legal proceedings during our fiscal quarter ended June 30, 2004.

Item 2.	Changes in Securities and Use of Proceeds.

Sale of Series A-1 Preferred Stock and Warrants

On May 21, 2004, we consummated the sale of 3,255,814 shares of our Series A-1 Convertible Preferred Stock and warrants to purchase 500,000 shares of our common stock to Pequot pursuant to a Purchase Agreement, dated January 29, 2004, among Pequot and our company. The consideration tendered for the Series A-1 Preferred Stock and such warrants was $7 million. Pequot has the right, but not the obligation, to purchase an additional $18 million of Series A Convertible Preferred Stock and warrants under the Pequot purchase agreement at any time, and from time to time, through May 20, 2007. The Series A-1 Preferred Stock currently is convertible into 3,255,814 shares of our common stock. The conversion rate of the Series A-1 Preferred Stock is subject to adjustment upon the occurrence of certain events specified in our certificate of incorporation and the number of shares issuable upon exercise of the warrants acquired by Pequot are also subject to adjustment upon the occurrence of similar events. The Series A-1 Preferred Stock votes on an “as converted” basis. However, for so long as our common stock is listed on The Nasdaq Stock Market, the total number of votes that may be cast by the holders of the Series A-1 Preferred Stock is limited such that the maximum number of votes that each share of Series A-1 Preferred Stock is entitled to be cast is 1.4827585.

We believe that the sale and issuance of the Series A-1 Preferred Stock and warrants were exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

We set forth below a description of the terms of our Series A Preferred Stock. The Series A-1 Preferred Stock is a series of the Series A Preferred Stock.

Rank

The Series A Preferred Stock ranks:

•

junior to any other class or series of our capital stock created after the Series A-1 Preferred Stock closing that specifically ranks senior to the Series A Preferred Stock with respect to dividend, redemption, liquidation and other rights;

•	senior to our common stock with respect to dividend, redemption, liquidation and other rights;
•

senior to any class or series of our capital stock created after the Series A-1 Preferred Stock closing that does not specifically rank senior to or on parity with the Series A Preferred Stock with respect to dividend, redemption, liquidation and other rights; and

•	on parity with any class or series of our capital stock that specifically ranks on parity with the Series A Preferred Stock with respect to dividend, redemption, liquidation and other rights.

So long as 30% of the Series A Preferred Stock issued by us remains outstanding, we will not be permitted to issue any class or series of our capital stock senior to or on parity with the Series A Preferred Stock without the prior written consent of the holders of a majority of the outstanding Series A Preferred Stock.

Dividend Rights

Holders of the outstanding Series A Preferred Stock are entitled to receive cumulative dividends on the Series A Preferred Stock, at the per annum rate of 6% of the applicable Series A Preferred Stock purchase price. No portion of the applicable purchase price is being assigned to the warrants sold with the Series A Preferred Stock for the purposes of determining the applicable dividend rate. Accordingly, the purchase price of the Series A-1 Preferred Stock was $2.15 per share, the purchase price of the Series A-2 Preferred Stock, if sold and issued, will be $2.75 per share and the purchase price of the Series A-3 Preferred Stock, if sold and issued, will be between $3.25 and $5.00 per share, for the purposes of determining the applicable dividend rate. The applicable purchase price for each subseries of Series A-3 Preferred Stock will be determined based on the “market price” of our common stock at the time of the issuance and sale of such subseries. The market price will be equal to the arithmetic average of the daily volume-weighted average prices of our common stock over the twenty consecutive trading days ending on the trading date immediately preceding the closing date of the issuance and sale of such subseries.

No dividends will accrue prior to the second anniversary of the Series A-1 Preferred Stock closing date. Thereafter, dividends are payable semi-annually.

Dividends will be payable in cash; provided, however, that we will have the right, with respect to dividends accruing during the period commencing on the second anniversary of the Series A-1 Preferred Stock closing date and ending on the fourth anniversary of the Series A-1 Preferred Stock closing date, to pay dividends in the form of additional shares of Series A Preferred Stock valued at the applicable Series A Preferred Stock purchase price (as may be adjusted to reflect stock splits, combinations and similar events).

Holders of the Series A Preferred Stock are entitled to receive such dividends:

•	immediately after the payment of any dividends on securities ranking senior to the Series A Preferred Stock pursuant to our certificate of incorporation;
•	prior to the payment of any dividends on securities ranking junior to the Series A Preferred Stock pursuant to our certificate of incorporation; and
•	at the same time as the payment of any dividends on securities having parity ranking to the Series A Preferred Stock pursuant to our certificate of incorporation.

All classes of Series A Preferred Stock shall have the same parity ranking and dividends on the Series A Preferred Stock shall be paid on a pari passu basis.

Liquidation Rights

Upon any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, the holders of outstanding Series A Preferred Stock will be entitled to be paid out of our assets available for shareholders, after any distributions with respect to securities ranking senior to the Series A Preferred Stock as required by our certificate of incorporation, prior to any distributions with respect to securities ranking junior to the Series A Preferred Stock as required by our certificate of incorporation and together with distributions with respect to securities ranking on parity with the Series A Preferred Stock. We have no outstanding securities ranking senior or on parity with the Series A Preferred Stock and our ability to issue securities that would rank senior or on parity with the Series A Preferred Stock is limited.

The amount to be so paid per share of Series A Preferred Stock shall be equal to the sum of the applicable Series A Preferred Stock purchase price, as adjusted for stock splits, stock dividends and similar events, plus any accrued but unpaid dividends on the Series A Preferred Stock. Certain mergers or consolidations involving our company, as well as sales of all or substantially all of our capital stock or assets will be deemed to be a liquidation, dissolution or winding up unless the holders of a majority of the then outstanding Series A Preferred Stock elect not to treat such transactions as liquidation events.

If the amounts payable with respect to the Series A Preferred Stock and securities ranking on parity with the Series A Preferred Stock upon any liquidation, dissolution or winding up are not paid in full, then the holders of the Series A Preferred Stock and the holders of such parity securities will share ratably in any distribution of assets, based on the full liquidation amounts to which each such series of stock is entitled.

Voting and Approval Rights

Holders of Series A Preferred Stock will be entitled to vote on actions to be taken by our shareholders together with all other classes and series of our voting stock as a single class, except as otherwise provided by applicable law or as described below. As noted previously, the Series A Preferred Stock votes on an “as converted” basis.

As long as 30% of the shares of Series A Preferred Stock remain outstanding, we may not take any of the following actions without first obtaining the written consent of the holders of a majority of the Series A Preferred Stock outstanding:

•	merge or consolidate with one or more entities or sell all or substantially all of our assets;
•	make an acquisition or series of related acquisitions for aggregate consideration greater than $10 million;
•

make any change or amendment to our certificate of incorporation or bylaws that adversely affects the voting powers, preferences or other rights of the Series A Preferred Stock, except that we may make appropriate amendments to our certificate of incorporation in connection with any issuance and sale of a subseries of Series A-3 Preferred Stock;

•	issue any equity securities ranking senior to or in parity with the Series A Preferred Stock as to dividend rights, redemption rights, liquidation preference and other rights;
•	pay any dividends on our capital stock, except for dividends on the Series A Preferred Stock;
•	our liquidation, dissolution, recapitalization or reorganization;
•

borrow funds, in one borrowing or a series of related borrowings, in an amount exceeding $1 million, other than revolving lines of credit provided by lenders based upon our accounts receivable and customary floor plan financings not to exceed $13.3 million and renewals or replacements of our existing lines of credit and floor plan financings; and

•

redeem or repurchase any of our capital stock, except for repurchases of employee common stock upon termination of employment pursuant to employment agreements effective at the time of the Series A-1 Preferred Stock closing.

Conversion

General. Shares of Series A Preferred Stock are convertible by their holders, at any time, into shares of our common stock, initially at a rate of one share of our common stock for every share of Series A Preferred Stock, reflecting an initial conversion price equal to the applicable Series A Preferred Stock purchase price. The conversion price of the Series A Preferred Stock is subject to adjustment as described below.

Automatic Conversion. The Series A Preferred Stock automatically will convert into shares of our common stock, if, at any time following eighteen months from the most recent Series A Preferred Stock closing date, the volume-weighted average closing price of our common stock over the immediately preceding 60 consecutive trading day period exceeds four times (4x) the applicable conversion price for the Series A Preferred Stock in effect at such time.

Automatic conversion may only occur if we have a currently effective registration statement on file with the SEC covering the resale of the shares of our common stock issuable upon conversion of the Series A Preferred Stock and upon the exercise of the warrants and such shares are listed on The Nasdaq Stock Market, a national stock exchange or an over-the-counter market bulletin board approved by the holders of a majority of the then outstanding shares of Series A Preferred Stock.

Adjustment of Conversion Price. The conversion price of the Series A Preferred Stock is subject to adjustment for specified events to be described in our certificate of incorporation, including stock splits, reclassifications and reorganization, issuance of stock dividends, mergers and certain sales of assets and certain issuances of our common stock or other securities convertible into or exercisable for our common stock at prices that are or are deemed to be below the applicable Series A Preferred Stock conversion price at the time of such issuance.

Preemptive Rights

Holders of the Series A Preferred Stock and of our common stock issuable upon conversion of Series A Preferred Stock will, subject to restrictions contained in our amended and restated certificate of incorporation, be entitled to purchase their respective pro rata share of any private equity offering we may conduct after the Series A-1 Preferred Stock closing.

Additional Non-Registered Stock Issuance

Effective May 21, 2004, we issued 27,363 shares of our common stock, valued at $45,150, to a single entity in partial consideration for services rendered in connection with the Pequot transaction. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held a special meeting of our shareholders on May 20, 2004. The matters acted on and the results of voting at the special meeting is set forth in Item 4 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation.*
3.2	Amended and Restated By-Laws, as amended.*
10.1	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, LLP and Pequot Offshore Private Equity Partners III, L.P.*
10.2	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP.*
10.3	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*
10.4

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

Reports on Form 8-K

Set forth below is a list of the Current Reports on Form 8-K we filed during the our fiscal quarter ended June 30, 2004.

•

We filed a Current Report on Form 8-K (Date of Report: May 21, 2004) on June 7, 2004 reporting, as an Item 2 event, a change in control resulting from the consummation of our sale of Series A-1 Preferred Stock and warrants to Pequot and, as an Item 5 event, our entering into an Amended and Restated Loan Agreement with Textron Financial Corporation.

•

We filed a Current Report on Form 8-K (Date of Report: June 18, 2004) on June 22, 2004 reporting, as an Item 12 event, our issuance of a press release announcing our financial results for our fiscal year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTM Technologies, Inc.
Date: August 13, 2004	By:	/s/ Francis J. Alfano

Francis J. Alfano, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004	By:	/s/ Alan Schwartz

Alan Schwartz, Chief Financial Officer (Principal Financial and Accounting Officer)

MTM Technologies, Inc.

QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended June 30, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation. [Incorporated by reference to exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the Securities and Exchange Commission on June 7, 2004.]

3.2

Amended and Restated By-Laws, as amended. [Incorporated by reference to exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]

10.1

Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, LLP and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the SEC on April 15, 2004.]

10.2

Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

10.3

Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 10.7 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

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