Form 10-Q
period 2004-09-30
MTM Technologies, Inc.
filed 2004-11-15
CIK 906282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended: September 30, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _________ to ________

COMMISSION FILE NUMBER:  0-22122

                             MTM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                NEW YORK                                 13-3354896
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

            850 CANAL STREET
              STAMFORD, CT                                  06902
 (Address of principal executive offices)                 (Zip Code)

                                 (203) 975-3700
              (Registrant's telephone number, including area code)

                                614 CORPORATE WAY
                            VALLEY COTTAGE, NY 10989
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were a total of 6,029,645 shares of the issuer's common stock, par value $.001 per share, outstanding as of November 10, 2004.

                             MTM TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheets as of September 30, 2004
   (Unaudited) and March 31, 2004...........................................   1

   Condensed Consolidated Statements of Operations for the Six
   Months Ended September 30, 2004 and 2003 (Unaudited).....................   2

   Condensed Consolidated Statements of Operations for the
   Three Months Ended September 30, 2004 and
   2003 (Unaudited).........................................................   3

   Condensed Consolidated Statements of Cash Flows for the
   Six Months Ended September 30, 2004 and 2003 (Unaudited).................   4

   Notes to Unaudited Condensed Consolidated Financial Statements...........   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  21
Item 4.  Controls and Procedures............................................  21

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................  21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  21
Item 3.  Defaults Upon Senior Securities....................................  24
Item 4.  Submission of Matters to a Vote of Security Holders................  24
Item 5.  Other Information..................................................  24
Item 6.  Exhibits...........................................................  24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30, 2004 March 31, 2004
                                                                                ------------------ --------------
                                                                                            (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.............................................    $       2,966,107   $         370,361
   Restricted cash.......................................................            1,000,000
   Accounts receivable - trade, net of allowance of $290,000 and $233,000,
     respectively........................................................           20,270,199          11,278,932
   Inventories...........................................................            1,825,469             858,544
   Prepaid expenses and other current assets.............................              810,675             525,970
                                                                             ------------------  ------------------
     Total current assets................................................           26,872,450          13,033,807
                                                                             ------------------  -----------------
Property and equipment...................................................           10,621,723           9,746,254
   Less accumulated deprecation and amortization.........................            7,811,872           7,038,281
                                                                             ------------------  ------------------
                                                                                     2,809,851           2,707,973
                                                                             ------------------  ------------------
Goodwill ................................................................           10,596,798           3,228,729
Other assets.............................................................              326,405             504,945
                                                                             ------------------  ------------------
       Total assets......................................................    $      40,605,504   $      19,475,454
                                                                             ==================  ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Secured notes payable.................................................    $       7,514,970   $       5,918,784
   Inventory financing agreements........................................            3,069,004           3,455,635
   Current portion of promissory notes...................................              135,153
   Accounts payable and accrued expenses.................................           12,782,356           3,252,736
   Deferred revenue......................................................            1,393,277           1,583,938
   Current portion of capital lease obligations..........................               13,474             100,070
                                                                             ------------------  ------------------
     Total current liabilities...........................................           24,908,234          14,311,163
Non-current portion of promissory notes..................................               83,172
Non-current portion of lease obligation..................................               34,978
Shareholders' equity:
   Series A Convertible Preferred Stock, par value $.001 per share; 14,000,000 shares authorized; 5,255,814 shares issued and
     outstanding at September 30, 2004...................................            8,028,000
   Common stock - $.001 par value; 80,000,000 and 10,000,000 shares authorized at September 30, 2004 and March 31, 2004, respectively;
     6,003,427 and 4,723,052 shares issued and outstanding at September 30,
     2004 and March 31, 2004, respectively...............................                6,004               4,724
   Additional paid-in capital............................................           21,090,027          15,364,227
   Accumulated deficit...................................................          (13,544,911)        (10,204,660)
                                                                             ------------------  ------------------
     Total shareholders' equity..........................................           15,579,120           5,164,291
                                                                             ------------------  ------------------
       Total liabilities and shareholders' equity........................    $      40,605,504   $      19,475,454
                                                                             ==================  ==================


            See Notes to Condensed Consolidated Financial Statements

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Six  Months Ended September 30,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
                                                                                           (Unaudited)

Net revenues:
   Products..............................................................    $      25,805,164   $      19,951,246
   Services..............................................................            8,149,495           9,213,084
                                                                             ------------------  ------------------
                                                                                    33,954,659          29,164,330
                                                                             ------------------  ------------------
Costs and expenses:
   Cost of products sold.................................................           23,821,789          19,060,486
   Cost of services provided.............................................            5,989,506           5,501,280
   Selling, general and administrative expenses..........................            7,266,728           5,034,946
                                                                             ------------------  ------------------
                                                                                    37,078,023          29,596,712
                                                                             ------------------  ------------------

Other income.............................................................                                    3,152
Interest expense.........................................................              216,887             201,605
                                                                             ------------------  ------------------
Net (loss) income........................................................    $      (3,340,251)  $       (630,835)
                                                                             ==================  ==================

Net (loss) income per common shares:
   Basic and diluted.....................................................    $           (0.66)  $          (0.13)
                                                                             ==================  =================

Weighted average number of common shares outstanding:
     Basic and diluted...................................................            5,052,273           4,723,152
                                                                             ==================  ==================



            See Notes to Condensed Consolidated Financial Statements

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three  Months Ended September 30,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
                                                                                           (Unaudited)

Net revenues:
   Products..............................................................    $      13,568,775   $      11,583,870
   Services..............................................................            5,152,536           3,941,708
                                                                             ------------------  ------------------
                                                                                    18,721,311          15,525,578
                                                                             ------------------  ------------------
Costs and expenses:
   Cost of products sold.................................................           12,405,190          11,021,376
   Cost of services provided.............................................            3,634,099           2,449,848
   Selling, general and administrative expenses..........................            3,425,262           2,626,624
                                                                             ------------------  ------------------
                                                                                    19,464,551          16,097,848
                                                                             ------------------  ------------------

Other income.............................................................                                    1,255
Interest expense.........................................................               92,359              96,959
                                                                             ------------------  ------------------
Net (loss) income........................................................    $        (835,599)  $       (667,974)
                                                                             ==================  ==================

Net (loss) income per common shares:
   Basic and diluted.....................................................    $           (0.16)  $          (0.14)
                                                                             ==================  =================

Weighted average number of common shares outstanding:
     Basic and diluted...................................................            5,369,587           4,723,152
                                                                             ==================  ==================


            See Notes to Condensed Consolidated Financial Statements

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended September 30,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
                                                                                           (Unaudited)

Cash flows from operating activities:
   Net (loss) income.....................................................    $      (3,340,251)  $       (630,835)
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Changes in operating assets and liabilities net of effects of acquisitions:
         Depreciation and amortization...................................              773,591            810,002
       (Increase) in accounts receivable.................................           (1,280,544)        (4,727,735)
       (Increase) decrease in inventory..................................             (143,008)            49,025
       (Increase) decrease in prepaid expenses and other current assets..             (131,841)           194,705
       Decrease in other assets..........................................              296,840              4,415
       Increase in accounts payable and accrued expenses.................              246,597          1,153,516
       (Decrease) in deferred revenue....................................             (908,508)
                                                                             -----------------   -----------------
         Net cash used in operating activities...........................           (4,487,124)        (3,146,907)
                                                                             -----------------   -----------------

Cash flows used in investing activities:
   Acquisition of property and equipment.................................             (434,933)          (398,698)
   Acquisition of businesses, net of cash acquired.......................           (4,065,573)
   Increase in restricted cash...........................................           (1,000,000)
                                                                             ------------------  ------------------
         Net cash used in investing activities...........................           (5,500,506)          (398,698)
                                                                             ------------------  ------------------

Cash flows from financing activities:
   Borrowing of secured notes payable....................................            1,596,186          1,786,470
   (Repayment) borrowing on inventory financing..........................             (386,631)         1,930,842
   Proceeds from issuance of preferred stock, net........................           11,505,081
   Payments on promissory note...........................................              (31,190)
   Payments on capital lease obligations.................................             (100,070)          (175,257)
                                                                             ------------------  ------------------
       Net cash provided by financing activities.........................           12,583,376          3,542,055
                                                                             ------------------  ------------------

Net increase/(decrease) in cash and cash equivalents.....................            2,595,746             (3,550)
Cash and cash equivalents at beginning of period.........................              370,361            118,452
                                                                             ------------------  ------------------
Cash and cash equivalents at end of period...............................    $       2,966,107   $        114,902
                                                                             ==================  ==================

Supplemental disclosures of cash flow information:
   Cash paid during the six months for -
     Interest............................................................    $         244,986   $        256,195
                                                                             ==================  ==================
     Income Taxes........................................................    $              --   $          9,765
                                                                             ==================  ==================


            See Notes to Condensed Consolidated Financial Statements

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements include the accounts of MTM Technologies, Inc. (formerly Micro-to-Mainframes, Inc.) and its wholly owned subsidiaries, Data.Com RESULTS, Inc. ("Data.Com"), MTM Advanced Technology, Inc. ("MTM"), PTI Corporation (formerly known as Pivot Technologies, Inc.) ("Pivot"), and MTM Technologies (California), Inc., hereinafter collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

The Company is a leading computer and communications technology management company providing IT networking and data center services, including storage, security, messaging, and internet protocol or "IP" telephony solutions. The Company serves as a single source provider of advanced technology solutions to large corporations, mid-sized companies, municipalities and educational institutions. The Company provides its clients with a suite of outsourced support services, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions. The Company also provides total solutions to its clients by delivering systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of WANS, LANS, wireless network solutions and computer hardware and software products. The Company provides its remote network solutions utilizing its proprietary solution marketed as "Pivot Technology."

The Company purchases computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the supplier, with or without cause, upon 30 to 90 days' notice, or immediately upon the occurrence of certain events. The sales of products from the Company's three largest manufacturers accounted for 33%, 20% and 10% of all product sales for the three months ended September 30, 2004. The sales of products from the Company's three largest manufacturers were 33%, 20% and 19% of all product sales for the three months ended September 30, 2003. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at a sufficiently low cost, which would allow for resale at a competitive market price.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (Commission file number: 0-22122) for the fiscal year ended March 31, 2004.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESTRICTED CASH

The Company has restricted $1,000,000 of cash in a blocked account for the benefit of a lender under the amended financing facility discussed in Note 2.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, the Company's net (loss) income and net (loss) income per common share for the six months and three months ended September 30, 2004 and 2003 would approximate the pro forma amounts indicated in the tables below.

                                                                                 Six Months Ended September 30,
                                                                                 ------------------------------
                                                                                       2004             2003
                                                                                 --------------     -----------
                                                                                     (dollars in thousands)
Net (loss) income - as reported..........................................    $          (3,340)     $      (631)
Stock-based compensation using the fair-value method.....................                 (363)             (26)
Net (loss) income - pro forma............................................               (3,703)            (657)
Basic and diluted net (loss) income per common share - as reported.......                 (.66)            (.13)
Basic and diluted net (loss) income per common share - pro forma.........                 (.73)            (.14)

                                                                                 Three Months Ended September 30,
                                                                                 --------------------------------
                                                                                       2004             2003
                                                                                 --------------     -------------
                                                                                     (dollars in thousands)
Net (loss) income - as reported..........................................    $            (835)     $      (668)
Stock-based compensation using the fair-value method.....................                 (218)              (5)
Net (loss) income - pro forma............................................               (1,053)            (673)
Basic and diluted net (loss) income per common share - as reported.......                 (.16)            (.14)
Basic and diluted net (loss) income per common share - pro forma.........                 (.20)            (.14)

Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended September 30, 2004 and 2003: risk-free interest rate of 4.1% and 3.0%, respectively; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 1.00 and 1.31, respectively; and an expected life of five and four years, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes option valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 2.  CREDIT FACILITIES:

On May 21, 2004, the Company and its subsidiaries entered into an Amended and Restated Financing Facility (the "Amended Financing Facility") with a financial institution (the "Lender"). The Amended Financing Facility provides for a credit facility of up to $10,000,000, secured by all of the Company's assets, except for permitted encumbrances, and expires on May 21, 2005. Two forms of loans can be made under the Amended Financing Facility: floor plan financings and revolving receivable financings. The floor plan financings generally allow the Company to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrues on floor plan financings after such 30-day period at the rate equal to six basis points over a specified prime rate. The revolving receivable financings allow the Company to borrow against current account receivables that meet certain specified standards. Interest accrues on revolving receivable financings immediately upon funding a specified prime rate. The Amended Financing Facility contains other affirmative and negative covenants, including those relating to the Company's tangible net worth and other financial conditions. The Company is required to pay additional fees if it exceeds the maximum permitted aggregate loan amount of $10,000,000 or if the Company is found to be in default under the Amended Financing Facility. The Lender also is entitled to make periodic reviews and audits of the Company's records, files, books of account and other documents. The Company will incur an annual facility fee computed at 0.2% of the amount of the total facility.

As of September 30, 2004, the Company was not in compliance with the covenant set forth in the Amended Financing Facility requiring the Company to maintain a minimum tangible net worth, however, the Company has received a letter from the Lender under the Amended Financing Facility which provides that as an accommodation to the Company, the Lender presently intends to make loans to the Company notwithstanding the default. The letter can be withdrawn at any time.

The Company's total outstanding debt under the revolving receivable financing facility was $7,514,970 as at September 30, 2004 and $5,918,784 as at March 31, 2004. The amount outstanding under inventory financing was $3,069,004 as at September 30, 2004 and $3,455,635 as at March 31, 2004.

NOTE 3.  COMMITMENTS AND CONTINGENCIES:

On April 1, 2003, Andrew J. Maxwell, trustee (the "Trustee") of the Chapter 7 bankruptcy case of Marchfirst, Inc. and its subsidiaries and affiliates (collectively, the "Debtors"), filed a complaint (the "Complaint") against the Company in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division. The Debtors had filed petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on April 12, 2001 (the "Petition Date"). The Debtors' bankruptcy case was thereafter converted to a Chapter 7 bankruptcy case on or about April 26, 2001. During the 90 days preceding the Petition Date, the Debtors transferred to the Company an aggregate of approximately $212,000 (the "Transfer") on account of debts owed by the Debtors to the Company. The Complaint alleges that the Transfer constituted a preference within the meaning of Section 547(b) of the Bankruptcy Code, and seeks return of the amount of the Transfer, together with interest and costs incurred by the Trustee in bringing suit, including attorney's fees, to the extent permitted under the Bankruptcy Code. The Company answered the Complaint denying liability and asserting affirmative defenses under Sections 547(c) (2) and (4) of the Bankruptcy Code, commonly known as the "ordinary course of business" and "new value" defenses, respectively. The Company believes that an adverse outcome is not probable and has not accrued any amount with respect to the Complaint and Transfer.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements, which require the following payments:

        Year Ending March 31,
        ---------------------
                2005           ................................  $     1,288,000
                2006           ................................        2,033,000
                2007           ................................        1,285,000
                2008           ................................          112,000
                                                                 ---------------
                                                                 $     4,718,000
                                                                 ===============

In addition, certain of the agreements provide for bonus compensation based on certain performance goals, as defined.

NOTE 4. AUTHORIZATION OF SERIES A PREFERRED STOCK; SALE OF SERIES A-1 PREFERRED STOCK AND WARRANTS:

On January 29, 2004, the Company entered into an agreement to sell to Pequot Private Equity Fund III, LLP and Pequot Offshore Private Equity Partners III, L.P. (collectively, "Pequot") an aggregate of up to $25 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 21, 2004, Pequot purchased $7 million of Series A-1 Convertible Preferred Stock which is convertible into 3,255,814 shares of the Company's common stock at the conversion price of $2.15 per share, and 500,000 common stock warrants which are exercisable at a price of $2.46 per share. On September 16, 2004, Pequot purchased $5.5 million of Series A-2 Convertible Preferred Stock which is convertible into 2,000,000 shares of the Company's common stock at the conversion price of $2.75 per share, and 400,000 common stock warrants which are exercisable at a price of $3.44 per share.

Pequot also received rights to purchase, solely at its option, Series A-3 Convertible Preferred Stock aggregating up to $12.5 million, plus warrants to purchase additional shares of common stock. Costs incurred in connection with the consummation of the initial Pequot transaction amounted to approximately $1 million. Payments aggregating $1.1 million were made to two officers of the Company and an additional $400,000 funded a rabbi trust from which payments aggregating $200,000 will be paid to these officers on each of May 21, 2005 and 2006. Costs incurred in connection with the consummation of the second Pequot transaction amounted to approximately $25,000. The net proceeds of the Pequot investments have been used to fund acquisition transactions and working capital, and any future sale of Series A Preferred Stock are also expected to be used to fund acquisition transactions and working capital.

In connection with the initial Pequot investment, the Company allocated the net proceeds from the sale of the (a) Series A-1 Convertible Preferred Stock, (b) warrants to purchase 500,000 shares of the Company's common stock and (c) rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants based on their relative fair values as at the date of the sale of the Series A-1 Preferred Stock and 500,000 warrants. The Company allocated and recorded $2.9 million to the Series A-1 Preferred Stock and assigned and credited to additional paid-in capital (x) $600,000 for the 500,000 warrants sold with the Series A-1 Preferred Stock and (y) $3.2 million for the rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants. Additionally, a finder's fee was paid, consisting of $70,000 in cash and 27,363 shares of the Company's common stock, valued at $45,150, which was charged against additional paid-in capital. In connection with the Pequot purchase of the Series A-2 Convertible Preferred Stock and related warrants the Company allocated and recorded $5.1 million to the Series A-2 Convertible Preferred Stock and assigned and credited to additional paid in capital $0.4 million for the fair value of the warrants.

NOTE 5.  SEGMENT INFORMATION:

The Company is a leading computer and communications technology management company providing IT networking and data center services, including storage, security, messaging and IP telephony solutions. The Company serves as a single source provider of advanced technology solutions to large corporations, mid-sized companies, municipalities and educational institutions. The Company provides its clients with a suite of outsourced support services, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support training, and product procurement solutions. The Company also provides total solutions to its clients by delivering systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of WANS, LANS, wireless network solutions and computer hardware and software products. The Company provides its remote network solutions utilizing its proprietary solution marketed as "Pivot Technology." The Company has aggregated its business units into three reportable segments: Pivot Technologies, Data.Com and Micros-to-Mainframes. The accounting policies of the segments are the same as those described in the summary of accounting policies. There are no material inter-segment sales. Each unit shares facilities, and sales and administrative support services. Management evaluates performance on gross profits and operating results of the three business segments. Summarized financial information concerning the Company's reportable segments for the six months and three months ended September 30, 2004 and 2003 are set forth on the following tables.

                               For the Six Months Ended September 30, 2004    For the Six Months Ended September 30, 2003
                               ------------------------------------------------------------------------------------------
                                 Pivot     Data.Com     MTM       Total        Pivot      Data.Com      MTM        Total
                               --------  -----------   -----    -------      ---------    --------    -------     -------
                                                                    (In thousands)
Net revenues:
   Products..............  $       --  $    5,968  $   19,837  $   25,805   $       --  $    1,903  $   18,048  $  19,951
   Services..............         676       2,472       5,002       8,150          878       3,638       4,697      9,213
Cost of products sold....          --       5,546      18,276      23,822           --       1,773      17,287     19,060
Cost of services
   provided..............         414       1,923       3,652       5,989          299       2,402       2,799      5,500
Gross profit.............         262         971       2,911       4,144          579       1,366       2,659      4,604
Operating expenses.......         204         975       6,088       7,267          386       1,066       3,583      5,035
Other income.............          --          --          --          --           --          --           3          3
Interest expense.........           4          --         213         217           21          --         181        202
Income (loss) from
   operations............          54          (4)     (3,390)     (3,340)         172         300      (1,102)      (630)

Segment assets...........       4,079       3,322      33,204      40,606        5,950       4,006      17,063     27,019
Capital expenditures.....          45          10         380         435          245          --         154        399
Depreciation and
   amortization expense..         451          20         303         774          535          21         254        810

                               For the Three Months Ended September 30, 2004    For the Three Months Ended September 30, 2003
                               ----------------------------------------------------------------------------------------------
                                 Pivot     Data.Com     MTM       Total        Pivot      Data.Com      MTM        Total
                               --------  -----------   -----    -------      ---------    --------    -------     --------
                                                                    (In thousands)
Net revenues:
   Products..............  $       --  $    3,970  $    9,599  $   13,569   $       --  $      722  $   10,862  $  11,584
   Services..............         309       1,368       3,476       5,153          487       1,548       1,907      3,942
Cost of products sold....          --       3,707       8,698      12,405           --         693      10,328     11,021
Cost of services
   provided..............         246       1,017       2,371       3,634          119       1,025       1,305      2,449
Gross profit.............          63         614       2,006       2,683          368         552       1,136      2,056
Operating expenses.......          43         617       2,765       3,425          274         410       1,943      2,627
Other income.............          --          --          --          --           --          --           1          1
Interest expense.........         (2)          --          94          92            8          --          89         97
Income (loss) from
   operations............          22          (3)       (853)       (834)          86         142        (895)      (667)

Segment assets...........       4,079       3,322      33,204      40,606        5.950       4,006      17,063     27,019
Capital expenditures.....          --          --         317         435          160          --         104        264
Depreciation and
   amortization expense..         194          10         168         774          271          11         129        411



NOTE 6. 2004 EQUITY INCENTIVE PLAN:

On May 20, 2004, the Company's shareholders approved the Company's 2004 Equity Incentive Plan. On the following day, executive officers were granted options to purchase an aggregate of 625,000 shares of the Company's common stock at a price of $2.15 per share. Other options, to purchase an additional 372,500 shares, were granted to a newly employed executive officer and certain managers of the Company at prices ranging from $1.37 per share to $2.15 per share.

NOTE 7. ACQUISITIONS

On July 2, 2004, the Company acquired DataVox Technologies, Inc. ("DataVox). The results of operations of DataVox are included with the results of operations of the Company from the date of acquisition. DataVox, located in New York City, offers advanced technology solutions including, security, storage networking, wireless technologies, as well as solutions for networking, facilities engineering and data center technologies. DataVox's founders have also joined the Company.

The purchase price of the DataVox acquisition was approximately $2,150,000 and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash, promissory notes and 753,012 shares of the Company's common stock. The Company issued a promissory note, in the principal amount of $124,757, to each of the DataVox Shareholders (the "DataVox Notes"). Each DataVox Note is payable in five equal quarterly installments of $20,792 and one final quarterly installment of $20,792, (each, an "Installment") such Installments being due on October 1, 2004, January 1, 2005, April 1 2005, July 1, 2005, October 1, 2005 and January 1, 2006 (each, an "Installment Due Date"), without interest. Payments of principal and interest, if any, on the DataVox Notes is payable at the Company's option in any combination of cash and common stock, provided that all payments must be made with a minimum of 25% cash and cannot be made with more than a maximum of 75% cash. In determining the value of a share of common stock, such shares shall be valued at the "market price" at the date such payment first became due and payable. Market price means an amount equal to the average, for each of the 15 consecutive trading days immediately prior to such date, of the closing prices for a share of common stock on such trading days. On October 1, 2004, the Company issued 6,218 shares of common stock in partial payment of the first installments due under the DataVox Notes. Based upon the stock price of the Company's common stock on November 8, 2004 of $2.80 per share, the maximum number of shares the Company is obligated to issue for the remaining five installments of the DataVox Notes would be approximately 56,000.

On September 17, 2004, the Company acquired Network Catalyst, Inc. The results of operations of Network Catalyst are included with the results of operations of the Company from September 17, 2004. Network Catalyst provides advanced technology solutions in the VOIP (Voice Over Internet Protocol), infrastructure and security fields to clients located throughout the Southern California region. The Network Catalyst senior management team has joined the Company.

The purchase price of the Network Catalyst acquisition was $5,000,000 and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash, promissory notes and 500,000 shares of the Company's common stock. In addition, as part of the Network Catalyst purchase price, the Company agreed to pay to Network Catalyst additional cash amounts as well as transfer to Network Catalyst additional shares of common stock on the achievement of certain financial targets. More particularly, in the event that as of the end of any fiscal quarter, the earnings before interest, taxes, depreciation and amortization attributable to the acquired business during the period beginning October 1, 2004 and ending on September 30, 2005 (the "Earnout Period") equals or exceeds $2,000,000, then the Company is required to (x) pay to Network Catalyst $960,000 in cash, and (y) issue to Network Catalyst that number of shares of common stock determined by dividing $240,000 by the greater of (A) the average trading price of the common stock for the 20 business days ending immediately preceding the end of the Earnout Period and (B) $2.15.

UNAUDITED PRO FORMA SUMMARY

The following pro forma consolidated amounts give effect to the Company's Network Catalyst acquisition accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired net asset for the three and six months ended September 30, 2004 and 2003.

The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.



                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Six  Months Ended September 30,
                                                                             --------------------------------------
                                                                                      2004                2003
                                                                             ------------------  ------------------
                                                                                           (Unaudited)

Net revenues:
   Products..............................................................    $      36,749,138   $      31,944,099
   Services..............................................................           12,725,881          12,860,906
                                                                             ------------------  ------------------
                                                                                    49,475,019          44,805,005
                                                                             ------------------  ------------------
Costs and expenses:
   Cost of products sold.................................................           33,684,924          29,490,832
   Cost of services provided.............................................            9,425,583           8,323,872
   Selling, general and administrative expenses..........................            9,290,263           7,211,551
                                                                             ------------------  ------------------
                                                                                    52,400,770          45,026,255
                                                                             ------------------  ------------------

Other income.............................................................                   --              (3,152)
Interest expense.........................................................              346,482             366,014
                                                                             ------------------  ------------------
Net (loss) income........................................................    $      (3,272,234)  $        (584,112)
                                                                             ==================  ==================

Net (loss) income per common shares:
   Basic and diluted (1).................................................    $           (0.59)  $           (0.11)
                                                                             ==================  ==================

Weighted average number of common shares outstanding:
     Basic and diluted (1)...............................................            5,533,147           5,223,152
                                                                             ==================  ==================

(1) The weighted average shares used to compute pro forma basic and diluted net (loss) per share for the six month periods ended September 30, 2004 and 2003 includes 500,000 shares of common stock issued as if the shares were issued on April 1, 2004 and 2003, respectively.

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three  Months Ended  September 30,
                                                                             ----------------------------------
                                                                                    2004                2003
                                                                             ----------------------------------
                                                                                          (Unaudited)

Net revenues:
   Products..............................................................    $      18,170,802   $      17,882,781
   Services..............................................................            7,868,230           5,858,780
                                                                             ------------------  ------------------
                                                                                    26,039,032          23,741,561
                                                                             ------------------  ------------------
Costs and expenses:
   Cost of products sold.................................................           16,872,072          16,558,136
   Cost of services provided.............................................            5,448,572           4,020,172
   Selling, general and administrative expenses..........................            4,567,281           3,628,335
                                                                             ------------------  ------------------
                                                                                    26,887,925          24,206,643
                                                                             ------------------  ------------------

Other income.............................................................                   --               1,255
Interest expense.........................................................              152,176             183,634
                                                                             ------------------  ------------------
Net (loss) income........................................................    $      (1,001,069)   $       (647,461)
                                                                             ==================  ==================

Net (loss) income per common shares:
   Basic and diluted (1).................................................    $           (0.17)   $          (0.12)
                                                                             ==================  =================

Weighted average number of common shares outstanding:
     Basic and diluted (1)...............................................            5,831,544           5,223,152
                                                                             ==================  ==================

(1) The weighted average shares used to compute pro forma basic and diluted net (loss) per share for the three month periods ended September 30, 2004 and 2003 includes 500,000 shares of common stock issued as if the shares were issued on July 1, 2004 and 2003, respectively.


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

INTRODUCTORY COMMENT - TERMINOLOGY

Throughout this Quarterly Report on Form 10-Q, the terms the "we," "us," "our" and "our company" refers to MTM Technologies, Inc. (formerly, Micros-to-Mainframes, Inc.) ("MTM") and, unless the context indicates otherwise, includes, on a consolidated basis, MTM's wholly-owned subsidiaries, PTI Corporation (formerly known as Pivot Technologies, Inc., ("PTI"), MTM Advanced Technology, Inc. ("MTM Advanced"), Data.Com Results, Inc. ("DCR") and MTM Technologies (California), Inc. ("MTM California"); "Pequot Fund" refers to Pequot Private Equity Fund III, LLP; "Pequot Partners" refers to Pequot Offshore Private Equity Partners III, L.P.; and "Pequot" refers to the Pequot Fund and Pequot Partners, collectively.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:
o the market acceptance, revenues and profitability of our current and future products and services;
o our ability to acquire additional companies and ability to successfully integrate such acquisitions, if any, into our operations;
o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate;
o    the competitive environments within the industries in which we operate;
o    our ability to raise additional capital, if and as needed;
o    the cost-effectiveness of our product and service development activities;
o the extent that our sales network and marketing programs achieve satisfactory response rates;
o political and regulatory matters affecting the industries in which we operate; and
o the other risks detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

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

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accounting estimates in these financial statements include reserves for trade accounts receivable and vendor accounts receivable. Actual results could differ from those estimates.

OVERVIEW

We are a leading computer and communications technology management company providing information technology, or "IT," networking and data center services, including storage, security, messaging and internet protocol, or "IP," telephony solutions. We serve as a single source provider of advanced technology solutions to divisions of large corporations, mid-size companies, municipalities and educational institutions. We provide our clients with a suite of outsourced support services; network and mainframe connectivity consulting; remote network monitoring and management; network and system diagnostics, product maintenance and support, training, and product procurement solutions. We also provide total solutions to our clients by delivering systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of wide area networks, or "WANS," local area networks, or "LANS," wireless network solutions and computer hardware and software products.

We provide our remote network solutions by utilizing our proprietary solution which we market as "Pivot Technology."

There is a rapidly growing trend of companies outsourcing their computer services requirements. This entails a client company obtaining all or a portion of its data processing requirements from solution providers, such as us, that specialize in the computer service, product or application required by these client companies. Our strategy is to offer these companies a selective outsourced infrastructure solution at competitive prices. We are focusing on developing our higher margin recurring service offerings, while maintaining control over our expenses and improving our balance sheet. These services include our outsourced support services; contract programming, internet protocol, or "IP," telephony solutions, network consulting, network management and monitoring, security solutions, collaboration solutions focused primarily on Microsoft Exchange, data storage (including disaster recovery and data back-up) and IT staff leasing.

Since 1991, we have evolved to become a provider of IT professional services and IT managed solutions. We are focusing our current marketing efforts in accelerating growth in such areas. Services accounted for approximately 28% of our revenues for the three months ended September 30, 2004, as compared to 25% in the comparable 2003 period, with a small portion of these revenues derived from maintenance and repair services.

On May 20, 2004, our shareholders approved an investment of up to $25 million by Pequot under the terms of our January 29, 2004 Purchase Agreement with Pequot. The investment is to be made through Pequot's purchase from us of shares of our Series A Convertible Preferred Stock and warrants to purchase shares of our common stock. On May 21, 2004, we completed an initial $7 million investment from Pequot and on September 16, 2004 we completed a second $5.5 million investment from Pequot. We refer to these investments as the "Pequot investment."

We have used these funds to execute a growth through acquisition strategy, as well as for working capital needs. We believe that there is an opportunity to consolidate similar businesses throughout the United States. We expect to focus our acquisition strategy on businesses providing networking, messaging, storage and security solutions. The acquisition targets are expected to include companies providing IT services and products, as well as certain managed solutions. We intend to seek acquisitions to enhance our current service offerings and extend our geographic presence. We seek to identify businesses which will add technical expertise and service offerings, customers, sales capabilities and/or geographic coverage while generating a positive rate of return on investment. Furthermore, we intend to capitalize on the business practices of acquired companies that we believe will best maintain our competitive advantage and ensure ongoing delivery of high quality IT solutions to our customers. The acquisition candidates we review can be large, and their acquisition by us could have a significant and lasting impact on our business.

We commenced the execution of our growth-through-acquisition strategy on July 2, 2004 when we acquired the business and operating assets of DataVox Technologies, Inc. ("DataVox"). DataVox, based in New York City, is a Cisco AVVID (Architecture for Voice, Video and Integrated Data) authorized partner, offering advanced technology solutions, including IP telephony, security, storage, networking and wireless technologies solutions, as well as network facilities engineering and data center technology consulting and services. The consideration we paid to acquire the business and operating assets of DataVox included cash, promissory notes and the issuance of 753,012 shares of our common stock.

We continued executing on our growth-through-acquisition strategy on September 17, 2004 when we acquired substantially all of the business and operating assets of Network Catalyst, Inc. ("Network Catalyst"). Network Catalyst provides advanced technology solutions in the VOIP (Voice Over Internet Protocol), infrastructure and security fields to clients located throughout the Southern California region. The consideration we paid to acquire the business and operating assets of Network Catalyst included cash payments totaling approximately $4.0 million and the issuance of 500,000 shares of our common stock. A portion of such cash payments and shares have been placed into escrow. We also agreed to pay the seller an additional $960,000 and issue up to a maximum of 111,627 shares of our common stock if the acquired business generates at least $2 million in income, before interest, taxes, depreciation and amortization, during the twelve month period commencing on October 1, 2004.

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

GOODWILL AND INTANGIBLES

Goodwill is not amortized, but is regularly tested for impairment, in accordance with SFAS No. 142, "Goodwill and Intangible Assets."

We recorded goodwill as a result of our acquisition of PTI and DCR, which we currently are operating as wholly-owned subsidiaries. We determined the fair value of both companies' operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of three years at March 31, 2004, plus an assumed average growth rate for all years beyond the initial projected period. Based on this analysis, we determined that our goodwill was not impaired. Since March 31, 2004, no events have transpired which would change the aforementioned determination. In connection with the acquisitions of DataVox and Network Catalyst, we recorded goodwill in the amount of $1.9 million and $5.5 million, respectively. Goodwill was determined by comparing the purchase price and related transaction costs with the fair value of the net tangible assets and liabilities acquired.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

PEQUOT INVESTMENT

In connection with the Pequot investment, we allocated the net proceeds from the sale of the (a) Series A-1 Convertible Preferred Stock, (b) warrants to purchase 500,000 shares of our common stock and (c) rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants based on their relative fair values as at the date of the sale of the Series A-1 Preferred Stock and 500,000 warrants. We allocated and recorded $2.9 million to the Series A-1 Preferred Stock and assigned and credited to additional paid-in capital (x) $600,000 for the 500,000 warrants sold with the Series A-1 Preferred Stock and (y) $3.2 million for the rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants. Additionally, a finder's fee was paid, consisting of $70,000 in cash and 27,363 shares of our common stock, valued at $45,150, which was charged against additional paid-in capital. In connection with the Pequot purchase of the Series A-2 Convertible Preferred Stock and related warrants the Company allocated and recorded $5.1 million to the Series A-2 Convertible Preferred Stock and assigned and credited to additional paid in capital $0.4 million.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statement of operations expressed as a percentage of net revenue:


                                         Six  Months Ended September 30,        Three Months Ended September 30,
                                    --------------------------------------      --------------------------------
                                         2004(a)                 2003              2004(a)               2003
                                    ------------------  ------------------      ---------------      -----------
Net revenues:
   Products.....................           76.0%                  68.4%             72.5%                 74.6%
   Services.....................           24.0%                  31.6%             27.5%                 25.4%
                                    ------------------  ------------------      ---------------      -----------
Total net revenues                        100.0%                 100.0%            100.0%                100.0%
                                    ------------------  ------------------      ---------------      -----------
Cost of products................           70.2%                  65.4%             66.3%                 71.0%
Cost of services................           17.6%                  18.9%             19.4%                 15.8%
Gross profit - products.........            5.8%                   3.1%              6.2%                  3.6%
Gross profit - services.........            6.4%                  12.7%              8.1%                  9.6%
Gross profit - total............           12.2%                  15.8%             14.3%                 13.2%
Selling, general and
  administrative expenses.......           21.4%                  17.3%             18.3%                 16.9%
Interest expense................            0.6%                   0.7%              0.5%                  0.6%
Net (loss) income...............           -9.8%                  -2.2%             -4.5%                 -4.3%

(a) 2004 selling, general and administrative expense includes $1,100,000 of expenses in the six months ended September 30, 2004, for payments made to two officers of the company in connection with the Pequot investment.

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003

Net Revenue

Net revenue for the three months ended September 30, 2004 was $18.7 million, as compared with net revenue of $15.5 million for the comparable 2003 period. For the six months ended September 30, 2004, net revenue amounted to $34.0 million, as compared with net revenue of $29.2 million for the comparable 2003 period. The Company has achieved growth of 17% for products and 31% in services for the three months ended September 30, 2004, as compared with the same three month period in 2003. The increase in revenue primarily was due to the inclusion of the results of our acquisitions during the past three months as well as an increase in customer demand for our products and services.

Gross Profit

Gross profit for the three months ended September 30, 2004 was $2.7 million, as compared with gross profit of $2.1 million for the comparable 2003 period. For the six months ended September 30, 2004, gross profit amounted to $4.1 million, as compared with gross profit of $4.6 million for the comparable 2003 period. The Company achieved gross margins of 14.3% for the three months ended September 30, 2004, as compared to gross margins of 13.2% for the three months ended September 30, 2003.

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

Selling, General and Administrative

Selling, general and administrative expenses increased to $3.4 million in the three months ended September 30, 2004 from $2.6 million in the comparable 2003 period. Expressed as a percentage of net revenues, selling, general and administrative expense was 18.3% as compared to 16.9% in the comparable 2003 period. For the six months ended September 30, 2004, selling, general and administrative expenses increased to $7.3 million from $5.0 million during the six months ended September 30, 2003. The 2004 expenses included $1.1 million for special compensation arrangements incurred in connection with the Pequot investment.

Interest Expense

Interest expense was $0.1 million in the three months ended September 30, 2004 and 2003. In addition, interest expense was $0.2 million in the six months ended September 30, 2004 and 2003. As a percentage of net revenues interest expense went down by 0.1% for the three months ended September 30, 2004 compared to the same period in 2003 and for the six months ended September 30, 2004 compared to the same period in 2003.

Net Loss

The net loss was $0.8 million in the three months ended September 30, 2004 as compared to a net loss of $0.7 million in the comparable 2003 period. The net loss was $3.3 million in the six months ended September 30, 2004 as compared to a net loss of $0.6 million in the comparable 2003 period. The increase in the net loss was result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

We measure our liquidity in a number of ways, including the following:

                                               (Dollars in thousands)
                                              As at               As at
                                      September 30, 2004     March 31, 2004
                                      ------------------     --------------
Cash and cash equivalents..............     $  2,966         $     370
Working capital........................     $  1,964         $  (1,277)

Current ratio..........................        1.08:1           0.91:1
Secured notes payable..................     $  7,515         $   5,919


Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During the six months ended September 30, 2004, we used cash of approximately $4.5 million in operating activities. This primarily resulted from the increases in accounts receivable from customers of $1.3 million, a decrease in deferred revenue of $0.9 million, an increase in accounts payable of $0.2 million, a decrease in other assets of $0.3 million and depreciation and amortization charges of $0.8 million and the net loss of $3.3 million.

Net cash used in investing activities amounted to approximately $5.5 million. The significant uses were for the acquisition of businesses of $4.1 million, an increase in restricted cash of $1.0 million and for the acquisition of property and equipment in the amount of $0.4 million. In addition, net cash provided by financing activities was $12.6 million primarily related to the net proceeds from the issuance of 5,255,814 shares of Series A Preferred Stock ($11.5 million) and net borrowings under our secured notes payable and inventory financing ($1.6 million).

We had working capital of approximately $2.0 million as of September 30, 2004 an increase of $0.7 million from March 31, 2004.

As a result of the foregoing, our cash increased approximately $2.6 million.

We entered into an Amended and Restated Financing Facility with Textron Financial Corporation (the "Lender") on May 21, 2004, which amended and superseded our prior financing arrangement with the lender. The amended facility has a term of one year. The amended financing facility provides for borrowings of up to $10 million, secured by all of our assets, except for permitted encumbrances. Two forms of borrowings can be made under the amended financing facility: floor plan financings and revolving receivable financings. The floor plan financings generally allow us to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrues on floor plan financings after such 30-day period at the rate equal to six basis points over a specified prime rate. The revolving receivable financing allows us to borrow against current account receivables that meet certain specified standards. Interest accrues on revolving receivable financings immediately upon funding at prime rate. The amended financing facility contains other affirmative and negative covenants, including those relating to our tangible net worth and other financial conditions. We are required to pay additional fees if our borrowings exceed the maximum permitted aggregate loan amount of $10 million or if we are found to be in breach under the amended financing facility. The Lender also is entitled to make periodic reviews and audits of our records, files, books of account and other documents. We incur an annual facility fee of 0.2% of the amount of the total facility.

Our total outstanding debt under the revolving receivable financing facility was $7.5 million at September 30, 2004 and $5.9 million at March 31, 2004. The amount outstanding under the inventory financing agreement was $3.1 million at September 30, 2004 and $3.5 million at March 31, 2004. As of September 30, 2004, the Company was not in compliance with the covenant set forth in the Amended Financing Facility requiring the Company to maintain a minimum tangible net worth, however, the Company has received a letter from the Lender under the Amended Financing Facility which provides that as an accommodation to the Company, the Lender presently intends to make loans to the Company notwithstanding the default. The letter can be withdrawn at any time.

Our other financing arrangement is a $0.3 million floor plan financing agreement we entered into on May 25, 1989. Financing under this agreement is secured by our assets, other than inventories and accounts receivable directly financed and secured by other floor plan lenders. The total amount due to this lender was under $0.1 million as of September 30, 2004.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

Our customers are primarily mid- to large-sized corporations in diversified industries located in the New York tri-state metropolitan area and Southern California.

Two of our customers accounted for 25% of our total accounts receivable. One of our largest customers is a telecommunications company which represented $3.8 million, or 18%, of our accounts receivable as at September 30, 2004. Revenues generated from this customer represented 14% of our total revenues for the three months ended September 30, 2004.

Accounts receivable from another of our customers, a financial institution, accounted for approximately 7% of our total accounts receivable at September 30, 2004. Revenues generated from this customer represented 6% of our total revenues for the three months ended September 30, 2004.

The loss of any of these customers, or any of our other major customers, could be expected to have a material adverse effect on our financial condition during the short term and until we are able to generate replacement business, although there can be no assurance of obtaining such business.

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


ITEM 4. CONTROLS AND PROCEDURES.

An evaluation was performed, as of September 30, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004. As of September 30, 2004 there have been no significant changes in our internal controls or financial reporting that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

References is made to the disclosures contained in Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, for information concerning material legal proceedings involving our company There were no material developments concerning such material legal proceedings during our fiscal quarter ended September 30, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ACQUISITION OF DATAVOX TECHNOLOGIES, INC.

On July 2, 2004, pursuant to an Asset Purchase Agreement, dated July 2, 2004 ("DataVox Asset Purchase Agreement"), by and among DataVox Technologies, Inc., a New York corporation ("DataVox"), Norbert Sluzewski, a natural person ("Sluzewski ") and Michael Ritchken, a natural person ("Ritchken" and, together with Sluzewski, the "DataVox Shareholders") and us, we acquired from DataVox substantially all of its assets used in the conduct of its business of data, voice and infrastructure technology services. We also assumed certain liabilities of DataVox relating to the assets acquired. The DataVox Shareholders were the record and beneficial owners of all of the issued and outstanding capital stock of DataVox.

In addition to assuming certain liabilities, making cash payments and issuing promissory notes, we issued 753,012 shares of our common stock, $.001 par value

("Common Stock") as consideration for the assets acquired from DataVox. The shares were issued as follows: (i) a certificate representing 355,422 shares was issued and delivered to Sluzewski on July 21, 2004, (ii) a certificate representing 355,422 shares was issued and delivered to Ritchken on July 21, 2004, and (iii) a certificate representing 42,168 shares was issued and delivered to Amtech Associates on July 21, 2004 in partial consideration for services it rendered in connection with the DataVox transaction.

In addition, as part of the consideration paid for the assets of DataVox, we issued a promissory note, in the principal amount of $124,757, to each of the DataVox Shareholders (the "DataVox Notes"). Each DataVox Note is payable in five equal quarterly installments of $20,792 and one final quarterly installment of $20,792, (each, an "Installment") such Installments being due on October 1, 2004, January 1, 2005, April 1 2005, July 1, 2005, October 1, 2005 and January 1, 2006 (each, an "Installment Due Date"), without interest. Payments of principal and interest, if any, on the DataVox Notes is payable at our option in any combination of cash and Common Stock, provided that all payments must be made with a minimum of 25% cash and cannot be made with more than a maximum of 75% cash. In determining the value of a share of Common Stock, such shares shall be valued at the "market price" at the date such payment first became due and payable. Market price means an amount equal to the average, for each of the 15 consecutive trading days immediately prior to such date, of the closing prices for a share of Common Stock on such trading days.

We did not, and DataVox has represented to us that it did not, directly or indirectly pay any commission or remuneration to any person in connection with the issuance and sale of the shares of Common Stock issued in the acquisition of its assets and operations, except as set for above. The Company issued and sold such Common Stock in reliance upon the exemption afforded by the provisions of
Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), and/or Regulation D thereunder. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. DataVox and the DataVox Shareholders received, or had access to, material information concerning our company, including but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

ACQUISITION OF NETWORK CATALYST, INC.

On September 17, 2004, pursuant to an Asset Purchase Agreement, dated September 17, 2004 ("Network Catalyst Asset Purchase Agreement"), by and among Network Catalyst, Inc., a California corporation (the "Network Catalyst"), William Corbin, a natural person ("Corbin") and Rocci J. Della Maggiore, a natural person (together with Corbin, the "Network Catalyst Shareholders") and us, we acquired from Network Catalyst substantially all of its assets used in the conduct of its business of providing information technology security, convergence and infrastructure. We also assumed certain liabilities of Network Catalyst relating to the assets acquired. The Network Catalyst Shareholders were the record and beneficial owners of substantially all of the issued and outstanding capital stock of Network Catalyst.

In addition to assuming certain liabilities and making certain cash payments we issued 500,000 shares of our Common Stock to Network Catalyst on September 23, 2004, of which a certificate representing 400,000 shares was issued and delivered to Network Catalyst and a certificate representing 100,000 shares was delivered to the Escrow Agent to be held and distributed pursuant to the terms of the Escrow Agreement.

In addition, as part of the Network Catalyst purchase price, we agreed to pay to Network Catalyst additional cash amounts as well as transfer to Network Catalyst additional shares of our Common Stock on the achievement of certain financial targets. More particularly, in the event that as of the end of any fiscal quarter, the income before interest, taxes, depreciation and amortization attributable to the acquired business during the period beginning October 1, 2004 and ending on September 30, 2005 (the "Earnout Period") equals or exceeds $2,000,000, then we are required to (x) pay to Network Catalyst $960,000 in cash, and (y) issue to Network Catalyst that number of shares of our Common Stock determined by dividing $240,000 by the greater of (A) the average trading price of our Common Stock for the 20 business days ending immediately preceding the end of the Earnout Period and (B) $2.15.

We did not, and Network Catalyst has represented to us that it did not, directly or indirectly pay any commission or renumeration to any person in connection with the issuance and sale of the shares of Common Stock issued in the acquisition of its assets and operations. The Company issued and sold such Common Stock in reliance upon the exemption afforded by the provisions of
Section 4(2) of the Securities Act , and/or Regulation D thereunder. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. Network Catalyst and the Network Catalyst Shareholders received, or had access to, material information concerning our company, including but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

The description of the terms and conditions of the acquisition of the assets and operations of Network Catalyst described above are qualified in their entirety by reference to the terms of the Asset Purchase Agreement and Escrow Agreement previously filed as Exhibits 10.1 and 10.3, respectively, to our Current Report on Form 8-K (Date of Report: September 16, 2004), filed with the Securities and Exchange Commission on September 22, 2004.

SALE OF SERIES A-2 PREFERRED STOCK AND WARRANTS

On September 16, 2004, pursuant to a Purchase Agreement, dated as of January 29, 2004 ("Pequot Purchase Agreement"), by and among us, Pequot, Pequot purchased
(i) an aggregate of 2,000,000 shares of our Series A-2 Convertible Preferred Stock, par value $0.01 per share (the "Series A-2 Preferred Stock") for a purchase price of $2.75 per share, and (ii) warrants (the "A-2 Warrants") exercisable to purchase 400,000 shares of our Common Stock at an exercise price for $3.44 per share, representing an aggregate consideration of $5,500,000.

On consummation of the transaction and after giving effect to the closing of the acquisition of Network Catalyst, Inc. described above, Pequot beneficially owned approximately 47% of our voting securities and has the right to acquire additional shares of our Series A Preferred Stock and related warrants. Several members of our Board of Directors are employees or partners of Pequot.

A substantial portion of the net proceeds from Pequot's purchase of the Series A-2 Convertible Preferred Stock and A-2 Warrants were used to fund the Network Catalyst acquisition, described above.

We did not, and Pequot has represented to us that it did not, directly or indirectly pay any commission or renumeration to any person in connection with the issuance and sale of the Series A-2 Preferred Stock or A-2 Warrants. The Company issued and sold the Series A-2 Preferred Stock and A-2 Warrants in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, and/or Regulation D thereunder. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. Pequot received, or had access to, material information concerning our company, including but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

The Series A-2 Preferred Stock is convertible into Common Stock at any time at the election of the individual holders of the Series A-2 Preferred Stock, initially at a ratio of one share of Common Stock for every share of Series A-2 Preferred Stock and subject to adjustments for certain dilutive equity issuances and for stock splits, stock dividends and similar events. After the date that is 18 months following the most recent date of issuance of Series A Preferred Stock, all outstanding shares of Series A-2 Preferred Stock will automatically convert into Common Stock at the applicable conversion rate then in effect on the date on which the weighted average closing price of the Common Stock for the immediately preceding 60 consecutive trading days exceeds four (4) times the weighted average of the applicable conversion price then in effect for the Series A-2 Preferred Stock. However, no shares of Series A-2 Preferred Stock will be automatically converted unless at the time of the proposed conversion, an effective registration statement is on file with the SEC with respect to the Common Stock issuable (i) to the holders of the Series A-2 Preferred Stock upon conversion of the Series A-2 Preferred Stock and (ii) to the holders of the A-2 Warrants upon exercise of such Warrants, and such shares of Common Stock have been listed on the Nasdaq Stock Market or other specified national stock exchange.

For further details of the sale of the of Series A-2 Convertible Preferred Stock, reference is made to the Pequot Purchase Agreement previously filed as Appendix A to the Proxy Statement contained as part of the Registrant's definitive Schedule 14A filed with the Securities Exchange Commission on April 15, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

EXHIBITS

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

  Exhibit
   Number   Description
  -------   -----------
    3.1     Restated Certificate of Incorporation.*
    3.2     Amended and Restated By-Laws, as amended. *
   10.1     Purchase Agreement, dated January 29, 2004, among
            Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, LLP and
            Pequot Offshore Private Equity Partners III, L.P.*
    10.2    Asset Purchase Agreement dated September 17, 2004 by and among
            Network Catalyst, Inc., William Corbin,
            Rocci J. Della Maggiore and MTM Technologies, Inc. *
   10.3     Escrow Agreement, dated September 17, 2004, by and among
            MTM Technologies, Inc., Network Catalyst, Inc., and JPMorganChase. *
   10.4     Form of Employee Stock Option Agreement.
   10.5     Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P*
   10.6     Warrant Certificate, Evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*
   31.1     Certification pursuant to Exchange Act Rule 13a-14(a) of
            Francis J. Alfano.
   31.2     Certification pursuant to Exchange Act Rule 13a-14(a) of
            Alan Schwartz.
   32.1     Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
   32.2     Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.
---------

    *       Incorporated by reference. See Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MTM Technologies, Inc.



Date:  November 15, 2004                 By:      /s/ Francis J. Alfano
                                             ----------------------------------
                                             Francis J. Alfano, Chief Executive
                                               Officer
                                                (Principal Executive Officer)



Date:  November 15, 2004                 By:     /s/ Alan Schwartz
                                             ----------------------------------
                                             Alan Schwartz, Chief Financial
                                               Officer
                                                (Principal Financial and
                                                  Accounting Officer)

                             MTM Technologies, Inc.

                          QUARTERLY REPORT ON FORM 10-Q
                     Fiscal Quarter Ended September 30, 2004

                                  EXHIBIT INDEX
 Exhibit
  Number   Description
 -------   -----------
    3.1    Restated Certificate of Incorporation. [Incorporated by reference to exhibit 3.1 to the registrant's Current Report on Form 8-K (Date of
           Report: May 21, 2004), filed with the Securities and Exchange Commission on June 7, 2004.]
    3.2 Amended and Restated By-Laws, as amended. [Incorporated by reference to exhibit 3.1 to the registrant's Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]
   10.1 Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, LLP and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant's definitive Schedule 14A, filed with the SEC on April 15, 2004.]
   10.2 Asset Purchase Agreement dated September 17, 2004 by and among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc. [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report:
           September 16, 2004), filed with the Securities and Exchange Commission on September 22, 2004.]
   10.3 Escrow Agreement, dated September 17, 2004, by and among MTM Technologies, Inc., Network Catalyst, Inc., and JPMorganChase. [Incorporated by reference to exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report: September 16, 2004), filed with the Securities and Exchange Commission on September 22, 2004.]
   10.4    Form of Employee Stock Option Agreement.
   10.5 Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant's Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on December 5, 2004.]
   10.6 Warrant Certificate, Evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant's Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on October 5, 2004.]
   31.1    Certification pursuant to Exchange Act Rule 13a-14(a) of
           Francis J. Alfano.
   31.2    Certification pursuant to Exchange Act Rule 13a-14(a) of
           Alan Schwartz.
   32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
   32.2 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.