Form 10-Q
period 2004-12-31
MTM Technologies, Inc.
filed 2005-02-14
CIK 906282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2004
                                                         or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were a total of 6,471,889 shares of the issuer's common stock, par value $.001 per share, outstanding as of February 4, 2005.

                             MTM TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheets as of December 31, 2004
   (Unaudited) and March 31, 2004...........................................   1
   Condensed Consolidated Statements of Operations for the Nine
   Months Ended December 31, 2004 and 2003 (Unaudited)......................   2
   Condensed Consolidated Statements of Operations for the
   Three Months Ended December 31, 2004 and 2003 (Unaudited)................   3
   Condensed Consolidated Statements of Cash Flows for the Nine
   Months Ended December 31, 2004 and 2003 (Unaudited)......................   4
   Notes to Unaudited Condensed Consolidated Financial Statements...........   5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  24
Item 4.  Controls and Procedures............................................  25

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................  25
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  25
Item 3.  Defaults Upon Senior Securities....................................  25
Item 4.  Submission of Matters to a Vote of Security Holders................  26
Item 5.  Other Information..................................................  26
Item 6.  Exhibits...........................................................  26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31, 2004    MARCH 31, 2004
                                                                               -----------------    --------------
                                                                                 (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents.............................................    $       8,124,818   $         370,361
   Restricted cash.......................................................            1,000,000
   Accounts receivable - trade, net of allowance of $390,000 and $233,000,
     respectively........................................................           28,881,164          11,278,932
   Inventories...........................................................            1,957,914             858,544
   Prepaid expenses and other current assets.............................            1,457,743             525,970
                                                                             ------------------  ------------------
     TOTAL CURRENT ASSETS................................................           41,421,639          13,033,807
                                                                             ------------------  -----------------

Property and equipment...................................................           12,406,364           9,746,254
   Less accumulated depreciation and amortization........................            8,153,316           7,038,281
                                                                             ------------------  ------------------
                                                                                     4,253,048           2,707,973
                                                                             ------------------  ------------------

Goodwill ................................................................           30,863,965           3,228,729
Other assets.............................................................              364,010             504,945
                                                                             ------------------  ------------------
       TOTAL ASSETS......................................................    $      76,902,662   $      19,475,454
                                                                             ==================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Secured notes payable.................................................    $      11,291,018   $       5,918,784
   Inventory financing agreements........................................            2,605,035           3,455,635
   Current portion of promissory notes...................................              166,587
   Accounts payable and accrued expenses.................................           17,053,308           3,252,736
   Convertible subordinated promissory notes.............................            5,549,874
   Warrants and future rights liability..................................            5,531,000
   Deferred revenue......................................................            4,310,886           1,583,938
   Current portion of capital lease obligations..........................              137,257             100,070
                                                                             ------------------  ------------------
     TOTAL CURRENT LIABILITIES...........................................           46,644,965          14,311,163
                                                                             ------------------  ------------------
Non-current portion of promissory notes..................................              708,253
Non-current portion of lease obligation..................................              206,410
                                                                             ------------------  ------------------
     Total liabilities...................................................           47,559,628          14,311,163
                                                                             ------------------  ------------------
Shareholders' equity:
   Series A preferred stock, par value $.001 per share;
   14,000,000 shares authorized; 9,101,968 shares issued and
   outstanding at December 31, 2004......................................           16,997,230
   Common stock - $.001 par value; authorized 80,000,000 and
   10,000,000 shares respectively, issued and outstanding
   6,465,985 and 4,723,052 shares, respectively..........................                6,467               4,724
   Additional paid-in capital............................................           26,658,853          15,364,227

   Accumulated deficit...................................................          (14,319,516)        (10,204,660)
                                                                             ------------------  ------------------
     TOTAL SHAREHOLDERS' EQUITY..........................................           29,343,034           5,164,291
                                                                             ------------------  ------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................    $      76,902,662   $      19,475,454
                                                                             ==================  ==================

See Notes to Condensed Consolidated Financial Statements

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Nine Months Ended December 31,
                                                                                 ----------------------------------
                                                                                      2004               2003
                                                                                 --------------  ------------------
                                                                                            (Unaudited)

Net revenues:
   Products..............................................................    $      46,943,080   $      30,572,749
   Services..............................................................           16,703,202          13,335,272
                                                                             ------------------  ------------------
                                                                                    63,646,282          43,908,021
                                                                             ------------------  ------------------
Costs and expenses:
   Cost of products sold.................................................           42,518,098          29,065,168
   Cost of services provided.............................................           10,961,942           8,961,483
   Selling, general and administrative expenses..........................           12,822,494           7,633,823
                                                                             ------------------  ------------------
                                                                                    66,302,534          45,660,474
                                                                             ------------------  ------------------
Operating (loss) income..................................................           (2,656,252)         (1,752,453)
Other income.............................................................                                    5,606
Interest expense.........................................................            1,458,604             330,431
                                                                             ------------------  ------------------
Net income (loss)........................................................    $      (4,114,856)  $     ($2,077,278)
                                                                             ==================  ==================
Net income (loss) per common share:
   Basic and diluted.....................................................    $           (0.76)  $           (0.44)
                                                                             ==================  ==================
Weighted average number of common shares outstanding:
   Basic and diluted.....................................................            5,399,890           4,723,052
                                                                             ==================  ==================

See Notes to Condensed Consolidated Financial Statements

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended December 31,
                                      --------------------------------------
                                               2004              2003
                                      ------------------  ------------------
                                                    (Unaudited)

Net revenues:
   Products.........................  $      21,137,917   $      10,621,503
   Services.........................          8,553,707           4,122,188
                                      ------------------  ------------------
                                             29,691,624          14,743,691
                                      ------------------  ------------------
Costs and expenses:
   Cost of products sold............         18,696,309          10,004,682
   Cost of services provided........          4,972,435           3,460,203
   Selling, general and
    administrative expenses.........          5,555,767           2,598,877
                                      ------------------  ------------------
                                             29,224,511          16,063,762
                                      ------------------  ------------------
Operating income (loss)                         467,113         (1,320,071)
Other income........................                                  2,454
Interest expense....................          1,241,718             128,826
                                      ------------------  ------------------
Net income (loss)...................  $       (774,605)   $     ($1,446,443)
                                      ==================  ==================
Net income (loss) per common
 share:
   Basic and diluted ...............  $          (0.13)   $          (0.31)
                                      ==================  ==================
Weighted average number of
 common shares outstanding:
     Basic and diluted .............          6,091,346           4,723,052
                                      ==================  ==================

See Notes to Condensed Consolidated Financial Statements

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended December 31,
                                                                                 ----------------------------------
                                                                                      2004               2003
                                                                                 --------------  ------------------
                                                                                           (Unaudited)

Cash flows from operating activities:
   Net loss .............................................................    $      (4,114,856)  $      (2,077,278)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Changes in operating assets and liabilities net of effects of acquisitions:
       Depreciation and amortization.....................................            1,122,744           1,242,886
       Amortization of debt discount.....................................            1,046,405
       (Increase) in accounts receivable.................................           (2,754,108)         (2,880,086)
       (Increase) decrease in inventory..................................             (120,624)           (230,770)
       (Increase) in prepaid expenses and other current assets...........             (354,722)            155,100
       Decrease in other assets..........................................              328,928             (40,391)
       (Decrease) in accounts payable and accrued expenses...............           (1,931,167)          1,315,840
       (Decrease) in deferred revenue....................................             (992,850)                 --
                                                                             ------------------  ------------------
         Net cash used in operating activities...........................           (7,770,250)         (2,514,699)
                                                                             ------------------  ------------------
Cash flows used in investing activities:
   Acquisition of property and equipment.................................           (1,176,521)           (543,171)
   Acquisition of businesses, net of cash acquired.......................          (20,501,376)                 --
   Increase in restricted cash...........................................           (1,000,000)                 --
                                                                             ------------------  ------------------
         Net cash used in investing activities...........................          (22,677,897)           (543,171)
                                                                             ------------------  ------------------
Cash flows from financing activities:
   Borrowing of secured notes payable....................................            5,372,234           2,102,648
   (Repayment) borrowing on inventory financing..........................             (850,600)          1,168,363
   Proceeds from issuance of preferred stock, net........................           23,751,733                  --
   Proceeds from issuance of subordinated promissory notes...............           10,000,000
   Options exercised.....................................................               16,825
   Payments on promissory note...........................................              (30,946)                 --
   Payments on capital lease obligations.................................              (56,642)           (281,819)
                                                                             ------------------  ------------------
       Net cash provided by financing activities.........................           38,202,604           2,989,192
                                                                             ------------------  ------------------
Net increase in cash and cash equivalents................................            7,754,457             (68,678)
Cash and cash equivalents at beginning of period.........................              370,361             118,452
                                                                             ------------------  ------------------
Cash and cash equivalents at end of period...............................    $       8,124,818   $          49,774
                                                                             ==================  ==================
Supplemental disclosures of cash flow information:
   Cash paid during the quarter for -
     Interest............................................................    $         427,481   $         401,420
                                                                             ==================  ==================
     Income Taxes........................................................    $               0   $         163,896
                                                                             ==================  ==================

Supplemental schedule of non cash investing and financing activity:
   Property and equipment acquired under capital lease obligations.......    $         251,787   $               0
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

See Notes to Condensed Consolidated Financial Statements

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements include the accounts of MTM Technologies, Inc. (formerly Micro-to-Mainframes, Inc.) and its wholly owned subsidiaries, Data.Com RESULTS, Inc. ("Data.Com"), MTM Advanced Technology, Inc. ("MTM"), PTI Corporation (formerly known as Pivot Technologies, Inc.) ("Pivot"), MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., and MTM Technologies (North Carolina), Inc., hereinafter collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

The Company is a leading computer and communications technology management company providing IT, computer and networking and data center services, including secure access, voice over internet protocol (VOIP), connectivity, storage, security, collaboration, and messaging solutions. The Company serves as a single source provider of advanced technology solutions to divisions of large corporations, mid-sized companies, municipalities and educational institutions. The Company provides its clients with a suite of outsourced IT professional services, including network connectivity consulting, remote network monitoring and management, network and system diagnostics, technology systems implementation and project management, facilities and data center design and implementation management, product maintenance and support, training, and product procurement solutions. The Company also provides total solutions to its clients by delivering complete technology life-cycle services which include systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of wide area networks, or "WANS", local area networks, or "LANS", wireless network solutions and computer hardware and software products. The Company provides its remote network solutions utilizing its proprietary solution marketed as "Pivot Technology."

The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the supplier, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company's three largest manufacturers accounted for 29%, 14% and 11% of all product sales for the three months ended December 31, 2004. The sales of products from the Company's three largest manufacturers were 56%, 22% and 11% of all product sales for the three months ended December 31, 2003. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at a sufficiently low cost to allow for resale at a competitive market price.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (Commission file number: 0-22122) for the fiscal year ended March 31, 2004.

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

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement is effective for our interim periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, the Company's net income (loss) and net (loss) income per common share for the nine months and three months ended December 31, 2004 and 2003 would approximate the pro forma amounts indicated in the tables below.

                                                                                     Nine Months Ended December 31,
                                                                                 ----------------------------------
                                                                                      2004               2003
                                                                                 --------------  ------------------
                                                                                        (dollars in thousands)
Net (loss) income - as reported..........................................    $          (4,115)  $        (2,077)
Stock-based compensation using the fair-value method.....................               (1,152)              (61)
Net (loss) income - pro forma............................................               (5,267)           (2,138)
Basic and diluted net (loss) income per common share - as reported.......                 (.76)             (.44)
Basic and diluted net (loss) income per common share - pro forma.........                 (.98)             (.45)

                                                                                    Three Months Ended December 31,
                                                                                 ----------------------------------
                                                                                      2004               2003
                                                                                 --------------  ------------------
                                                                                        (dollars in thousands)
Net (loss) income - as reported..........................................    $            (775)   $       (1,446)
Stock-based compensation using the fair-value method.....................                 (788)              (35)
Net (loss) income - pro forma............................................               (1,563)           (1,481)
Basic and diluted net (loss) income per common share - as reported.......                 (.13)             (.31)
Basic and diluted net (loss) income per common share - pro forma.........                 (.26)             (.31)

Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended December 31, 2004 and 2003: risk-free interest rate of 4.2% and 3.0%, respectively; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 1.00 and 1.31, respectively; and an expected life of one to five and four years, respectively.

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

NOTE 2.  CREDIT FACILITIES:

On May 21, 2004, the Company and its subsidiaries entered into an Amended and Restated Financing Facility (the "Amended Financing Facility") with a financial institution (the "Lender"). The Amended Financing Facility provides for a credit facility of up to $10,000,000, secured by all of the Company's assets, except for permitted encumbrances, and expires on May 21, 2005. Effective as of December 27, 2004, the Schedule to the Amended Financing Facility was amended to change certain of the financial covenants contained therein.

On February 1, 2005, the Company received a temporary increase from the Lender in the maximum amount of the credit facility to $20,000,000. This temporary increase terminates on March 31, 2005. The Company anticipates either extending the Amended Financing Facility or replacing it prior to its expiration.

Two forms of loans can be made under the Amended Financing Facility: floor plan financings and revolving receivable financings. The floor plan financings generally allow the Company to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrues on floor plan financings after such 30-day period at the rate equal to six basis points over a specified prime rate. The revolving receivable financings allow the Company to borrow against current account receivables that meet certain specified standards. Interest accrues on revolving receivable financings immediately upon funding a specified prime rate. The Amended Financing Facility contains other affirmative and negative covenants, including those relating to the Company's tangible capital funds and other financial conditions. The Company is required to pay additional fees if it exceeds the maximum permitted aggregate loan amount then in effect or if the Company is found to be in default under the Amended Financing Facility.

The Company's total outstanding debt under the revolving receivable financing facility was $11,291,018 as at December 31, 2004 and $5,918,784 as at March 31, 2004. The amount outstanding under inventory financing was $2,605,035 as at December 31, 2004 and $3,455,635 as at March 31, 2004.

NOTE 3.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

On April 1, 2003, the Trustee of a Chapter 7 bankruptcy case filed a complaint (the "Complaint") against the Company in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division alleging that a payment of $212,000 in the 90-day period preceding the bankruptcy filiing constituted a preference within the meaning of Section 547(b) of the Bankruptcy Code, and seeks return of such amount, together with interest and costs. The Company denied liability and asserted affirmative defenses. The Company believes that an adverse outcome is not probable and has not accrued any amount with respect to the Complaint.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements, which require the following payments:

     Year Ending March 31,
     ---------------------
            2005      ......................................  $       779,000
            2006      ......................................        2,870,000
            2007      ......................................        1,941,000
            2008      ......................................          122,000
                                                              ---------------
                                                              $     5,712,000
                                                              ===============

In addition, certain of the agreements provide for bonus compensation based on certain performance goals.

NOTE 4. AUTHORIZATION OF SERIES A CONVERTIBLE PREFERRED STOCK; SALE OF SERIES A-1, A-2, AND A-3, CONVERTIBLE PREFERRED STOCK AND WARRANTS; AND SERIES A-4 NOTES AND WARRANTS:

On January 29, 2004, the Company entered into an agreement (the "Pequot Purchase Agreement") to sell to Pequot Private Equity Fund III, LLP and Pequot Offshore Private Equity Partners III, L.P. (collectively, "Pequot") an aggregate of up to $25 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 21, 2004, Pequot purchased $7 million of Series A-1 Convertible Preferred Stock which is convertible into 3,255,814 shares of the Company's common stock at the conversion price of $2.15 per share, and 500,000 common stock warrants which are exercisable at a price of $2.46 per share. On September 16, 2004, Pequot purchased $5.5 million of Series A-2 Convertible Preferred Stock which is convertible into 2,000,000 shares of the Company's common stock at the conversion price of $2.75 per share, and 400,000 common stock warrants which are exercisable at a price of $3.44 per share.

On December 7, 2004 Pequot assigned to Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P., and CVC Partners II, LLC (collectively, "Constellation") all of its rights and obligations under the Pequot Purchase Agreement to purchase from the Company $6,250,000 of the Series A-3 Convertible Preferred Stock and related common stock warrants, together with any and all rights and obligations of a "Purchaser" under the Pequot Purchase Agreement with respect to such Series A-3 Convertible Preferred Stock and common stock warrants. Immediately thereafter, Pequot purchased from the Company $6,250,000 of the Series A-3 Convertible Preferred Stock and 384,616 common stock warrants and Constellation purchased $6,250,000 of the Series A-3 Convertible Preferred Stock and 384,616 common stock warrants. The A-3 Convertible Preferred Stock is convertible into

3,846,154 shares of common stock at a conversion price of $3.25 per share and the associated common stock warrants are exercisable for 769,232 shares of common stock at an exercise price of $4.06 per share.

Costs incurred in connection with the negotiation of the Pequot Purchase Agreement and the consummation of the Pequot's purchase of Series A-1 Convertible Preferred Stock amounted to approximately $1 million. As part of that transaction, payments aggregating $1.1 million were made to two officers of the Company and an additional $400,000 funded a rabbi trust from which payments aggregating $200,000 will be paid to these officers on each of May 21, 2005 and 2006. Costs incurred in connection with the consummation of the Series A-2 Convertible Preferred Stock and the Series A-3 Convertible Preferred Stock transactions amounted to approximately $250,000. The net proceeds of the Pequot investments and Constellation investments have been used to fund acquisition transactions and working capital.

In connection with the initial Pequot investment, the Company allocated the net proceeds from the sale of the (a) Series A-1 Convertible Preferred Stock, (b) warrants to purchase 500,000 shares of the Company's common stock and (c) rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants based on their relative fair values as at the date of the sale of the Series A-1 Convertible Preferred Stock and 500,000 warrants. The Company allocated and recorded $2.9 million to the Series A-1 Convertible Preferred Stock and assigned and credited to additional paid-in capital (x) $600,000 for the 500,000 warrants sold with the Series A-1 Preferred Stock and (y) $3.2 million for the rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants. Additionally, the company paid a finder's fee consisting of $70,000 in cash and 27,363 shares of the Company's common stock, valued at $45,150, which was charged against additional paid-in capital. In connection with the Pequot purchase of the Series A-2 Convertible Preferred Stock and related warrants the Company allocated and recorded $5.1 million to the Series A-2 Convertible Preferred Stock and assigned and credited to additional paid in capital $0.4 million for the fair value of the warrants. In connection with the Pequot and Constellation purchase of the Series A-3 Convertible Preferred Stock and related warrants the Company allocated and recorded $9.0 million to Series A-3 Convertible Preferred Stock and assigned and credited to additional paid in capital $3.5 million for the fair value of the warrants.

On December 7, 2004 the Company also entered into a purchase agreement (the "Pequot/Constellation Purchase Agreement") with Pequot and Constellation (collectively referred to as the "Purchasers") for up to $40 million (or in certain limited circumstances, up to $47.5 million) of additional financing in the form of 7% convertible secured notes in three tranches. On December 10, 2004, the Company sold to the Purchasers, pursuant to the Pequot/Constellation Purchase Agreement, $10,000,000 aggregate principal amount of notes (the "Series A-4 First Tranche Notes") and issued to the Purchasers warrants to purchase 615,385 shares of the Company's common stock at an exercise price of $4.06 per share (the "Series A-4 First TrancheWarrants") The Series A-4 First Tranche Notes bear interest at an annual rate of 7%, payable quarterly. The interest accrued on each such payment date will be added to the principal of the Series A-4 First Tranche Note. The Series A-4 First Tranche Notes are convertible into 3,076,923 shares of Series A-4 Convertible Preferred Stock which is in turn convertible into 3,076,923 shares of the Company's common stock at a conversion price of $3.25. The conversion and voting rights of the Series A-4 First Tranche Notes and the right to exercise the A-4 First Tranche Warrants is subject to shareholder approval. The outstanding principal and accrued interest on the Series A-4 First Tranche Notes will be automatically converted into Series A-4 Convertible Preferred Stock on the date of shareholders' approval. If the Series A-4 First Tranche Notes have not already been converted into Series A-4 Convertible Preferred Stock, they will be due and payable on demand, which may be given by 66-2/3% of the holders of the notes at any time following the later of the date that is (x) 150 days following the date of issuance or (y) if the Securities and Exchange Commission (the "SEC") reviews the Company's filings seeking shareholder approval, 180 days following the date of issuance. The company assigned a value of $5,531,000 to the beneficial conversion feature of the debt, the warrants, and the options and recorded this value as a discount to the notes. This discount is being accreted to interest expense over the expected term of the note. During the period ended December 31, 2004 the discount accreted to interest expense amounted to approximately $1.0 million.

The Purchasers (or in certain circumstances, a third party) also have the right to purchase up to an additional $15,000,000 in aggregate principal amount of notes, which amounts may be adjusted in accordance with the terms of the Pequot/Constellation Purchase Agreement (the "A-4 Second Tranche Notes"), which upon shareholder approval will be converted into 4,615,385 shares of Series A-4 Convertible Preferred Stock, which is in turn convertible into 4,615,385 shares of the Company's common stock at a conversion price of $3.25 and warrants to purchase up to 923,077 shares of Common Stock (the "Additional A-4 Warrants"). This additional right is exercisable until September 10, 2005. The Purchasers also have the right to purchase up to $15,000,000 (or in certain limited circumstances, up to $22,500,000) in aggregate principal amount of notes (the "A-5 Notes"), which following shareholder approval will be converted into 4,615,385 shares (or in certain limited circumstances, 6,923,077 shares) of Series A-5 Convertible Preferred Stock, which is in turn convertible into 4,615,385 shares (or in certain limited circumstances, 6,923,077 shares) of the Company's common stock at a conversion price of $3.25. This additional right is exercisable until December 10, 2005.

The Pequot/Constellation Purchase Agreement provides that if the shareholders of the Company approve the authorization and issuance of, and the conversion of the notes into, the New Series A Convertible Preferred Stock and the exercise of the Series A-4 Warrants prior to the date of issuance of any Series A-4 Second Tranche Notes and/or Series A-5 Notes, such Series A-4 Second Tranche Notes and/or Series A-5 Notes will not be issued and the Company will issue and sell to Purchasers (i) instead of the Series A-4 Second Tranche Notes, up to a maximum of 4,615,385 shares of the Series A-4 Convertible Preferred Stock and
(ii) instead of the Series A-5 Notes, up to a maximum of 4,615,385 shares (or in certain limited circumstances, 6,923,077 shares) of the Series A-5 Convertible Preferred Stock.

A portion of the net proceeds of the sale of the Series A-4 First Tranche Notes has been used to fund acquisition transactions and working capital, and any remaining proceeds plus any future proceeds from the notes or preferred stock under the Pequot/Constellation Purchase Agreement are also expected to be used to fund acquisition transactions and working capital.

In connection with the Purchaser's investment in the Series A-4 First Tranche Notes, the Company allocated the net proceeds from the sale of the (a) Series A-4 First Tranche Notes, (b) A-4 First Tranche Warrants to purchase up to 615,386 shares of the Company's common stock and (c) rights to purchase the Series A-4 Second Tranche Notes, the Additional A-4 Warrants and the Series A-5 Notes based on their relative fair value at the date of the sale of the Series A-4 Convertible Preferred Stock and A-4 First Tranche Warrants. The Company allocated and recorded $5.5 million to the Series A-4 First Tranche Notes and assigned and credited to debt discount (x) $2.5 million for the 615,386 A-4 First Tranche Warrants and (y) $3.0 million for the rights to purchase Series A-4 Second Tranche Notes, the Additional A-4 Warrants and the Series A-5 Notes. The stated value of the Series A-4 First Tranche Notes includes $1.0 million in amortization of debt discount. The fair value was determined using the Black Scholes model.

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19), "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," the Company has initially accounted for the fair value of $ 5.5 million for the warrants and the option as a liability since the Company is required to register the underlying securities. The fair value of the warrants was calculated utilizing the Black Scholes model. From the date of issuance through the end of the quarter, there were no significant changes in the market value of the Company's common stock, and therefore, no significant change in the carrying value of the liability. Any change in the market value of the underlying securities may cause the value of the liability to change. Any change in the carrying value of the liability will be made through the Company's current statement of operations.

NOTE 5.  SEGMENT INFORMATION:

The Company has aggregated its business units into three reportable segments:
Pivot Technologies, Data.Com and Micros-to-Mainframes. The accounting policies of the segments are the same as those described in the summary of accounting policies. There are no material inter-segment sales. Each unit shares facilities, and sales and administrative support services. Management evaluates performance on gross profits and operating results of the three business segments. Summarized financial information concerning the Company's reportable segments for the nine months ended December 31, 2004 and 2003 are set forth on the following table.

                             For the Nine Months Ended December 31, 2004       For the Nine Months Ended December 31, 2003
                             -------------------------------------------       -------------------------------------------
                               Pivot    Data.Com       MTM        Total         Pivot    Data.Com       MTM        Total
                               -----    --------       ---        -----         -----    --------       ---        -----
                                                                    (In thousands)
Net revenues:
   Products..............  $      --  $    8,865  $   38,077  $   46,943       $   --  $    2,577  $   27,996  $   30,573
   Services..............      1,011       3,981      11,712      16,703        1,236       4,766       7,333      13,335
Cost of products sold....         --       8,239      34,280      42,518           --       2,525      26,540      29,065
Cost of services
   provided..............        662       2,877       7,422      10,962          388       3,189       5,385       8,962
Gross profit.............        349       1,730       8,087      10,166          848       1,629       3,404       5,881
Selling, general &
  administrative expenses        285       1,671      10,866      12,822          594       1,278       5,762       7,634
Other income.............         --          --          --          --           --          --           6           6
Interest expense.........          4          --       1,455       1,459           27          --         303         330
Income (loss) from
   operations............         60          59      (4,234)     (4,115)         227         351      (2,654)     (2,077)

Segment assets...........      4,119       2,740      70,044      76,903        3,807       5,858      15,517      25,182
Capital expenditures.....        182          10         985       1,177          349           4         211         544
Depreciation and
   amortization expense..        598          26         499       1,123          835          33         387       1,243

                             For the Three Months Ended December 31, 2004      For the Three Months Ended December 31, 2003
                             --------------------------------------------      --------------------------------------------
                               Pivot    Data.Com       MTM        Total         Pivot    Data.Com       MTM        Total
                               -----    --------       ---        -----         -----    --------       ---        -----
                                                                    (In thousands)
Net revenues:
   Products..............  $       --  $   2,897  $   18,241  $   21,138       $   --  $      674  $    9,948  $   10,622
   Services..............         335      1,509       6,710       8,554          358       1,128       2,636       4,122
Cost of products sold....          --      2,693      16,003      18,696           --         752       9,253      10,005
Cost of services
   provided..............         248        954       3,770       4,972           89         787       2,585       3,461
Gross profit.............          87        759       5,178       6,024          269         263         746       1,278
Selling, general &
   administrative expenses         81        697       4,778       5,556          208         212       2,179       2,599
Other income.............          --         --          --          --           --          --           3           3
Interest expense.........          --         --       1,242       1,242            6          --         122         128
Income (loss) from
   operations............           6         62       (843)       (775)           55          51      (1,552)    (1,446)

Segment assets...........       4,119      2,740      70,044      76,903           --          --          --          --
Capital expenditures.....         137         --         605         742           84           4          57         145
Depreciation and
   amortization expense..         147          6         196         349          288          12         133         433


NOTE 6.  2004 EQUITY INCENTIVE PLAN:

On May 20, 2004, the Company's shareholders approved the Company's 2004 Equity Incentive Plan and on November 19, 2004 the shareholders approved an increase in the number of shares available for issuance under the Company's 2004 Equity Incentive Plan from 2,000,000 to 3,000,000. Since April 1, 2004 a total of 1,848,500 options to purchase shares of the Company's common stock, at exercise prices ranging from $1.37 to $5.22, plus 40,000 restricted stock units have been issued to directors, executive officers, managers and employees of the Company.

NOTE 7.  ACQUISITIONS

On July 2, 2004, the Company acquired the assets and business operations of DataVox Technologies, Inc. ("DataVox). The results of operations of DataVox are included with the results of operations of the Company from July 2, 2004. DataVox, located in New York City, offers advanced technology solutions including, security, storage networking, wireless technologies, as well as solutions for networking, facilities engineering and data center technologies. DataVox's founders have also joined the Company.

The purchase price of the DataVox acquisition was approximately $2,150,000 and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash, promissory notes and 753,012 shares of the Company's common stock. The Company issued a promissory note, in the principal amount of $124,757, to each of the DataVox Shareholders (the "DataVox Notes"). Each DataVox Note is payable in five equal quarterly installments of $20,792 and one final quarterly installment of $20,792, (each, an "Installment") such Installments being due on October 1, 2004, January 1, 2005, April 1 2005, July 1, 2005, October 1, 2005 and January 1, 2006 (each, an "Installment Due Date"), without interest. Payments of principal and interest, if any, on the DataVox Notes is payable at the Company's option in any combination of cash and common stock, provided that all payments must be made with a minimum of 25% cash and cannot be made with more than a maximum of 75% cash. In determining the value of a share of common stock, such shares shall be valued at the "market price" at the date such payment first became due and payable. Market price means an amount equal to the average, for each of the 15 consecutive trading days immediately prior to such date, of the closing prices for a share of common stock on such trading days. On October 1, 2004, the Company issued 6,218 shares of common stock in partial payment of the first Installments due under the DataVox Notes and on January 1, 2005 the Company issued 5,904 shares of common stock in partial payment of the second Installments due under the Data Vox Notes. Based upon the stock price of the Company's common stock on February 1, 2005 of $4.89 per share, the maximum number of shares the Company is obligated to issue for the remaining four installments of the DataVox Notes would be approximately 25,000.

On September 17, 2004, the Company acquired the assets and business operations of Network Catalyst, Inc. ("Network Catalyst"). The results of operations of Network Catalyst are included with the results of operations of the Company from September 17, 2004. Network Catalyst provides advanced technology solutions in the VOIP (Voice Over Internet Protocol), infrastructure and security fields to clients located throughout the Southern California region. The Network Catalyst senior management team has joined the Company.

The purchase price of the Network Catalyst acquisition was $5,000,000 and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash, promissory notes and 500,000 shares of the Company's common stock.

In addition, as part of the Network Catalyst purchase price, the Company agreed to pay to Network Catalyst additional cash amounts as well as transfer to Network Catalyst additional shares of common stock on the achievement of certain financial targets. More particularly, in the event that as of the end of any fiscal quarter, the earnings before interest, taxes, depreciation and amortization ("EBITDA") attributable to the acquired business during the period beginning October 1, 2004 and ending on September 30, 2005 (the "Network Catalyst Earnout Period") equals or exceeds $2,000,000, then the Company is required to (x) pay to Network Catalyst $960,000 in cash, and (y) issue to Network Catalyst that number of shares of common stock determined by dividing $240,000 by the greater of (A) the average trading price of the common stock for the 20 business days ending immediately preceding the end of the Network Catalyst Earnout Period and (B) $2.15.

On December 10, 2004, the Company acquired the assets and business operations of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, "Vector"). The results of Vector are included with the results of operations of the Company from December 1, 2004. Vector provides advanced technology solutions in application delivery and deployment, network infrastructure, messaging and collaboration, remote office connectivity and workforce mobility. The Vector senior management team has joined the Company.

The purchase price of the Vector acquisition was recorded as $19,800,000 and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash, promissory notes and 433,840 shares of the Company's common stock.

In addition, as part of the Vector purchase price, the Company agreed to issue to Vector Global Services, Inc. (the "Vector Shareholder") additional shares of common stock on the achievement of certain financial targets. More particularly, if the EBITDA attributable to the acquired business during the period beginning on January 1, 2005 and ending on the date one year thereafter (the "Vector Earnout Period") equals or exceeds $2,975,000, then, as additional consideration the Company shall issue to the Vector Shareholder the number of shares of common stock determined by (x) dividing $3,000,000 by the greater of (A) the weighted average trading price of the Company's common stock for the 10 business days immediately preceding the end of the Vector Earnout Period and (B) $2.75 and (y) multiplying such amount by a fraction, the numerator of which shall equal the EBITDA of the acquired business for the year ending on the last day of the Vector Earnout Period and the denominator of which shall equal $3,500,000 (the "Vector Earnout Consideration"); provided, however, that in no event shall the value of the Vector Earnout Consideration exceed $3,000,000.

UNAUDITED PRO FORMA SUMMARY

The following pro forma consolidated amounts give effect to the Company's Network Catalyst and Vector acquisition accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired net asset for the three and nine months ended December 31, 2004 and 2003.

The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.


                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Nine  Months Ended December 31,
                                    --------------------------------------
                                            2004                2003
                                    ------------------  ------------------
                                                 (Unaudited)

Net revenues:
   Products.......................  $      73,610,703   $      74,010,934
   Services.......................         27,737,152          29,895,037
                                    ------------------  ------------------
                                          101,347,855         103,905,971
Costs and expenses:
   Cost of products sold..........         65,279,832          66,751,460
   Cost of services provided......         17,897,816          19,198,872
   Selling, general and
    administrative expenses.......         20,563,987          20,979,696
                                    ------------------  ------------------
                                          103,741,635         106,930,027

Other income......................             (1,000)             (5,707)
Interest expense (1)..............          6,233,663           6,340,828
                                    ------------------  ------------------
Net (loss) income.................  $      (8,626,443)  $      (9,359,177)
                                    ==================  ==================

Net (loss) income per common
 shares:
   Basic and diluted (2)..........  $           (1.36)  $           (1.65)
                                    ==================  ==================

Weighted average number of
 common shares outstanding:
     Basic and diluted (2)........          6,333,730           5,656,892
                                    ==================  ==================
--------------------

  (1) Interest expense includes $4,663,003 and $5,743,877 of non-cash debt discount amortization and interest on convertible subordinated promissory notes, for the nine months ended December 31, 2004 and 2003, respectively.

  (2) The weighted average shares used to compute pro forma basic and diluted net (loss) per share for the nine month periods ended December 31, 2004 and 2003 includes 933,840 shares of common stock issued as if the shares were issued on April 1, 2004 and 2003, respectively.

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three  Months Ended December 31,
                                      --------------------------------------
                                              2004                2003
                                      ------------------  ------------------
                                                  (Unaudited)

Net revenues:
   Products.........................   $      28,333,059   $      27,038,657
   Services.........................          10,712,896           9,877,723
                                       ------------------  ------------------
                                              39,045,955          36,916,380
                                       ------------------  ------------------
Costs and expenses:
   Cost of products sold............          24,333,762          24,528,953
   Cost of services provided........           6,266,205           6,958,249
   Selling, general and
    administrative expenses.........           8,017,661           6,939,135
                                       ------------------  ------------------
                                              38,617,628          38,426,337
                                       ------------------  ------------------

Other income........................             (1,000)             (2,454)
Interest expense (1)................           4,911,372           5,004,505
                                       ------------------  ------------------
Net (loss) income...................   $     (4,482,045)   $     (6,512,008)
                                       ==================  ==================

Net (loss) income per common
  shares:
   Basic and diluted (2)............   $          (0.64)   $          (1.15)
                                       ==================  =================

Weighted average number of common
 shares outstanding:
     Basic and diluted (2)..........           7,025,186           5,656,842
                                       ==================  ==================

--------------------

  (1) Interest expense includes $3,679,817 and $4,760,691 of non-cash debt discount amortization and interest on convertible subordinated promissory notes, for the three months ended December 31, 2004 and 2003, respectively.

  (2) The weighted average shares used to compute pro forma basic and diluted net (loss) income per share for the three month periods ended December 31, 2004 and 2003 includes 933,840 shares of common stock issued as if the shares were issued on October 1, 2004 and 2003, respectively


NOTE 8.  SUBSEQUENT EVENTS

On January 27, 2005 the Company entered into a Stock Purchase Agreement with Info Systems, Inc. ("Info Systems") and its shareholders (collectively, the "Info Systems Shareholders") to acquire all of the outstanding capital stock of Info Systems. Info Systems conducts an information technology business and certain management and consulting businesses consisting of providing connectivity (network infrastructure), server architecture (applications, directory and computing infrastructure), convergence (legacy and Voice Over Internet Protocol ("VOIP")), security (assessment, policy design) and storage (SAN, data migration) solutions, as well as telecommunications and structured cabling services, outsourced information technology (IT), staff augmentation and remote network monitoring, management and support services through its Network Operations Center.

The purchase price for the Info Systems acquisition is $13,200,000 and will be paid in the form of cash and shares of the Company's common stock. The number of shares of common stock to be issued at the closing of the acquisition will be determined by dividing $3,200,000 by the greater of (A) the average closing price of the Company's common stock for the 10 business days ending immediately prior to the closing of the acquisition and (B) $2.75.

In addition, as part of the Info Systems purchase price, the Company has agreed to pay to the Info Systems Shareholders $1,000,000 in cash, all of which shall be paid on the date that is twelve months following the closing of the acquisition if each of certain Info Systems Shareholders is either (a) employed by the Company throughout the period of 12 months following the closing of the acquisition, or (b) not so employed if (i) such employment is terminated by the Company other than for "cause" (as such term is defined in individual's employment agreement) or (ii) by such individual for "good reason" (as such term is defined in such individual's employment agreement). The Company has also agreed to issue to the Info Systems Shareholders additional shares of common stock on the achievement of certain financial targets. More particularly if the EBITDA attributable to the acquired business during the six months following the closing of the acquisition (the "Info Systems Earnout Period") equals or exceeds $600,000, then the Company, at its option, shall either (i) pay $500,000 in cash to the Info Systems Shareholders, or (ii) issue to the Info Systems Shareholders, the number of shares of common stock determined by dividing $500,000 by the greater of (A) the average closing price of the common stock for the 10 business days ending immediately prior to the end of the Info Systems Earnout Period and (B) $2.75. Additionally, for each $1.00 of the EBITDA attributable to the acquired business during the Info Systems Earnout Period in excess of $600,000, the Company shall, at its option, shall either (i) pay to the Info Systems Shareholders cash in an amount equal to 30% of such excess, or,
(ii) issue to the Info Systems Shareholders the number of shares of common stock determined by dividing 30% of such excess by the greater of (x) the average closing price of the common stock for the 10 business days ending immediately prior to the end of the Info Systems Earnout Period and (y) $2.75 (the "Additional Earnout Consideration"); provided, however, that in no event shall the value of the Additional Earnout Consideration exceed $200,000.

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

INTRODUCTORY COMMENT - TERMINOLOGY

Throughout this Quarterly Report on Form 10-Q, the terms the "we," "us," "our" and "our company" refers to MTM Technologies, Inc. (formerly, Micros-to-Mainframes, Inc.) ("MTM") and, unless the context indicates otherwise, includes, on a consolidated basis, MTM's wholly-owned subsidiaries, PTI Corporation (formerly known as Pivot Technologies, Inc., ("PTI"), MTM Advanced Technology, Inc. ("MTM Advanced"), Data.Com Results, Inc. ("DCR"), and MTM Technologies (North Carolina), Inc. ("MTM North Carolina"), MTM Technologies (California), Inc. ("MTM California"), MTM Technologies (Texas), Inc. ("MTM Texas)"; "Pequot Fund" refers to Pequot Private Equity Fund III, LLP; "Pequot Partners" refers to Pequot Offshore Private Equity Partners III, L.P.; and "Pequot" refers to the Pequot Fund and Pequot Partners, collectively; and "Constellation Venture" refers to Constellation Venture Capital II, L.P., "Constellation Offshore" refers to Constellation Venture Capital Offshore II, L.P., "BSC" refers to The BSC Employee Fund VI, L.P., "CVC" refers to CVC Partners II, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, "Constellation."

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

OVERVIEW

We are a leading computer and communications technology management company providing information technology, or "IT," computer and networking and data center services, including secure access, voice over internet protocol (VOIP), connectivity, storage, security, collaboration, and messaging solutions. We serve as a single source provider of advanced technology solutions to divisions of large corporations, mid-size companies, municipalities and educational institutions. We provide our clients with a suite of outsourced IT professional services including network technology systems implementation and project management, facilities and data center design and implementation management connectivity consulting; remote network monitoring and management; network and system diagnostics, product maintenance and support, training, and product procurement solutions. We also provide total solutions to our clients by delivering complete technology life-cycle services which include systems design, installation, consulting, maintenance and integration of network computer products, including the design and implementation of wide area networks, or

"WANS," local area networks, or "LANS," wireless network solutions and computer hardware and software products. We provide our remote network solutions by utilizing our proprietary solution which we market as "Pivot Technology."

There is a rapidly growing trend among companies to outsource their computer services requirements. This entails client companies obtaining all or a portion of their data processing and related requirements from solution providers, such as us, that specialize in the technology service, product or application required by these client companies. Our strategy is to offer these companies selective outsourced infrastructure solutions at competitive prices. We are focusing our efforts on developing our higher margin recurring service offerings, while maintaining control over our expenses and improving our balance sheet. These services include our outsourced support services; contract programming; voice over internet protocol (VOIP) solutions; network consulting; network management and monitoring; security solutions; collaboration solutions focused primarily on Microsoft Exchange; data storage (including disaster recovery and data back-up) and IT staff leasing.

Since 1991, we have evolved to become a provider of IT professional services and IT managed solutions. We are focusing our current marketing efforts in accelerating growth in such areas. Services accounted for approximately 29% of our revenues for the three months ended December 31, 2004, as compared to 28% in the comparable 2003 period, with a small portion of these revenues derived from maintenance and repair services.

On January 29, 2004 the Company entered into the Pequot Purchase Agreement and on December 7, 2004 the Company entered into the Pequot/Constellation Agreement, whereby the Purchasers purchased, as well as acquired the right to purchase, the Company's Preferred Shares as well as notes convertible into the Company's Preferred Shares. Reference is made to Note 4 of this Form 10-Q for further information.

We intend to use the Pequot and Constellation investment funds to execute a growth-through-acquisition strategy, as well as for working capital needs. We believe that there is an opportunity to consolidate similar businesses throughout the United States. We will focus our acquisition strategy on businesses providing secure access, voice over internet protocol (VOIP), storage, networking and messaging solutions. The acquisition targets will include companies providing IT services and products, as well as certain managed solutions. We intend to seek acquisitions to enhance our current service offerings and extend our geographic presence. We seek to identify businesses which will add technical expertise and service offerings, customers, sales capabilities and/or geographic coverage while generating a positive rate of return on investment. Furthermore, we intend to capitalize on the business practices of acquired companies that we believe will best maintain or strengthen our competitive advantage and ensure ongoing delivery of high quality IT solutions to our customers. The acquisition candidates we may investigate can be large, and their acquisition by us could have a significant and lasting impact on our business.

The execution of our growth-through-acquisition strategy has included the acquisition of the business and operating assets of the following:

     o DataVox Technologies, Inc., a Cisco AVVID (Architecture for Voice, Video and Integrated Data) authorized partner, offering advanced technology solutions, including IP telephony, security, storage, networking and wireless technologies solutions, as well as network facilities engineering and data center technology consulting and services

     o Network Catalyst, Inc., a provider of advanced technology solutions in the VOIP (voice over internet protocol), infrastructure and security fields to clients located throughout the Southern California region.

     o Vector ESP, Inc. and Vector ESP Management, Inc., a provider of secure access, consulting services, information technology products, technology solutions, applications, messaging and collaboration products and services, remote connectivity and workforce mobility products and services.

On January 27, 2005 we entered into a Stock Purchase Agreement with Info Systems, Inc. ("Info Systems") and its shareholders to acquire all of the outstanding capital stock of Info Systems. Info Systems conducts an information technology business and certain management and consulting businesses consisting of providing connectivity (network infrastructure), server architecture

(applications, directory and computing infrastructure), convergence (legacy and Voice Over Internet Protocol ("VoIP")), security (assessment, policy design) and storage (SAN, data migration) solutions, as well as telecommunications and structured cabling services, outsourced information technology (IT), staff augmentation and remote network monitoring, management and support services through its Network Operations Center.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

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

We recorded goodwill as a result of our acquisition of PTI and DCR, which we currently are operating as wholly-owned subsidiaries. We determined the fair value of both companies' operations through a discounted cash flow method. This analysis was based on a projection of future sales and earnings for a discrete period of three years at March 31, 2004, plus an assumed average growth rate for all years beyond the initial projected period. Based on this analysis, we determined that our goodwill was not impaired. Since March 31, 2004, no events have transpired which would change the aforementioned determination. In connection with the acquisitions of DataVox and Network Catalyst, and Vector we recorded goodwill in the amount of $1.9 million, $6.0 million, and $19.8 million respectively. Goodwill was determined by comparing the purchase price and related transaction costs with the fair value of the net tangible assets and liabilities acquired.

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

PEQUOT AND CONSTELLATION INVESTMENTS

In connection with the negotiation of the Pequot Purchase Agreement and the consummation of Pequot's purchase of the Series A-1 Convertible Preferred Stock we allocated the net proceeds from the sale of the (a) Series A-1 Convertible Preferred Stock, (b) warrants to purchase 500,000 shares of our common stock and
(c) rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants based on their relative fair values as at the date of the sale of the Series A-1 Convertible Preferred Stock and 500,000 warrants. We allocated and recorded $2.9 million to the Series A-1 Convertible Preferred Stock and assigned and credited to additional paid-in capital (x) $600,000 for the 500,000 warrants sold with the Series A-1 Convertible Preferred Stock and (y) $3.2 million for the rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants. Additionally, the company paid a finder's fee consisting of $70,000 in cash and 27,363 shares of our common stock, valued at $45,150, which was charged against additional paid-in capital. In connection with the Pequot purchase of the Series A-2 Convertible Preferred Stock and related warrants the Company allocated and recorded $5.1 million to the Series A-2 Convertible Preferred Stock and assigned and credited to additional paid in capital $0.4 million. In connection with the Pequot purchase of the Series A-3 Convertible Preferred Stock and related warrants, the Company allocated and recorded $9.0 million to the Series A-3 Convertible Preferred Stock and assigned and credited additional paid in capital $3.5 million.

In addition, up-front payments of $1.1 million, which are included as operating expenses in our condensed consolidated statement of operations, were made to two of our officers under their new employment agreements and a shareholders agreement to which we are a party.

In connection with Constellation's and Pequot's investment in the Series A-4 First Tranche Notes, the Company allocated the net proceeds from the sale of the
(a) Series A-4 First Tranche Notes, (b) A-4 First Tranche Warrants to purchase up to 615,386 shares of the Company's common stock and (c) rights to purchase the Series A-4 Second Tranche Notes, the Additional A-4 Warrants and the Series A-5 Convertible Preferred Stock based on their relative fair value at the date of the sale of the Series A-4 Convertible Preferred Stock and A-4 First Tranche Warrants. The Company allocated and recorded $4.5 million to the Series A-4 First Tranche Notes and assigned and credited to additional debt discount (x) $2.5 million for the 615,386 A-4 First Tranche Warrants and (y) $3.0 million for the rights to purchase Series A-4 Second Tranche Notes, the Additional A-4 Warrants and the Series A-5 Notes.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statement of operations expressed as a percentage of net revenue:

                                    Nine Months Ended        Three Months Ended
                                      December 31,               December 31,
                                  ----------------------------------------------
                                   2004           2003        2004          2003
                                  ---------  ---------     ----------   --------
Net revenues:
   Products                        73.8%          69.6%       71.2%        72.0%
   Services                        26.2%          30.4%       28.8%        28.0%
                                  ---------  ---------     ----------   --------
Total net revenues                100.0%         100.0%      100.0%       100.0%
                                  ---------  ---------     ----------   --------
Cost of products                   66.6%          66.2%       63.0%        67.9%
Cost of services                   17.2%          20.4%       16.7%        23.5%
Gross profit - products             7.0%           3.4%        8.2%         4.2%
Gross profit - services             9.0%          10.0%       12.1%         4.5%
Gross profit - total               16.0%          13.4%       20.3%         8.7%
Selling, general and admin (a)     20.1%          17.4%       18.7%        17.6%
Operating (loss) income             4.2%           4.0%        1.6%         8.9%
Interest expense (b)                2.3%           0.8%        4.2%         0.9%
Net (loss) income                   6.5%          -4.7%        2.6%        -9.8%

--------------------

(a) Includes $1.1 million of expenses in the six months ended September 30, 2004, for payments made to two officers of the Company in connection with the Pequot Investment.
(b)  Includes $1.0 million of non cash amortization of debt discount.

THREE AND NINE MONTHS ENDED DECEMBER 31, 2004, AS COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 2003

Net Revenue

Net revenue for the three months ended December 31, 2004 was $29.7 million, as compared with net revenue of $14.7 million for the comparable 2003 period. For the nine months ended December 31, 2004, net revenue amounted to $63.6 million, as compared with net revenue of $43.9 million for the comparable 2003 period. The Company has achieved growth of 99% for products and 108% in services for the three months ended December 31, 2004, as compared with the same three month period in 2003. The increase in revenue primarily was due to the inclusion of the results of our acquisitions during the past three months as well as an increase in customer demand for our products and services.

Gross Profit

Gross profit for the three months ended December 31, 2004 was $6.0 million, as compared with gross profit of $1.3 million for the comparable 2003 period. For the nine months ended December 31, 2004, gross profit amounted to $10.2 million, as compared with gross profit of $5.9 million for the comparable 2003 period. The Company achieved gross margins of 20.3% for the three months ended December 31, 2004, as compared to gross margins of 8.7% for the three months ended December 31, 2003. Improved gross margins resulted primarily from the impact of our acquisitions. Although we have significantly improved our gross margins, we expect to continue to face competitive market pressures which impact the gross profit on our product revenue and service related revenue.

Selling, General and Administrative

Selling, general and administrative expenses increased to $5.6 million in the three months ended December 31, 2004 from $2.6 million in the comparable 2003 period. Expressed as a percentage of net revenues, selling, general and administrative expense was 18.7% as compared to 17.6% in the comparable 2003 period. Increased expenses are predominately related to the additional costs incurred from the integration of our acquisitions. For the nine months ended December 31, 2004, selling, general and administrative expenses increased to $12.8 million from $7.6 million during the nine months ended December 31, 2003. The 2004 expenses included $1.1 million for special compensation arrangements incurred in connection with the initial Pequot investment.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") was a positive $0.8 million in the three months ended December 31, 2004 as compared to a negative EBITDA of $0.9 million in the comparable 2003 period. The negative EBITDA was $1.5 million in the nine months ended December 31, 2004 as compared to a negative $0.6 million in the comparable 2003 period. The EBITDA improvements resulted from both increased net revenue and improved gross margins discussed above, potentially offset by increased selling, general and administrative expenses. The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

                                     Three Months Ended      Nine Months Ended
                                         December 31,           December 31,
                                  ----------------------    --------------------
                                     2004         2003         2004        2003
                                  ---------    ---------    ---------   --------

  Net (loss) income                 ($0.8)       ($1.4)       ($4.1)      ($2.1)
  Depreciation and
  amortization                       $0.4         $0.4         $1.1        $1.2
  Interest expense (a)               $1.2         $0.1         $1.5        $0.3

                                  ---------    ---------    ---------   --------
     EBITDA                          $0.8        ($0.9)       ($1.5)      ($0.6)

     --------------------

     (a) Includes $1.0 million non cash amortization of debt discount.

The Company believes that its non-GAAP measure of EBITDA provides investors with a useful supplemental measure of its operating performance by excluding the impact of interest, taxes, depreciation, and amortization. Management uses EBITDA to assist in evaluating operating performance. These non-GAAP results should be evaluated in light of the Company's financial results prepared in accordance with GAAP. EBITDA is not a recognized measure for financial statement presentation under GAAP. Non-GAAP earnings measures do not have any standardized definition and are therefore unlikely to be comparable to similar measures presented by other reporting companies. This non-GAAP measure is provided to assist readers in evaluating the Company's operating performance. Readers are encouraged to consider this non-GAAP measure in conjunction with the Company's GAAP results.

Interest Expense

Interest expense was $1.2 million in the three months ended December 31, 2004 and $0.1 million for the comparable period in 2003. In addition, interest expense was $1.5 million in the nine months ended December 31, 2004 and $0.3 million for the nine months ended December 31, 2003. The primary increase is due to non-cash interest expense of $1.0 million related to the convertible subordinated noted issued in December 2004.

Net Income (Loss)

The Company had a net loss of $0.8 million in the three months ended December 31, 2004 as compared to a net loss of $1.4 million in the comparable 2003 period. The net loss was $4.1 million in the nine months ended December 31, 2004 as compared to a net loss of $2.1 million in the comparable 2003 period. The increase in the net loss was primarily the result of the non-cash interest charge and for the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

We measure our liquidity in a number of ways, including the following:

                                                 (Dollars in thousands)
                                                  As at             As at
                                           December 31, 2004   March 31, 2004
                                           -----------------   --------------

Cash and cash equivalents..............        $   8,125         $    370
Working capital........................        $  (5,223)        $ (1,277)

Current ratio..........................           0.89:1           0.91:1
Secured notes payable..................        $  11,291         $  5,919


Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

During the nine months ended December 31, 2004, we used cash of approximately $7.8 million in operating activities. This primarily resulted from the decreases in accounts receivable from customers of $2.8 million, a decrease in deferred revenue of $1.0 million, a decrease in accounts payable of $2.0 million, a decrease in other assets of $0.1 million, depreciation and amortization charges of $1.1 million, amortization of debt discount of $1.0 million, and the net loss of $4.1 million.

Net cash used in investing activities amounted to approximately $22.9 million. The significant uses were for the acquisition of businesses of $20.5 million, an increase in restricted cash of $1.0 million and for the acquisition of property and equipment in the amount of $1.4 million. In addition, net cash provided by financing activities was $38.5 million primarily related to the net proceeds from the issuance of shares of Series A Preferred Stock in the amount of $23.8 million, precedes from the issuance of subordinated promissory notes $10.0 million and net borrowings under our secured notes payable and inventory financing $4.5 million.

We had working capital of approximately $1.4 million as of December 31, 2004 an increase of $2.7 million from March 31, 2004.

As a result of the foregoing, our cash increased approximately $7.8 million.

On May 21, 2004, the Company and its subsidiaries entered into an Amended and Restated Financing Facility (the "Amended Financing Facility") with a financial institution (the "Lender"). The Amended Financing Facility provides for a credit facility of up to $10,000,000, secured by all of the Company's assets, except for permitted encumbrances, and expires on May 21, 2005. Effective as of December 27, 2004, the Schedule to the Amended Financing Facility was amended to change certain of the financial covenants contained therein.

On February 1, 2005, the Company received a temporary increase from the Lender in the amount of the credit facility to $20,000,000. This temporary increase terminates on March 31, 2005. The Company anticipates either extending the Amended Financing Facility or replacing it prior to its expiration.

Two forms of loans can be made under the Amended Financing Facility: floor plan financings and revolving receivable financings. The floor plan financings generally allow the Company to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrues on floor plan financings after such 30-day period at the rate equal to six basis points over a specified prime rate. The revolving receivable financings allow the Company to borrow against current account receivables that meet certain specified standards. Interest accrues on revolving receivable financings immediately upon funding a specified prime rate. The Amended Financing Facility contains other affirmative and negative covenants, including those relating to the Company's tangible capital funds and other financial conditions. The Company is required to pay additional fees if it exceeds the maximum permitted aggregate loan amount then in effect or if the Company is found to be in default under the Amended Financing Facility.

Our total outstanding debt under the revolving receivable financing facility was $11.3 million at December 31, 2004 and $5.9 million at March 31, 2004. The amount outstanding under the inventory financing agreement was $2.6 million at December 31, 2004 and $3.5 million at March 31, 2004.

Our other financing arrangement is a $0.3 million floor plan financing agreement we entered into on May 25, 1989. Financing under this agreement is secured by our assets, other than inventories and accounts receivable directly financed and secured by other floor plan lenders. The total amount due to this lender was under $0.1 million as of December 31, 2004.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

One of our customers accounted for 11% of our total accounts receivable. This customer is a telecommunications company which represented $6.0 million, or 11%, of our accounts receivable as at December 31, 2004. Revenues generated from this customer represented 20% of our total revenues for the three months ended December 31, 2004.

The loss of this customer, or any of our other major customers, could be expected to have a material adverse effect on our financial condition during the short term and until we are able to generate replacement business, although there can be no assurance of obtaining such business.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement is effective for our interim periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed, as of December 31, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004. As of December 31, 2004 there have been no significant changes in our internal controls or financial reporting that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting. .


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to the disclosures contained in Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, for information concerning material legal proceedings involving our company There were no material developments concerning such material legal proceedings during our fiscal quarter ended December 31, 2004.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

On July 2, 2004, we acquired DataVox Technologies, Inc. ("DataVox). As part of purchase price for DataVox we issued a promissory note (the "DataVox Notes"), in the principal amount of $124,757, to the DataVox Shareholders. Each DataVox Note is payable in five equal quarterly installments of $20,792 and one final quarterly installment of $20,792, (each, an "Installment") such Installments being due on October 1, 2004, January 1, 2005, April 1 2005, July 1, 2005, October 1, 2005 and January 1, 2006 (each, an "Installment Due Date"), without interest. Payments of principal and interest, if any, on the DataVox Notes is payable at our option in any combination of cash and common stock, provided that all payments must be made with a minimum of 25% cash and cannot be made with more than a maximum of 75% cash. On October 1, 2004 we issued to each DataVox Shareholder 3,109 shares of our common stock as part of the October 1, 2004 Installment. The issuance of common stock to each DataVox Shareholder was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), and/or Regulation D thereunder. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exception thereunder. The DataVox Shareholders received, or had access to, material information concerning us and our operations including but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

The purchase price for the Info Systems acquisition is $13,200,000 and will be paid in the form of cash and shares of the Company's common stock as set forth in Note 8 to this Form 10Q. In addition, we have agreed to issue the Info Systems shareholders additional shares of common stock on the achievement of certain financial targets as set forth in Note 8 to this Form 10Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on November 19, 2004. At the Annual Meeting the following individuals consisting of the candidates nominated by Company's Board of Directors were elected directors by the votes indicated and the following proposals were adopted by the vote specified below:

Proposal No. 1: To elect nine persons to the Board of Directors of the Company, each to serve until the next annual meeting of shareholders of the Company or until such person shall resign, be removed or otherwise leave office.

                                                For                Withheld
                                             ---------             --------
         Gerald A. Poch                      9,781,784             501,900
         Francis J. Alfano                   9,781,784             501,900
         Steven H. Rothman                   9,777,784             505,900
         Howard A. Pavony                    9,781,784             501,900
         Arnold J. Wasserman                 9,930,234             353,450
         Richard R. Heitzmann                9,779,584             504,100
         Amish Jani                          9,779,584             504,100
         William Lerner                      9,932,234             351,650
         Alvin E. Nashman                    9,932,234             351,650


Proposal No. 2: To approve an increase in the number of shares available for issuance under the Company's 2004 Equity Incentive Plan from 2,000,000 to 3,000,000.


                     Vote               Number of Votes Cast
                     ----               --------------------
                     For                       8,098,889
                     Against                     557,086
                     Abstain                       8,980
                     Broker Non-Vote           1,618,729

Proposal No. 3: To ratify the appointment of Goldstein Golub Kessler LLP as accountants for the Company.

                     Vote               Number of Votes Cast
                     ----               --------------------
                     For                      10,246,054
                     Against                      30,300
                     Abstain                       7,330

No other matter was presented for voting at the Annual Meeting.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

EXHIBITS

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit
Number     Description
-------    -----------
    3.1    Restated Certificate of Incorporation.*
    3.2    Amended and Restated By-Laws, as amended.*

    4.1 MTM Technologies, Inc. Restated Certificate of Incorporation (subject to shareholder approval following which the Restated Certificate of Incorporation will be filed with the Secretary of the State of New
           York).*
   10.1 Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, LLP and Pequot Offshore Private Equity Partners III, L.P.*
   10.2    Form of the A-3 Warrants*
   10.3 Purchase Agreement dated December 7, 2004 by and among MTM Technologies, Inc., Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*
   10.4    Form of the A-4 Notes and A-5 Notes*
   10.5    Form of the A-4 Warrants*
   10.6 Amended and Restated Registration Rights Agreement dated December 10, 2004 by and among, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*
   10.7 Amended and Restated Shareholders' Agreement dated December 10, 2004 by and among, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*
   10.8 Asset Purchase Agreement dated December 1, 2004 by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc. *
   10.9 Stock Purchase Agreement dated January 27, 2005 by and among Info Systems, Inc., Mark Stellini, Emidio Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc.*
   10.10 Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Howard A. Pavony.*
   10.11 Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Steven H. Rothman.*
   10.12 Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Francis J. Alfano.*
   10.13 Amendment No.1 to Employment Agreement between MTM technologies, Inc. and Francis J. Alfano*
   10.14 Severance Letter, dated May 21, 2004, between MTM Technologies, Inc. and Alan Schwartz*
   10.15 Amendment to Severance Letter between MTM Technologies, Inc. and Alan Schwartz*
   10.16 Stock Option Award Agreement, dated November 2, 2004, between MTM Technologies, Inc. and Steven Stringer*
   10.17 Restricted Stock Unit Award Agreement, dated November 2, 2004, between MTM Technologies, Inc. and Steven Stringer*
   10.18 Amendment No. 2 to Employment Agreement between MTM Technologies, Inc. and Howard A. Pavony*
   10.19 Employment Agreement, dated October 1, 2004, between MTM Technologies, Inc. and Steven Stringer.*
   31.1    Certification pursuant to Exchange Act Rule 13a-14(a) of
           Francis J. Alfano.
   31.2    Certification pursuant to Exchange Act Rule 13a-14(a) of Alan
           Schwartz.
   32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
   32.2 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.
   99.1 Voting Agreement dated December 6, 2004 by and among Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P., CVC II Partners, LLC.*
   99.2    Press Release dated February 14, 2005 (furnished, not filed, under
           Item 2.02, "Results of Operations and Financial Condition.")

--------------------
      *    Incorporated by reference.  See Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MTM Technologies, Inc.



Date:  February 14, 2005          By:           /s/ Francis J. Alfano
                                      ------------------------------------------
                                      Francis J. Alfano, Chief Executive Officer
                                            (Principal Executive Officer)



Date:  February 14, 2005          By:            /s/ Alan Schwartz
                                      ------------------------------------------
                                       Alan Schwartz, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                             MTM TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FISCAL QUARTER ENDED DECEMBER 31, 2004

                                  EXHIBIT INDEX

  Exhibit
  Number   Description
  -------  -----------
    3.1    Restated Certificate of Incorporation. [Incorporated by reference to exhibit 3.1 to the registrant's Current Report on Form 8-K (Date of
           Report: May 21, 2004), filed with the Securities and Exchange Commission on June 7, 2004.]
    3.2 Amended and Restated By-Laws, as amended. [Incorporated by reference to exhibit 3.1 to the registrant's Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]
    4.1 MTM Technologies, Inc. Restated Certificate of Incorporation (subject to shareholder approval following which the Restated Certificate of Incorporation will be filed with the Secretary of the State of New
           York). [Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004) filed with the Securities and Exchange Commission on December 13, 2004.]
   10.1 Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, LLP and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant's definitive Schedule 14A, filed with the SEC on April 15, 2004.]
   10.2 Form of the A-3 Warrants [Incorporated by reference to exhibit 10.7 to the registrant's Current Report on Form 8-K (Date of Report:
           December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
   10.3 Purchase Agreement, dated December 7, 2004, by and among MTM Technologies, Inc., Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K (Date of Report: December 7, 2004) filed with the Securities and Exchange Commission on December 13, 2004.]
   10.4    Form of the A-4 Notes and A-5 Notes [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of
           Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
   10.5 Form of the A-4 Warrants [Incorporated by reference to exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report:
           December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
   10.6 Amended and Restated Registration Rights Agreement, dated December 10, 2004, by and among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of
           Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
   10.7 Amended and Restated Shareholders' Agreement, dated December 10, 2004, by and among, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to exhibit 10.5 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
   10.8 Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc. [Incorporated by reference to exhibit
           2.1 to the registrant's Current Report on Form 8-K (Date of Report:
           December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

  10.9 Stock Purchase Agreement dated January 27, 2005 by and among Info Systems, Inc., Mark Stellini, Emidio Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc. [Incorporated by reference to exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: January 26, 2005), filed with the Securities and Exchange Commission on February 1, 2005.]
 10.10 Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Howard A. Pavony. [Incorporated by reference to exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report:
           May 21, 2004), filed with the SEC on June 7, 2004.]
 10.11 Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Steven H. Rothman. [Incorporated by reference to exhibit
           10.4 to the registrant's Current Report on Form 8-K (Date of Report:
           May 21, 2004), filed with the SEC on June 7, 2004.]
 10.12 Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Francis J. Alfano. [Incorporated by reference to exhibit
           10.5 to the registrant's Current Report on Form 8-K (Date of Report:
           May 21, 2004), filed with the SEC on June 7, 2004.]
 10.13 Amendment No.1 to Employment Agreement between MTM technologies, Inc. and Francis J. Alfano [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: Jan 3,
           2005), filed with the SEC on Jan 6, 2005]
 10.14 Severance Letter, dated May 21, 2004, between MTM Technologies, Inc. and Alan Schwartz [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: Jan 3,
           2005), filed with the SEC on Jan 6, 2005]
 10.15 Amendment to Severance Letter between MTM Technologies, Inc. and Alan Schwartz [Incorporated by reference to exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report: Jan 3,
           2005), filed with the SEC on Jan 6, 2005]
 10.16 Stock Option Award Agreement, dated November 2, 2004, between MTM Technologies, Inc. and Steven Stringer [Incorporated by reference to exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of
           Report: Jan 3, 2005), filed with the SEC on Jan 6, 2005]
 10.17 Restricted Stock Unit Award Agreement, dated November 2, 2004, between MTM Technologies, Inc. and Steven Stringer [Incorporated by reference to exhibit 10.5 to the registrant's Current Report on Form 8-K (Date of Report: Jan 3, 2005), filed with the SEC on Jan 6, 2005]
 10.18 Amendment No. 2 to Employment Agreement between MTM Technologies, Inc. and Howard A. Pavony [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report:
           Dec 21, 2004), filed with the SEC on Dec 23, 2004]
 10.19 Employment Agreement, dated October 1, 2004, between MTM Technologies, Inc. and Steven Stringer. [Incorporated by reference to
           Exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of
           Report: October 1, 2004), filed with the SEC on October 7, 2004.]
 31.1      Certification pursuant to Exchange Act Rule 13a-14(a) of
           Francis J. Alfano.
 31.2      Certification pursuant to Exchange Act Rule 13a-14(a) of Alan
           Schwartz.
 32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
 32.2 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.
 99.1 Voting Agreement, dated December 6, 2004, by and among Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P., CVC II Partners, LLC. [Incorporated by reference to exhibit 99.1 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
 99.2      Press Release dated February 14, 2005 (furnished, not filed, under
           Item 2.02, "Results of Operations and Financial Condition.")