Form 10-K
period 2005-03-31
MTM Technologies, Inc.
filed 2005-06-29
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: MARCH 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 0-22122

MTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3354896 (I.R.S. Employer Identification No.)
850 Canal Street Stamford, CT (Address of principal executive offices)	06902 (Zip Code)

Registrant's telephone number, including area code: (203) 975-3700

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, par value $0.001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Indicate by check mark whether the registrant is an accelerated filer. Yes [  ]      No [X]

      The aggregate market value of the 3,210,816 shares of voting and non-voting common equity stock held by non-affiliates (all shareholders other than directors, executive officers and 5% or greater shareholders) of the registrant was $5,972,118 as of September 30, 2004, based on the average bid and asked prices of the registrant's common stock on such date of $1.86 per share, as reported by The Nasdaq Stock Market, Inc.

      There were a total of 7,392,317 shares of the registrant's common stock outstanding as of June 15, 2005.

Documents Incorporated by Reference:
None

MTM TECHNOLOGIES, INC.
FORM 10-K
For the Fiscal Year Ended March 31, 2005

Introductory Comment—Terminology

      Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “our company” refers to MTM Technologies, Inc. (formerly, Micros-to-Mainframes, Inc.) ( “MTM” ) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

      “Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot,” “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to The BSC Employee Fund VI, L.P., “CVC” refers to CVC Partners II, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation,” and together with Pequot, the “Investors.”

Introductory Comment—Forward-Looking Statements

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

PART I

Item 1. Description of Business

      We are a leading national computer and communications technology management company providing information technology (“IT”) networking, communications, software applications and data center services, including secure access, voice over internet protocol (“VOIP”), storage, security and messaging solutions. We serve as a single source provider of advanced technology solutions to support our clients’ mission-critical business processes. Our clients consist of divisions of Fortune 100 and Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. We serve clients in most major US metropolitan markets.

      We provide services to our clients that address the full life cycle of a business solution from needs analysis, through planning, solution development, deployment, and testing, to on-going maintenance and support. We act a single-source provider of business technology solutions to our clients, an increasingly mandated requirement in today’s marketplace.

Business Strategy

      There is a rapidly growing trend among companies to outsource their computer services requirements. This entails client companies obtaining all or a portion of their data processing and related requirements from solution providers, such as us, that specialize in the technology service, product or application required by these client companies. Our strategy is to be the national leader in providing sophisticated network solutions to the middle market using a combination of carefully managed internal growth and acquisitions. We offer our clients selective outsourced infrastructure solutions at competitive prices. We are focusing our efforts on developing our higher margin recurring service offerings, while maintaining control over our expenses and improving our balance sheet. These services include our outsourced support services; contract programming; voice over internet protocol (VOIP) solutions; network consulting; network management and monitoring; security solutions; collaboration solutions focused primarily on Microsoft Exchange; data storage (including disaster recovery and data back-up) and IT staff augmentation.

      Since 1991, we have evolved to become a provider of IT managed solutions. We are focusing our current marketing efforts in accelerating growth in such areas. Services accounted for approximately 28% of our revenues for the fiscal year ended March 31, 2005, as compared to approximately 25% in the fiscal year ended March 31, 2004, with a small portion of these revenues derived from maintenance and repair services. The trend toward services revenue has accelerated, however as a result of our acquisition program, with service revenue accounting for approximately 30% of our revenue in the quarter ended March 31, 2005.

      Our acquisition program is an important part of our business strategy.

Acquisition Program

      One of our principal goals is to grow our business through the acquisition of additional companies. These acquisitions would expand our business into geographic regions where we do not yet have a strong presence, strengthen our technical capabilities and provide new service offerings. These benefits would enable us to better service the needs of middle market business and divisions of large enterprises. To fund the cash portions of the acquisitions which we have made to date, we have relied on private institutional financing.

      On January 29, 2004 we entered into an agreement (the “Pequot Purchase Agreement”) with Pequot to sell to Pequot an aggregate of up to $25 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. We subsequently sold shares of Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock, in each case together with common stock warrants, to Pequot, to fund the cash portions of the purchase prices for our acquisitions of DataVox Technologies, Inc. and Network Catalyst, Inc., respectively, referred to below.

      On December 7, 2004, Pequot assigned to Constellation all of Pequot’s rights and obligations under the Pequot Purchase Agreement to purchase a portion of the shares of the Series A-3 Convertible Preferred Stock and common stock warrants covered by that agreement. On that date we also entered into a purchase agreement (the “Pequot/Constellation Purchase Agreement”) with Pequot and Constellation for up to $40 million (or in certain limited circumstances, up to $47.5 million) of additional financing in the form of 7% convertible secured notes in three tranches. We subsequently sold to Pequot and Constellation shares of Series A-3 Preferred Stock and common stock warrants under the Pequot Purchase Agreement, and Series A-4 First Tranche Notes under the Pequot/Constellation Agreement, to fund the cash portion of the purchase price for our acquisition of the Vector ESP entities; and Series A-4 Second Tranche Notes under the latter agreement to fund the cash portion of our purchase price for our acquisition of Info Systems, Inc. The Series A-4 First Tranche Notes and Series A-4 Second Tranche Notes were converted into shares of our Series A-4 Preferred Stock upon approval of such convertibility by our shareholders on June 23, 2005.

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

      In executing our growth-through-acquisition strategy during our 2005 fiscal year, we have acquired the businesses and operating assets of the first three of the following four companies, and all of the outstanding capital stock of the fourth one:

•	DataVox Technologies, Inc., a Cisco AVVID (Architecture for Voice, Video and Integrated Data) authorized partner, offering advanced technology solutions, including IP telephony, security, storage, networking and wireless technologies solutions, as well as network facilities engineering and data center technology consulting and services.

•	Network Catalyst, Inc., a provider of advanced technology solutions in the VOIP (voice over internet protocol), infrastructure and security fields to clients located throughout the Southern California region.

•	Vector ESP, Inc. and Vector ESP Management, Inc., providers of secure access, consulting services, information technology products, technology solutions, applications, messaging and collaboration products and services, remote connectivity and workforce mobility products and services.

•	Info Systems, Inc., a provider of VOIP, security and storage solutions, as well as telecommunications and structured cabling services, outsourced information technology (IT), staff augmentation and remote network monitoring, management and support services through its Network Operations Center.

Business Services

      We are a leading national computer and communications technology management company providing IT networking, communications, software applications and data center services, including secure access, voice over internet protocol (VOIP), storage, security and messaging solutions. We serve as a single source provider of advanced technology solutions to support our clients’ mission-

critical business processes. Our clients consist of divisions of Fortune 100 and Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. We serve clients in most major US metropolitan markets.

      We provide services to our clients that address the full life cycle of a business solution, from needs analysis, through planning, solution development, deployment, and testing, to on-going maintenance and support. We act a single-source provider of business technology solutions to our clients, an increasingly mandated requirement in today’s marketplace.

      Our services can be broadly categorized into the following:

•	Managed services

•	Consulting, integration and professional services

•	IT outsourcing (including staff outsourcing)

•	Product provisioning (including on-line purchasing)

•	Repair and restorative services

      Managed Services

      We provide our clients with a suite of managed services through the use of our Pivot Technology system which includes our proprietary network management and monitoring software system. Our Pivot Technology system provides our clients with real-time monitoring of their computing and storage systems, VOIP systems and network infrastructure to immediately detect component failures, critical security events (such as, for example, hacking attempts), deteriorating performance and also to report on the health of these systems. The Pivot Technology system is a combination of our proprietary network management and monitoring software and best-of-breed third party licensed software. Monitoring of our clients’ networks is performed by our certified engineering staff operating on a 24x7x365 basis from two of our network operations centers (“NOC”). Our NOCs are located in Delaware and California.

      In addition to monitoring, our managed services include managed hosting and a suite of hosted applications, including VOIP and e-mail. We offer our customers a choice of two collocation facilities to host their computing systems. Our field engineering resources are available in each of our regions to provide field support and technical resources in connection with our managed services.

      Consulting, Integration and Professional Services

      Our staff of certified technology professionals provide our clients with a full suite of services ranging from advanced configurations and complex project management, project logistics and planning. We provide design, consulting, implementation and support services in our seven areas of core competence. These are network infrastructure (including LAN, WAN and Wireless), VOIP, storage solutions, operating systems, security, facilities design and access infrastructure.

      Our capability to address all phases of technology projects, from needs analysis and definition through implementation and support, allows us to offer our customers a single point of accountability for a broad range of technology projects. As technology infrastructure becomes progressively more sophisticated and complex, our clients demand total project accountability from a single vendor. With our national presence, engineering expertise, and extensive relationships with top tier vendors, we are able to undertake most technology infrastructure projects for our clients and provide them that critical single point of accountability.

      We provide professional consulting services for most of the infrastructure technologies that our clients utilize. These include expertise in the technology of a number of leading manufactures of infrastructure technology. For example, we are a Cisco Gold partner, a Citrix Platinum Solutions Advisor, a Hewlett Packard Gold and Enterprise Storage Elite partner, Microsoft Gold partner, an Avaya Gold partner, a Captaris Platinum partner, and a Nortel Elite partner. For those manufactures that we believe are critical to our client’s technology infrastructure we generally hold the highest level of certification granted by such manufacturers.

      In many of our regions we operate large project staging facilities, where technology systems associated with of our clients’ complex projects are staged, configured, tested and verified prior to delivery to the clients’ premise. We also provide accredited and topic-specific professional training services for our clients at several training facilities across the United States. Each of these facilities is fully equipped with the necessary equipment and lab facilities specific to the curriculum being delivered. In addition, we frequently offer seminars and technology awareness events for the benefit of our existing and prospective clients.

      IT Outsourcing

      Many of our potential clients have adopted an approach to technology of focusing on their core business competencies, while outsourcing non-core technology systems. These clients, however, often find it more cost effective to outsource than to fund the cost of a full-time internal IT staff to operate the sophisticated technology systems necessary which support their core business. Additionally, some clients are faced with extensive legal and regulatory compliance mandates that require sophisticated technology solutions. Again, for some of these clients, maintaining a full-time internal staff to operate those systems is not feasible.

      Our IT outsourcing solutions provide a cost effective solution to such clients by providing targeted support to fill gaps in their technology staffing on a project basis. We also offer solutions which allow clients to adopt a “pay-as-you-go” approach for supporting their IT requirements by providing hosted systems solutions that do not require substantial upfront capital investments. We believe that our technology outsourcing solutions allow our clients to achieve productivity enhancements, meet their legal and regulatory compliance requirements and improve financial performance by deploying advanced technologies on an outsourced basis. These solutions range from outsourcing of specific targeted business functions (such as application hosting, help desk operations) to strategy definition and execution on a virtual CIO basis.

      For clients with defined staff augmentation needs, our IT outsourcing provides cost-effective staffing alternatives in connection with both long and short term client projects by maintaining an extensive staff of highly trained consultants meeting many of the same qualifications as those which our clients demand of our own professional staff resources.

      Product Provisioning Services and On-line Sourcing

      We provide all aspects of infrastructure technology product delivery to our clients. Through our relationships as a certified partner with most of the key top tier infrastructure technology product manufacturers and with key infrastructure technology distributors, we are able to provide our clients with cost-effective product sourcing solutions to meet their requirements for managed, timely and competitive product procurement.

      We offer an on-line, web-based and secure product purchasing option for those clients who prefer a self-service alternative. Our eCommerce portal allows our clients to obtain product pricing, place unit or volume orders, and track the delivery process of their orders on line.

      For clients who require their purchased products to be staged, pre-configured, field tested, assembled or integrated, we provide these services in one of two extensive staging facilities (in California and Connecticut). Staging can be provided with or without the client’s participation, as directed by the client.

      Repair and Restorative Services

      Many of our clients require a guaranteed response to their system outages. Through our national staff of certified technicians and related field resources, we provide service level guarantees to our customers in response to problems with their infrastructure technology outages that are communicated to us, or that are detected through our Pivot Technology monitoring systems as part of a managed services solution. We offer our clients various degrees of guaranteed response depending on the severity of the outage or the client’s specific response requirements. Our technical staff providing these services is fully trained in and accredited with each of the vendors’ technology systems.

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

      Companies have recognized the importance of IT systems in supporting their business processes and are turning to IT solutions to complete more effectively. At the same time the process of designing, developing and implementing IT solutions has become increasingly complex. The accelerated rate of development of new technologies is placing increasing demand on our clients to understand the opportunity and impact which these technologies can have on their business. IT services organizations like ours are faced with an increasing demand to keep up with these developments so as to effectively serve as consultants and advisors to our clients.

      During the period 2001 to 2004 following the burst of the “internet bubble,” the technology industry was impacted by a dramatic slowdown in IT spending. Companies refrained from funding critical technology projects necessary to keep up with the advances in IT, and often those necessary for the basic upkeep and maintenance of their installed technology base. Companies used the period of economic slowdown to reassess the return on investment associated with their past IT spending; and, we believe, concluded that past levels of IT spending can not be sustained at historical levels in today’s competitive marketplace. As such, future spending may increasingly be targeted and scrutinized from the standpoint of necessity and business impact. Importantly, companies have indicated that their intent is to focus on the effectiveness of IT solutions, not merely on the level of IT spending. This important development may result in the differentiation between technology providers who focus on offering total solutions versus those who focus on product resales.

      Advances in virtualization at the device and application level have suggested a trend toward a centralized computing model. This cycle, which started with mainframes, then workgroup mini-computers, then highly distributed applications running on micro-computers and PCs, may now be returning to a model where an increasing portion of business applications are implemented in a centralized computing model, using increasingly sophisticated terminal services to access these applications. This shift may be one of the most significant developments driving the re-definition by IT service providers of product and service solutions for the foreseeable future.

Sales and Marketing

      Our marketing efforts are focused on divisions of large corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipalities and educational institutions. Except for major corporate accounts, these customers generally do not have internal computer support personnel. We believe that the increasing complexity of computer systems, increased usage of computers in the workplace and the trend toward network interconnecting will cause business and institutional customers to require significant levels of outsourced customer support services, such as those provided by us. We believe that these customers are increasingly relying on their dealers and suppliers to provide, in addition to competitive pricing, a one-stop solution-based approach to their data processing requirements. We use such an approach, which addresses purchasing, compatibility, maintenance, support, training and obsolescence.

      Our customers are diversified in such industries as securities, financial institutions, pharmaceuticals, manufacturing, distribution, law and accounting firms as well as municipalities and educational institutions. For the years ended March 31, 2005, 2004 and 2003, approximately 20%, 34%, and 18% of our revenue was from one customer, Verizon Wireless. We entered into a three-year desktop maintenance and support contract with Verizon Wireless, which expired in April 2005. We continue to provide services to Verizon and are currently negotiating an extension to the agreement.

      As of May 31, 2005, we employed 122 salespersons, sales assistants and marketing persons who are paid salaries, commissions and/or a combination of both. Our sales executives regularly call on management at companies seeking solutions for their computer problems.

      We also make joint sales presentations with certain of our major suppliers to existing and prospective customers. Certain of these suppliers’ customer fulfillment option programs allow customers who purchase directly from the supplier to apply purchases from us to their purchase obligations under those agreements. As a result, these customers have the flexibility of purchasing products from us to take advantage of our added services and our ability to integrate multiple manufacturers’ products. Most major manufacturers have instituted either a moratorium or a selective authorization procedure on the approval of additional authorized dealership locations. While in effect, such policies may preclude us and certain of our competitors from becoming authorized dealers for new vendors.

Suppliers

      We purchase software, computers and related products directly from numerous suppliers as either an authorized dealer or a value added reseller. We have entered into authorization agreements with our major suppliers. Typically, these agreements provide that we have been appointed, on a non-exclusive basis, as an authorized dealer and systems integrator of specified products of the supplier at specified locations. Most of the authorization agreements provide that the supplier may terminate the agreement with or without cause upon 30 to 90 days notice or immediately upon the occurrence of certain events. We believe that we have excellent relationships with our major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, we may have difficulty in obtaining inventory at a sufficiently low cost to allow for resale at a competitive price.

      Distributors and integrators in the computer industry currently face a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. In recent years, major hardware vendors have instituted aggressive price reductions in response to lower component costs and discount pricing by certain computer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross margins for many computer distributors and may result in a reduction in existing vendor subsidies. We believe that these current conditions, which are forcing certain of our direct competitors out of business, may present us with opportunities to expand our business. There can be no assurance, however, that we will be able to continue to compete effectively in this industry.

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

Competition

      The markets in which we operate are highly competitive with respect to performance, quality and price. In our professional services business our competition ranges from small, specialty integrators, to other service providers of comparable size and profile to us, as well as large national and global professional services firms and integrators. Our smaller competitors generally are highly focused on their immediate market segment and can respond more quickly to changes in customer needs. Our larger competitors generally have greater financial resources and may be able to compete more effectively than we can on prices and payment terms offered to potential customers. In our product provisioning business we directly compete with local, regional and national distributors and mail order providers of computer and IT products and services, including network integrators and corporate divisions of retail superstores.

      In addition, the computer and IT products and services industries have each experienced a significant amount of consolidation through mergers and acquisitions. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. Further, certain computer superstores have expanded their marketing efforts to target segments of our customer base, which could have a material adverse impact on our operations and financial results. Some of our competitors have, or may have, greater financial, marketing and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing to customers, or devote greater resources to the promotion of their products and services. There can be no assurance that we will be able to compete successfully in the future with such competitors. We also compete with manufacturers, including those serving as our vendors, which market through direct sales forces and distributors. More aggressive competition by principal manufacturers of computer and IT products, such as offering a full range of services in addition to products, could have a material adverse effect on our operations and financial results.

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

Proprietary Information

      We do not hold any patents, but have several trademarks and service marks. We also may affix copyright notices on our support service, training and service manuals. While such protection may become important to use, it is not considered essential to the success of our business. We rely on the know-how, experience and capabilities of our management, sales and service personnel. We require our employees to sign confidentiality or non-competition agreements.

Employees

      Our growth-through-acquisition strategy has resulted in a substantial increase in the number of employees. As of May 31, 2004, prior to commencing our acquisition strategy, we employed 151 persons and as of May 31, 2005, after completing four acquisitions, we employed 616 persons, all but 30 of whom are full-time personnel. Of these employees, 15 were in management, 122 were in sales and marketing, 388 were in technical support, 91 were in operations, finance and administration.

      As of June 29, 2005, none of our personnel was represented by a union. We consider our employee relations to be good. On May 21, 2005, we received a Notice of Filing of Petition for Union Representation Election for the cabling unit of our Info Systems, Inc. subsidiary. This unit comprises approximately 25 employees. An election with respect to union representation is scheduled for July 15, 2005.

Incorporation

      We were incorporated on May 12, 1986 in the State of New York.

Item 2. Properties

      Our principal executive offices are currently located at 850 Canal Street, Stamford, Connecticut. We occupy approximately 6,500 square feet at this location. The lease for this location expires in September, 2009. The monthly base rent for this location is approximately $11,800.

      We are also responsible for real estate taxes, insurance, utilities and maintenance expenses relating to all of our other leased facilities. These expenses for all of our leased facilities including the Stamford, Connecticut facility totaled approximately $1.4 million for the year ended March 31, 2005.

Item 3. Legal Proceedings

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

Fiscal Year Ended March 31, 2004	High Bid	Low Bid
Quarter ended June 30, 2003	$1.07	$0.49
Quarter ended September 30, 2003	1.76	0.75
Quarter ended December 31, 2003	1.73	1.02
Quarter ended March 31, 2004	2.17	1.02

Fiscal Year Ended March 31, 2005
Quarter ended June 30, 2004	$1.62	$1.55
Quarter ended September 30, 2004	2.20	1.52
Quarter ended December 31, 2004	5.35	5.03
Quarter ended March 31, 2005	4.46	4.03

Record Holders

      As of June 15, 2005, there were 143 record holders of our common stock. We believe that there are approximately 1,100 beneficial holders of our common stock, based on information gathered in connection with the recently held special meeting of our shareholders.

Dividends

      We have never declared or paid any dividends to the holders of our common stock and we do not expect to pay cash dividends in the foreseeable future. We currently intend to retain all earnings for use in connection with the further development of our business and for general corporate purposes. Our board of directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. In addition, provisions contained in our certificate of incorporation governing the terms of our Series A Convertible Preferred Stock, as well as our financing agreements with The CIT Group/Business Credit, Inc. (“CIT”) and Textron Financial Corporation (“Textron”), place restrictions on our ability to declare or make any cash dividends on our common stock. In addition, our ability to pay cash dividends on our common stock in the future could be further limited or prohibited by the terms of future financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Equity Compensation Plan Information

      The following table sets forth, as of March 31, 2005:

•	the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our shareholders and those granted under plans, including individual compensation contracts, not approved by our shareholders (column A),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

	Column A	Column B	Column C
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column A)
Equity incentive plans approved by shareholders	4,739,416	$3.10	1,185,450
Equity incentive plans not approved by shareholders	30,000	$5.00	Not applicable
Totals	4,769,416	$3.11	1,185,450

      The shares issuable upon exercise of outstanding options, warrants and rights granted under plans not approved by shareholders consist of:

•	warrants to purchase 30,000 shares of our common stock at an exercise price of $5.00 per share that we issued to the placement agent for a private placement we conducted in 2000. These warrants expire on September 25, 2005.

      Equity Compensation Plan Information excludes warrants issued in connection with our Series A-4 First Tranche Notes and Series A-4 Second Tranche Notes as these warrants were not exercisable as of March 31, 2005. A total of 984,617 such warrants were issued as of March 31, 2005 with an exercise price of $4.06 per share.

Item 6. Selected Financial Data

      The following selected financial data for the fiscal years ended March 31, 2005, 2004, 2003, 2002, and 2001 have been derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Income Statement Data:

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands of dollars, except per share amounts)
Net revenues:
Products	$73,161	$38,976	$34,471	$55,141	$57,804
Services	28,033	13,288	20,985	20,309	22,367
Total Revenue	101,194	52,264	55,456	75,450	80,171
Cost of Products	64,246	37,757	32,139	50,662	53,674
Cost of Services	18,160	12,103	13,272	13,017	14,900
Gross profit—products	8,915	1,219	2,332	4,479	4,130
Gross profit—services	9,873	1,185	7,713	7,292	7,467
Gross profit—total	18,788	2,404	10,045	11,771	11,597
Selling, general and administrative(a)	21,770	10,025	11,484	11,077	13,431
Severance and other costs of terminated employees					677
Operating (loss) income	(2,982)	(7,621)	(1,439)	694	(2,511)
Interest expense(b)	(4,686)	(494)	(286)	(459)	(439)
Other income		6	98	37	69
Net (loss) income before benefit for income taxes	(7,668)	(8,109)	(1,627)	272	(2,880)
Net (loss) income	(7,681)	(8,109)	(1,211)	389	(2,279)
Net (loss) income per common share:
Basic	(1.34)	(1.72)	(0.26)	0.08	(0.45)
Diluted	(1.34)	(1.72)	(0.26)	0.08	(0.45)
Weighted average number of common and common equivalent shares used in calculation:
Basic	5,714	4,723	4,734	5,033	5,013
Diluted	5,714	4,723	4,734	5,043	5,013

(a)	Includes $1.1 million of expenses in the year ended March 31, 2005, for payments made to two officers of the Company in connection with the Pequot Investment.

(b)	Includes $4.1 million of non cash interest related to convertible debt.

Balance Sheet Data:

	As of March 31,
	2005	2004	2003	2002	2001
	(In thousands of dollars)

Total assets	$93,214	$19,475	$22,954	$26,386	$30,248
Total liabilities	64,698	14,311	9,713	11,581	15,584
Long Term Obligations	948		110	485	4
Working capital deficiency	(18,792)	(1,277)	(6,256)	(8,409)	(7,832)
Accumulated Deficit	(17,886)	(10,205)	(2,096)	(885)	(1,273)
Shareholders’ equity	28,516	5,164	13,242	14,806	14,664

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our updated consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Use of Estimates

      The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that effect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Overview

      We are a leading national computer and communications technology management company providing IT networking, communications, software applications and data center services, including secure access, voice over internet protocol (VOIP), storage, security and messaging solutions. We serve as a single source provider of advanced technology solutions to support our clients’ mission-critical business processes. Our clients consist of divisions of Fortune 100 and Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. We serve clients in most major US metropolitan markets.

      We provide services to our clients that address the full life cycle of a business solution, from needs analysis, through planning, solution development, deployment, and testing, to on-going maintenance and support. We act a single-source provider of business technology solutions to our clients, an increasingly mandated requirement in today’s marketplace.

Critical Accounting Policies

      We prepare our financial statements in accordance with U.S. generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, impairment of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 104. We recognize revenue from the sales of hardware when the rights and risks of ownership have passed to the customer, upon shipment or receipt by the customer, depending on the terms of the sales contract with the customer. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all of the terms and conditions of the customer contract. Service contracts generally do not extend over one year, and are billed when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivable is reasonable assured. Revenue arrangements generally do not include specific customer acceptance criteria. For arrangements with multiple deliverables, delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Revenue billed on retainer is recognized as services are performed and amounts not recognized are recorded as deferred revenue.

      We periodically receive discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to the cost of sales products.

Goodwill and Intangibles

      The Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves calculating the fair values of the applicable reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss).

      Circumstances that could trigger an impairment test include but are not limited to: significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statement of a subsidiary that is a component of a reporting unit.

Intangible Assets

      We recorded intangible assets with related to the acquisitions of DataVox Technologies, Inc., Network Catalyst, Inc., Vector Global ESP, Inc. and Info Systems, Inc.

      Intangibles consist of the following:

	Gross Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$6,588	$768
Know-how	710	59

Total	$7,298	$827

      The customer relationships and know-how are being amortized over periods of 3 to 4 years.

      Amortization expense amounted to $0.8 million for the year ended March 31, 2005. Estimated amortization expense for the next four years is as follows:

Year ending March 31,	(in thousands)
2006	$2,261
2007	2,261
2008	1,519
2009	430

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

Property and Equipment

      Property and equipment is stated at cost and is depreciated using the straight-line method. Furniture, fixtures and other equipment and software development costs have useful lives ranging from 3-7 years. Leasehold improvements are amortized over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of the existing assets are capitalized. Maintenance and repairs are charged to operations as incurred.

      We incurred approximately $1.7 million, $1.6 million and $1.6 million of depreciation and amortization expense for the years March 31, 2005, 2004 and 2003, respectively.

Contractual Obligations

      The following table set forth as of March 31, 2005 the Company's known contractual obligations.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(In thousands of dollars)
Promissory Notes	$1,033	$366	$667
Capital Lease Obligations	466	191	275
Operating Lease Obligations	7,921	1,719	2,665	$1,571	$1,966

Total	$9,420	$2,276	$3,607	$1,571	$1,966

Results of Operations

      The following table sets forth for the periods presented information derived form our audited consolidation statement of operations expressed as a percentage of net revenue:

	Year Ended March 31,
	2005	2004	2003
Net revenue:
Products	72.3%	74.6%	62.2%
Services	27.7%	25.4%	37.8%

Total net revenue	100.0%	100.0%	100.0%
Cost of products	87.8%	96.9%	93.2%

Cost of services	64.8%	91.1%	63.2%
Gross profit
Products	12.2%	3.1%	6.8%
Services	35.2%	8.9%	36.8%
Total net gross profit	18.6%	4.6%	18.1%
Selling, general and administrative(a)	21.5%	19.2%	20.7%
Operating (loss) income	(2.9)%	(14.6)%	(2.6)%
Interest expense(b)	4.6%	0.9%	0.5%

Net (loss) income	(7.6)%	(15.5)%	(2.2)%

(a)	Includes $1.1 million of expenses in the year ended March 31, 2005, for payments made to two officers of the Company in connection with the Pequot Investment

(b)	Includes $4.1 million of non cash interest related to convertible debt.

Years Ended March 31, 2005 and 2004

Net Revenue

      Net revenue for the year ended March 31, 2005, was $101.2 million, as compared with net revenue of $52.3 million for the comparable 2004 year. The Company has achieved growth of 88% for products and 111% for services over the prior year. Revenue split for services amounted to 28% for the year ended March 31, 2005, compared to 25% in the prior year. The increase in revenue primarily was due to the inclusion of the results of our acquisitions during the year as well as an increase in customer demand for our products and services.

Gross Profit

      Gross profit amounted to $18.8 million for the year ended March 31, 2005, as compared with a gross profit of $2.4 million for the prior year. The Company achieved blended gross margins of 19% for the year ended March 31, 2005 with margins for services at 35% and margins for product margins at 12%. In the prior year, blended gross margins amounted to 5% with services margins at 9% and product margins at 3%. Improved gross margins resulted primarily from the impact of our acquisitions.

Selling, General and Administrative

      Selling, general and administrative expenses increased to $21.8 million for the year ended March 31, 2005 from $10 million in the comparable period. Included in the general and administrative expenses for the 2005 year is a $1.1 million charge for special compensation arrangements incurred in connection with the Pequot investment. Increased expenses are predominately related to the additional costs incurred from the integration of our acquisitions.

EBITDA

      Earnings before interest, taxes, depreciation and amortization (“EBITDA”) amounted to a negative $0.4 million for the year ended March 31, 2005, as compared to a negative $6 million in the comparable year ended 2004. The EBITDA improvements resulted from both increased net revenue and improved gross margins discussed above, partially offset by increased selling, general and administrative expenses. The following table sets forth a reconciliation of EBITDA to the net loss for the years presented.

	Years Ended March 31,
	2005	2004
	(In thousands of dollars)
Net (loss) Income	$(7,681)	$(8,109)
Depreciation and amortization	2,558	1,636
Interest expense(a)	4,686	494
Other income		(6)
Income taxes	13

EBITDA	$(424)	$(5,985)

(a)	Year ended March 31, 2005 includes $4,118 of non-cash interest expense related to the convertible notes

      The Company believes that its non-GAAP measure of EBITDA provides investors with a useful supplemental measure of its operating performance by excluding the impact of interest, taxes, depreciation, and amortization. Management uses EBITDA to assist in evaluating operating performance. These non-GAAP results should be evaluated in light of the Company’s financial results prepared in accordance with GAAP. EBITDA is not a recognized measure for financial statement presentation under GAAP. Non-GAAP earnings measures do not have any standardized definition and are therefore unlikely to be comparable to similar measures presented by other reporting companies. This non-GAAP measure is provided to assist readers in evaluating the Company’s operating performance. Readers are encouraged to consider this non-GAAP measure in conjunction with the Company’s GAAP results.

Interest Expense

      Interest expense was $4.7 million in the year ended March 31, 2005, and $0.5 million for the comparable period in 2004. The primary increase is due to non-cash interest expense of $4.1 million related to the convertible subordinated notes issued by us in December 2004 and March 2005. On June 23, 2005 the convertible notes were converted into Series A-4 Preferred Stock.

Net Income (Loss)

      The Company had a net loss of $7.7 million for the year ended March 31, 2005 as compared to a net loss of $8.1 million in the comparable 2004 year. The reduction in net loss resulted from an increase in net revenues and an improvement in both product and service gross profit margins. These improvements were offset, in part, by an increase in selling, general and administrative expenses, a non-cash interest expense of $4.1 million related to convertible notes issued by the Company in December 2004 and March 2005, and a $1.1 million expense relating to special compensation arrangements incurred in connection with the closing of the initial Pequot investment in May 2004.

Liquidity and Capital Resources

      We measure our liquidity in a number of ways, including the following:

	Year Ended March 31,
	2005	2004
	(Dollars in thousands)
Cash and cash equivalents	$4,010	$370
Working capital	$(18,792)	$(1,277)
Current ratio	0.71:1	0.91:1
Secured notes payable	$13,614	$5,919

      Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

      During the year ended March 31, 2005, we used cash of approximately $11.5 million in operating activities. This primarily resulted from the decreases in accounts payable of $8.3 million, a decrease in deferred revenue of $1.4 million, and increase in prepaid expenses and current assets of $1.0 and an increase in accounts receivable from customers of $0.9 million, depreciation and amortization charges of $2.6 million, amortization of debt discount of $3.8 million, and the net loss of $7.7 million.

      Net cash used in investing activities amounted to approximately $31.4 million. The significant uses were for the acquisition of businesses of $28.8 million, an increase in restricted cash of $1.0 million and for the acquisition of property and equipment in the amount of $1.6 million. In addition, net cash provided by financing activities was $46.5 million primarily related to the net proceeds from the issuance of shares of Series A Preferred Stock in the amount of $23.8 million, proceeds from the issuance of subordinated promissory notes $16.0 million and net borrowings under our secured notes payable and inventory financing $7.2 million.

      As a result of the foregoing, our cash increased approximately $3.6 million.

      On June 8, 2005, we entered into a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit, Inc. (“CIT”) and a new Amended and Restated Loan and Security Agreement (the “New Textron Facility”) with Textron Financial Corporation (“Textron”), providing a combined maximum availability of up to $40 million. The CIT Facility and the New Textron Facility will be used to fund working capital and floor-planning needs, and were also used to refinance the existing Textron floor planning facility under the former Textron facility (the “Old Textron Facility”).

      The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base based on eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The CIT Facility requires, among other things, that we maintain certain financial covenants including that we maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that we maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters, restricts our ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT facility will bear interest at either the prime rate or at LIBOR plus 3%, in each case at our option.

      The New Textron Facility allows us to finance inventory purchases up to $15 million from approved vendors on a 45-day interest-free basis in most cases. This replaces the $10 million Old Textron Facility. Interest accrues after expiration of the applicable interest free period at the rate equal to a specified prime rate plus 4%. The financial and other covenants in the New Textron Facility are substantially the same as those in the CIT Facility.

      Our total outstanding debt under the revolving receivable financing portion of the Old Textron Facility was $13.6 million at March 31, 2005 and $5.9 million at March 31, 2004. The amount outstanding under the inventory portion of the Old Textron Facility agreement was $2.9 million at March 31, 2005 and $3.5 million at March 31, 2004.

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

Item 8. Financial Statements and Supplementary Data.

      Set forth below is a list of our audited consolidated financial statements included in this Annual Report on Form 10-K and their location.

Item	Page*
Report of Goldstein Golub Kessler LLP	F-1
MTM Technologies, Inc. and subsidiaries consolidated balance sheet at March 31, 2005 and 2004	F-2
MTM Technologies, Inc. and subsidiaries consolidated statements of operations for the years ended March 31, 2005, 2004 and 2003	F-3
MTM Technologies, Inc. and subsidiaries consolidated statements of shareholders’ equity for the years ended March 31, 2005, 2004 and 2003	F-4
MTM Technologies, Inc. and subsidiaries consolidated statements of cash flows for the years ended March 31, 2005, 2004 and 2003	F-5
MTM Technologies, Inc. and subsidiaries notes to consolidated financial statements	F-6
Report of Squar, Milner, Reehl & Williamson, LLP	F-26
Network Catalyst, Inc. balance sheets at June 30, 2004 and December 31, 2003	F-27

Item	Page*
Network Catalyst, Inc. statements of operations and accumulated deficit for the six month period ended June 30, 2004 and the year ended December 31, 2003	F-28
Network Catalyst, Inc. statements of cash flows for the six month period ended June 30, 2004 and the year ended December 31, 2003	F-29
Network Catalyst, Inc. notes to financial statements	F-30
Report of UHY Advisors NY, Inc.	F-36
Vector Global Services, Inc. and subsidiaries consolidated balance sheet at September 30, 2004	F-37
Vector Global Services, Inc. and subsidiaries consolidated statements of operations for the nine months ended September 30, 2004	F-38
Vector Global Services, Inc. and subsidiaries consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2004	F-39
Vector Global Services, Inc. and subsidiaries consolidated statements of cash flows or the nine months ended September 30, 2004	F-40
Vector Global Services, Inc. and subsidiaries notes to consolidated financial statements of September 30, 2004	F-41
Report of Ernst & Young LLP	F-49
Vector Global Services, Inc. and subsidiaries consolidated balance sheet at December 31, 2003 and 2002	F-50
Vector Global Services, Inc. and subsidiaries consolidated statements of operations for the years ended December 31, 2003 and 2002	F-51
Vector Global Services, Inc. and subsidiaries consolidated statements of changes in shareholders’ equity for the years ended December 31, 2003 and 2002	F-52
Vector Global Services, Inc. and subsidiaries consolidated statements of cash flows or the years ended December 31, 2003 and 2002	F-53
Vector Global Services, Inc. and subsidiaries notes to consolidated financial statements	F-54
Report of Gunnip & Company, LLP	F-64
Info Systems, Inc. balance sheet at December 31, 2004 and 2003	F-65
Info Systems, Inc. statement of operations for the years ended December 31, 2004 and 2003	F-66
Info Systems, Inc. statement of changes in stockholders’ equity for the years ended December 31, 2004 and 2003	F-67
Info Systems, Inc. statement of cash flows for the years ended December 31, 2004 and 2003	F-68
Info Systems, Inc. notes to financial statements	F-69

* Page F-1 follows Part III to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A. Controls and Procedures.

      An evaluation was performed, as of March 31, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2005. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

      Set forth below is a brief description of the background of each of our current directors and executive officers, based on information provided to us by them.

Name	Age	Principal Positions and Offices with our Company	Director Since
Gerald A. Poch	58	Chairman of the Board of Directors	2004
Francis J. Alfano	44	Chief Executive Officer and Director	2004
Steven H. Rothman	56	Executive Vice President and Director; Chairman of the Board of Directors and CFO until May 21, 2004	1986
Clifford H. Friedman	49	Director	2004
Arnold J. Wasserman	67	Director	1998
Richard R. Heitzman	33	Director	2004
William Lerner	70	Director	1995
Alvin E. Nashman	78	Director	1998
Steven Stringer	50	President and Chief Operating Officer	N/A
Alan Schwartz	62	Senior Vice President and Chief Financial Officer	N/A
John F. Kohler	41	Senior Vice President and General Counsel	N/A

      Gerald A. Poch has served as Managing Director of Pequot Capital Management, Inc., the investment manager/advisor for Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III L.P., since January 2000. He is also a Managing General Partner of both Pequot Fund and Pequot Partners. From August 1998 through January 2000, he was a principal of Pequot Capital Management, Inc. and co-leader of Pequot Fund’s and Pequot Partners’ venture capital team. From August 1996 to June 1998 he was the Chairman, President and Chief Executive Officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as Co-Chairman and Co-President, of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems. Mr. Poch is also a director of Analex Corporation, Andrew Corporation, and NETGEAR, Inc., each a publicly-traded company. In addition, Mr. Poch is a director of a number of private companies.

      Francis J. Alfano has served as our Chief Executive Officer since May 2004. He served as Chief Executive Officer, President and a director of Interliant, Inc., an Internet infrastructure business focused on collaboration, security, and managed hosting solutions from August 2002 to June 2003. On August 5, 2002, Interliant filed for protection under title 11 of the U.S. Bankruptcy Code. Mr. Alfano led the restructuring of Interliant’s businesses resulting in the ultimate sale of its operations. From May 2001 through July 2002, he served as Interliant’s Chief Financial Officer. From December 1998 to May 2001, he was Interliant’s Senior Vice President of Corporate Development, with responsibility for strategic business relationships and execution of all merger and acquisitions. Prior to that time Mr. Alfano served as Vice President of Business Development at G.E. Capital Information Technology Solutions, Inc., (the successor to AmeriData Technologies, Inc.) and was with Ernst & Young.

      Steven H. Rothman has served as an Executive Vice President since May 2004. He served as our Chairman of the Board from September 2002 to May 2004. From May 1986 to August 2002, he served as our President. Mr. Rothman served as our Chief Executive Officer from September 1996 to August 2002 and as Co-Chief Executive Officer from May 1986 to August 1996.

      Clifford H. Friedman, served as a Senior Managing Director of Constellation since September 1997. From January 1996 through August 1997, Mr. Friedman served as a Senior Vice President of Universal Studios where he was responsible for the creation and development of the Studio's New Media Group. From February 1995 through January 1996, Mr. Friedman served as Vice President—Strategic Development at NBC and from 1990 through January 1995, he was a Senior

Managing Director in the Media and Technology Group at Bear Stearns. Mr. Friedman serves as a director of Net Insight AB and Savvis Communications. In addition, Mr. Friedman is a director of a number of private companies.

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

      Richard R. Heitzmann has served as a Senior Vice President at Pequot Capital Management, Inc., where he focuses on software and services investments, since January 2004. From June 2003 to January 2004, Mr. Heitzmann was Vice President of Corporate Development with First Advantage Corp., a public company involved in the risk mitigation industry. From November 2001 to June 2003, Mr. Heitzmann was the Senior Vice President of Corporate Development and a member of the board of directors of US Search.Com, Inc. From August 1999 to November 2001, Mr. Heitzmann served as a Vice President of Pequot Capital Management, Inc. Mr. Heitzmann served as an executive with Nationsbanc Montgomery Securities from July 1998 to September 1998 and with Booz-Allen and Hamilton in its Financial Services and Healthcare Group from September 1997 to December 1997. Mr. Heitzmann was a financial analyst and associate at Houlihan Lokey Howard and Zukin from July 1994 to September 1997.

      William Lerner has served as chairman of our corporate governance and nominating committee since November 2003. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York since 1961 and in Pennsylvania since 1990. Mr. Lerner is a director of Rent-way, Inc., New York Stock Exchange listed company engaged in the rental-purchase industry; and Cortland Trust, Inc., a money market mutual fund distributed primarily through securities brokerage firms and commercial banks.

      Alvin E. Nashman has been an independent consultant in the field of computer service for the past ten years. Dr. Nashman is a director of James Monroe Bancorp Inc.

      Steven Stringer has served as our President since June 2005 and as our Chief Operating Officer since October 1, 2004. From June through September 2004 he was employed by Pequot as a consultant and was made available by Pequot to us to assist with the selection, evaluation and integration of acquisitions. From January 2002 through May 2004 Mr. Stringer pursued private investment opportunities. Prior to that time he served in a number of senior executive roles with Rhythms NetConnections Inc. (“Rhythms”), including as chief executive officer and president from July through December 2001, chief executive officer, president and chief operating officer from April through July 2001, and president and chief operating officer from April 1999 through March 2001. Rhythms was a national provider of digital subscriber line services and operated one of the largest DSL networks in the United States, serving 60 major markets with 67,000 digital subscriber lines in service.

      Alan Schwartz is a certified public accountant who has served as a Senior Vice President, as well as our Chief Financial Officer, since May 2004. Mr. Schwartz served as Vice President—Finance for Interliant, Inc. from 1999 to 2003, where he managed financial and operational reporting for various domestic and international segments of the business. From August 1996 until joining Interliant, Mr. Schwartz was employed by GE Capital IT Solutions, last serving as Vice President—Financial Planning and Analysis. For four years prior to his serving at GE Capital IT Solutions, Mr. Schwartz was employed by AmeriData Technologies, Inc., last serving in the position of Vice President—Finance.

      John F. Kohler has served as a Senior Vice President, as well as our General Counsel and Corporate Secretary, since May 2004. From May 2000 to January 2003, he served as Vice President—Mergers and Acquisitions for Interliant, Inc., a technology solutions provider, primarily responsible for Interliant’s acquisition and restructuring activities. From May 1995 to April 2000, he was a corporate lawyer with Weil, Gotshal & Manges LLP, a law firm in New York, and from September 1993 to April 1995, he was a corporate lawyer with Jenkens & Gilchrist, P.C., a law firm in Dallas. Mr. Kohler served as an officer in the United States Army from May 1986 to September 1990.

Board Committees

      Our board of directors currently has four standing committees, consisting of an audit committee, a compensation committee, a corporate governance committee and an independent directors committee.

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

      Our compensation committee currently is composed of Richard Heitzmann, William Lerner and Alvin Nashman, with Mr. Heitzmann serving as its chairman. The duties of our compensation committee include recommending to the full board of directors remuneration to be paid our executive officers, determining the number and conditions to exercise of options and other equity incentives granted pursuant to our various stock option plans and recommending the establishment of and monitoring a compensation and incentive program for all of our executive officers.

      Our corporate governance committee currently is composed of Richard Heitzmann, William Lerner, Arnold J. Wasserman and Clifford Friedman, with Mr. Lerner serving as its chairman. The duties of our corporate governance committee include overseeing that our board’s policies, as well as ensuring that we are in compliance with all applicable federal and state securities laws and the Nasdaq rules, and determining our board of directors’ slate of director-nominees for each shareholder election of directors.

      Our independent directors committee was formed by our Board in September 2004. It consists only of directors who are neither members of the management nor associated with Pequot or Constellation (or other similar investors) and is to consider, review and provide guidance and oversight regarding transactions or other situations in which other board members, who are either members of management or employees of Pequot or Constellation (or other similar investors), have interests that may be in addition to, or different from, the interests of the shareholders in general. This committee currently is composed of William Lerner, Alvin E. Nashman and Arnold J. Wasserman, with Mr. Wasserman serving as its chairman.

      Meetings of Our Board of Directors and its Committees

      Our board of directors held 15 formal meetings during our fiscal year ended March 31, 2005. Our audit committee held 7 formal meetings, our compensation committee held 4 formal meetings, our corporate governance committee held 1 formal meetings, and our independent directors committee held 3 formal meetings, during our 2005 fiscal year. Each member of our board of directors attended, in person or telephonically, at least 75% of the total number of meetings of our board and each committee of the board on which the director serves.

      Director Fees

      Each director who is not an employee of our company receives an annual fee of $16,000 as compensation for serving on our board of directors, plus an additional $1,500 for each board meeting attended in person and $750 for each board meeting attended by telephonic conference call. Each member of the board’s audit, compensation and corporate governance committees receives $2,500 per year, and each chairman of the committees receives $3,500 (except the chairman of the audit committee who receives $5,000), as compensation for serving on such committees, as well as an additional $1,000 for each committee meeting attended in person and $500 for each committee meeting attended by telephonic conference call, in each case if the committee meeting is held on a day other than a day on which the board itself is meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2005 fiscal year.

Code of Ethics

      Our board of directors has established a code of ethics that applies to our principal executive, financial and accounting officer(s). A copy of our code of ethics was filed as exhibit 14.1 to our Annual Report on Form 10-K for fiscal year 2004.

Item 11. Executive Compensation

Summary Compensation

      The following table sets forth, with respect to the our fiscal years ended March 31, 2005, 2004 and 2003, all compensation earned by each person who served as our chief executive officer during our 2005 fiscal year and such other persons who were serving as executive officers at the end of our 2005 fiscal year and whose total annual salary and bonus earned during our 2005 fiscal year exceeded $100,000.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options
Francis J. Alfano, Chief Executive Officer	2005	$215,800	$50,000	—	400,000
Howard A. Pavony,	2005	$265,000	—	—	—
Executive Vice President(2)	2004	265,000	—	—	—
	2003	265,000	$8,200	—	—
Steven H. Rothman,	2005	$265,000	—	—	—
Executive Vice President(3)	2004	265,000	—	—	—
	2003	265,000	$8,200	—	—
Alan Schwartz, Senior Vice President and Chief Financial Officer since May 2004	2005	$169,400	$25,000	—	150,000
John F. Kohler, Senior Vice President and General Counsel since May 2004	2005	$156,900	$25,000	—	75,000

(1)	Represents perquisites and other personal benefits, securities or property which aggregated to less than $50,000 or 10% of the total annual salary and bonus paid during the fiscal year to the named executive officer.

(2)	President and Chief Executive Officer until May 21, 2004. Chief Operating Officer until October 1, 2004 and President until December 21, 2004.

(3)	Chairman of the Board and Chief Financial Officer until May 21, 2004.

      Option Grants In Last Fiscal Year

      The following table sets forth, with respect to our fiscal year ended March 31, 2005, all grants of stock options to each named executive officer listed in the Summary Compensation Table contained in this Item 11.

Name	Number of Securities Underlying Option	Percent of Total Options Granted to Employee in Fiscal Year	Exercise Price	Expiration Date	Grant Date Value(1)
Francis J. Alfano	400,000	18.2%	$2.15	May 21, 2014	$616,000
Alan Schwartz	150,000	6.8%	$2.15	May 21, 2014	$231,000
John F. Kohler	75,000	3.4%	$2.15	May 21, 2014	$116,000

(1)	Valuation done using the Black Scholes Option Pricing Model assuming a 10 year life expectancy, volatility of 113%, a risk free interest rate of 4.72% and no turnover.

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      None of the named executive officers listed in the Summary Compensation Table contained in this Item 11 exercised any of their options during the year ended March 31, 2005.

      The following table sets forth:

•	the total number of unexercised options held, as of March 31, 2005, by each of the named executive officers listed in the Summary Compensation Table contained in this Item 11, separately identified between those exercisable and those not exercisable, and

•	the aggregate value of in-the-money, unexercised options held, as of March 31, 2005, by each of the named executive officers, separately identified between those exercisable and those not exercisable.

	Number of Unexercised Options as of March 31, 2005		Value of Unexercised In-the-Money Options as of March 31, 2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Francis J. Alfano	66,667	333,333	$154,000	$770,000
Howard A. Pavony	115,800	0	300,317	0
Steven H. Rothman	115,800	0	300,317	0
Alan Schwartz	25,000	125,000	57,750	288,750
John F. Kohler	12,750	67,500	28,875	144,375

(1)	The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate market price of the shares underlying the options as of March 31, 2005 of $4.46 per share.

      Stock Plans

      We have adopted the following stock plans:

•	a 1993 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2005, 76,166 shares have been issued upon exercise of options and 126,334 shares are subject to outstanding options;

•	a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2005, 92,200 shares have been issued upon exercise of options and 166,600 shares are subject to outstanding options;

•	a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2005, 28,500 shares have been issued upon exercise of options and 139,900 shares are subject to outstanding options;

•	a 2000 Long Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2005, 10,000 shares have been issued upon the exercise of options and 332,100 shares have been awarded or subject to outstanding awards;

•	a 2002 Long Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2005, 92,500 shares have been awarded or subject to outstanding awards; and

•	a 2004 Equity Incentive Plan, which provides for the award of an aggregate of 3,000,000 shares of our common stock, of which, as of March 31, 2005, 2,162,750 shares have been awarded or subject to outstanding awards.

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

      Our shareholders approved our 2004 Equity Incentive Plan in May 2004. We have reserved a total of 3 million shares of our common stock for issuance under the 2004 plan. The types of awards that may be granted under the 2004 plan include one or more of the following types, either alone or in any combination thereof:

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

      Employment Agreements

      We entered into an employment agreement, dated May 21, 2004, with Francis J. Alfano (as amended, the “Alfano Employment Agreement”) to employ Mr. Alfano as our Chief Executive Officer. The Alfano Employment Agreement has an initial term of three (3) years (the “Initial Term”). On the third and each subsequent anniversary of the commencement of such agreement, the term of the agreement shall automatically be extended for an additional period of twelve (12) months; provided, however, that either party may elect not to extend the agreement by giving written notice to the other party at least twelve (12) months prior to any such anniversary date. Mr. Alfano is paid a base salary of $350,000 per annum and is entitled to receive additional compensation, at such times and in such amounts, as shall be determined in the sole discretion of the Board of Directors. In the event of a termination of Mr. Alfano's employment during the term of the agreement by us other than for “cause” or by Mr. Alfano for “good reason” or as a result of his death or permanent and total disability we shall provide him, among other things, a continuance of his then current base salary for a period equal to the greater of (i) one (1) year from the date of termination or (ii) the period ending on the last day of the Initial Term (the “Severance Period”). Additionally, in the event of termination for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and immediately exercisable and shall remain exercisable for the remainder of their term.

      We also entered into employment agreements, dated May 21, 2004, with Steven H. Rothman (the “Rothman Employment Agreement”) and Howard A. Pavony (as amended, the “Pavony Employment Agreement” and together with the Rothman Employment Agreement, the “Founder Employment Agreements”) to employ Mr. Rothman and Mr. Pavony as Executive Vice Presidents. The Founder Employment Agreements are on substantially the same terms as the Alfano Employment Agreement, including with respect to the acceleration of stock option and restricted stock units. Each of Mr. Rothman and Mr. Pavony are paid a base salary of $265,000 per annum.

      Additionally, we entered into a severance agreement, dated May 21, 2004, with Alan Schwartz (as amended the “Schwartz Severance Agreement”) and John Kohler (as amended the “Kohler Severance Agreement” and together with the Schwartz Severance Agreement, the “Severance Agreements”) to employ Mr. Schwartz as our Chief Financial Officer and Mr. Kohler as our

General Counsel. Each Severance Agreement has a term of four (4) years. In the event of a termination of Mr. Schwartz's or Mr. Kohler's employment during the term of his agreement by the Company other than for “cause” or by such executive for “good reason” or as a result of his death or permanent and total disability we shall provide such executive, among other things, a continuance of his then current base salary for a period equal to one (1) year. Mr. Schwartz is paid a base salary of $250,000 per annum and Mr. Kohler is paid a base salary of $200,000. Additionally, in the event of termination of the executive for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and immediately exercisable and shall remain exercisable for the remained of their term.

Securities Authorized for Issuance Under Equity Incentive Plans

      We have provided in the “Equity Compensation Plan Information” section of Item 5 of this Annual Report on Form 10-K certain information with respect to securities authorized for issuance under our equity incentive plans.

Compensation Committee Interlocks and Insider Participation

      No member of our compensation committee is or was an officer employee of our company, nor had any relationship requiring disclosure under Item 13 of this Annual Report on Form 10-K. In addition, to our knowledge, none of our executive officers:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Our Current Beneficial Owners

      Our Series A Convertible Preferred Stock and common stock are the only classes of our voting securities presently outstanding. The Series A Preferred Stock votes on an “as converted” basis, such that each share of Series A Preferred Stock is entitled to that number of votes as equals the number of shares of common stock that the holder of such share of Series A Preferred Stock would receive upon conversion of the share of Series A Preferred Stock, but such number of votes shall not exceed such number of shares of common stock which would be received based on a conversion price of $1.45 per preferred share (in the case of Series A-1, A-2 and A-3 shares) or the market price of the common stock on the date of issuance of the preferred shares (in the case of Series A-4 and A-5 shares).

      The following table sets forth as of June 23, 2005 the beneficial ownership of the following persons:

•	each person known by us to beneficially own 5% or more of our Series A Preferred Stock and/or our common stock, based on filings with the SEC and certain other information;

•	each of our “named executive officers” and directors; and

•	all of our executive officers and directors as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Our “named executive officers,” in accordance with SEC rules, are those executive officers who are required to be listed Summary Compensation Table provided in Item 11 of this Annual Report on Form 10-K. Except as otherwise indicated in the notes to the Beneficial Ownership Table:

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and the address for each beneficial owner listed in the table, except where otherwise noted, is MTM Technologies, Inc., 850 Canal Street, Stamford, Connecticut 06902.
	Series A Preferred Stock			Common Stock
Name of Shareholder	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Pequot Capital Management, Inc.(1)	15,356,499	(2)	71.2%	17,641,116	(3)	70.5%
Gerald A. Poch(4)	15,356,499	(5)	71.2%	17,641,116	(6)	70.5%
Constellation Group(7)	6,206,796	(8)	28.8%	7,105,351	(9)	49.0%
Bear Stearns Asset Management Inc.(10)	6,206,796	(11)	28.8%	7,105,351	(12)	49.0%
Constellation Ventures Management II, LLC(13)	6,162,022	(14)	28.6%	7,060,577	(15)	48.9%
Clifford Friedman(16)	6,206,796	(17)	28.8%	7,105,351	(18)	49.0%
Steven H. Rothman	0		0.0%	900,561	(19)	12.0%
Howard A. Pavony	0		0.0%	895,656	(20)	11.9%
Norbert Sluzewski	0		0.0%	361,483		4.9%
Michael Ritchken	0		0.0%	361,483		4.9%
Arnold Wasserman	0		0.0%	119,750	(21)	1.6%
William Lerner	0		0.0%	92,250	(22)	1.3%
Alvin E. Nashman	0		0.0%	87,250	(23)	1.2%
Francis J. Alfano	0		0.0%	150,000	(24)	2.0%
John F. Kohler	0		0.0%	28,125	(25)	0.4%
Richard R. Heitzmann(26)	0	(27)	0.0%	0	(28)	0.0%
Alan Schwartz	0		0.0%	56,250	(29)	0.8%
Mark Stellini	0		0.0%	524,814		7.1%
All directors and executive officers as a group (fourteen persons)	21,563,295	(30)	100.0%	26,939,050	(31)	82.1%

(1)	According to a Schedule 13D/A filed with the SEC on March 25, 2005, Pequot Capital Management, Inc. is the investment advisor/manager for both the Pequot Fund and Pequot Partners and exercises sole investment discretion over the Pequot Fund and Pequot Partners. The address for Pequot Capital Management, Inc., as well as the Pequot Fund and Pequot Partners is 500 Nyala Farm Road, Westport, Connecticut 06880.

(2)	Represents (a) 2,853,555 shares of Series A-1 Preferred Stock owned of record by the Pequot Fund, (b) 402,259 shares of Series A-1 Preferred Stock owned of record by Pequot Partners, (c) 1,752,898 shares of Series A-2 Preferred Stock owned of record by the Pequot Fund, (d) 247,102 shares of Series A-2 Preferred Stock owned of record by Pequot Partners, (e) 1,685,479 shares of Series A-3 Preferred Stock owned of record by Pequot Fund, (f) 237,598 shares of Series A-3 Preferred Stock owned of record by Pequot Partners, (g) 2,987,269 shares of Series A-4 Preferred Stock owned of record by Pequot Fund, (h) 421,108 shares of Series A-4 Preferred Stock owned of record by Pequot Partners, (i) 1,692,308 shares of Series A-4 Preferred Stock which Pequot has a right to purchase from us at any time prior to September 10, 2005, and (j) 3,076,923 shares of Series A-5 Preferred Stock which Pequot has a right to purchase from us at any time prior to December 10, 2005. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash

(footnotes continued on next page)

(footnotes continued from previous page)

dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008. Accrual of dividends on the Series A Preferred Stock will not commence until May 21, 2006.

(3)	Represents (a) the maximum 15,356,499 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record and that may be issued to the Pequot Fund and Pequot Partners, as discussed in note (2) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b) 1,705,706 shares of our common stock issuable upon exercise of warrants held of record by the Pequot Fund, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 240,449 shares of our common stock issuable upon exercise of warrants held of record by Pequot Partners, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table and (d) 338,462 shares of our common stock issuable upon exercise of warrants that Pequot will acquire in connection with its purchase of 1,692,308 shares of Series A-4 Preferred Stock, which common stock will be immediately exercisable upon acquisition of such warrants. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Pequot Fund and Pequot Partners own of record or have the right to acquire from us are subject to anti-dilution adjustment. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008. Accrual of dividends on the Series A Preferred Stock will not commence until May 21, 2006.

(4)	The address for Mr. Poch is c/o Pequot Capital Management, Inc., 500 Nyala Farm Road, Westport, Connecticut 06880.

(5)	Includes the shares of Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc. (see note (2) to this Beneficial Ownership Table), of which Mr. Poch is a Managing Director. Mr. Poch disclaims beneficial ownership to the Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc., except to the extent of his pecuniary interest therein.

(6)	Includes the shares of our common stock beneficially owned by Pequot Capital Management, Inc. (see note (3) to this Beneficial Ownership Table), of which Mr. Poch is a Managing Director. Mr. Poch disclaims beneficial ownership to our common stock beneficially owned by Pequot Capital Management, Inc., except to the extent of his pecuniary interest therein.

(7)	The Constellation Group consists of Constellation Venture, Constellation Offshore, BSC and CVC. The address for each of these entities is 383 Madison Avenue, New York, New York 10179.

(8)	Represents (a) 960,068 shares of Series A-3 Preferred Stock owned of record by Constellation Venture, (b) 510,903 shares of Series A-3 Preferred Stock owned of record by Constellation Offshore, (c) 428,131 shares of Series A-3 Preferred Stock owned of record by BSC, (d) 23,975 shares of Series A-3 Preferred Stock owned of record by CVC, (e) 832,892 shares of Series A-4 Preferred Stock owned of record by Constellation Venture, (f) 443,226 shares of Series A-4 Preferred Stock owned of record by Constellation Offshore, (g) 371,417 shares of

(footnotes continued on next page)

(footnotes continued from previous page)

Series A-4 Preferred Stock owned of record by BSC, (h) 20,799 shares of Series A-4 Preferred Stock owned of record by CVC, (i) 1,076,923 shares of Series A-4 Preferred Stock which the Constellation Group has a right to purchase from us at any time prior to September 10, 2005, and (j) 1,538,462 shares of Series A-5 Preferred Stock which the Constellation Group has a right to purchase from us at any time prior to December 10, 2005. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008. Accrual of dividends on the Series A Preferred Stock will not commence until May 21, 2006.

(9)	Represents (a) the maximum 6,206,796 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record and that may be issued to the Constellation Group, as discussed in note (8) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b) 353,306 shares of our common stock issuable upon exercise of warrants held of record by Constellation Venture, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 163,490 shares of our common stock issuable upon exercise of warrants held of record by Constellation Offshore, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (d) 157,552 shares of our common stock issuable upon exercise of warrants held of record by BSC, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (e) 8,823 shares of our common stock issuable upon exercise of warrants held of record by CVC, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, and (f) 215,384 shares of our common stock issuable upon exercise of warrants that the Constellation Group shall acquire in connection with its purchase of 1,076,923 shares of Series A-4 Preferred Stock, which common stock will be immediately exercisable upon acquisition of such warrants. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Constellation Group owns of record or has the right to acquire from us are subject to anti-dilution adjustment. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008. Accrual of dividends on the Series A Preferred Stock will not commence until May 21, 2006.

(10)	According to a Schedule 13D filed with the SEC on December 20, 2004, Bear Stearns Asset Management Inc. is the Managing Member of Constellation Ventures Management II, LLC, Constellation Ventures Management II, LLC is the sole general partner of Constellation Venture, the sole general partner of Constellation Offshore and one of two general partners of BSC. Pursuant to an investment management agreement, Bear Stearns Asset Management Inc. has voting power with respect to the securities owned by CVC and makes investment decisions on behalf of CVC. The address for Bear Stearns Asset Management Inc. is 383 Madison Avenue, New York, New York 10179.

(11)	Includes the shares of our common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (8) to this Beneficial Ownership Table).

(footnotes continued on next page)

(footnotes continued from previous page)

Bear Stearns Asset Management Inc. disclaims beneficial ownership of such securities except to the extent of its pecuniary interest in the securities held by those entities.

(12)	Includes the shares of our common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (9) to this Beneficial Ownership Table). Bear Stearns Asset Management Inc. disclaims beneficial ownership of such securities except to the extent of its pecuniary interest in the securities held by those entities.

(13)	According to a Schedule 13D filed with the SEC on December 20, 2004, Constellation Ventures Management II, LLC is the sole general partner of Constellation Venture, the sole general partner of Constellation Offshore and one of two general partners of BSC. The address for Bear Stearns Asset Management Inc is 383 Madison Avenue, New York, New York 10179.

(14)	Includes the shares of our common stock beneficially owned by Constellation Venture, Constellation Offshore and BSC (see note (8) to this Beneficial Ownership Table). Constellation Ventures Management II, LLC disclaims beneficial ownership of such securities except to the extent of its pecuniary interest in the securities held by those entities.

(15)	Includes the shares of our common stock beneficially owned by Constellation Venture, Constellation Offshore and BSC (see note (9) to this Beneficial Ownership Table). Constellation Ventures Management II, LLC disclaims beneficial ownership of such securities except to the extent of its pecuniary interest in the securities held by those entities.

(16)	The address for Mr. Friedman is c/o Bear Stearns Asset Management Inc., 383 Madison Avenue, New York, New York 10179.

(17)	Includes the shares of our common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (8) to this Beneficial Ownership Table). Clifford Friedman is a Senior Managing Director of Bear Stearns Asset Management Inc. Clifford Friedman is also a member of CVC. Clifford Friedman disclaims beneficial ownership of such securities except to the extent of its pecuniary interest in the securities held by those entities.

(18)	Includes the shares of our common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (9) to this Beneficial Ownership Table). Clifford Friedman is a Senior Managing Director of Bear Stearns Asset Management Inc. Clifford Friedman is also a member of CVC. Clifford Friedman disclaims beneficial ownership of such securities except to the extent of its pecuniary interest in the securities held by those entities.

(19)	Includes 115,200 shares of our common stock issuable upon exercise of options granted to Mr. Rothman, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 8,000 shares of our common stock issuable upon exercise of options, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership table nor does it include 2,000 restricted share units which do not vest within the 60 days following the date of this Beneficial Ownership table, or 1,125 shares of our common stock held by Mr. Rothman’s spouse.

(20)	Includes 115,200 shares of our common stock issuable upon exercise of options granted to Mr. Pavony, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(21)	Includes 118,000 shares of our common stock issuable upon exercise of options granted to Mr. Wasserman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(footnotes continued on next page)

(footnotes continued from previous page)

(22)	Includes 90,500 shares of our common stock issuable upon exercise of options granted to Mr. Lerner, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(23)	Includes 85,500 shares of our common stock issuable upon exercise of options granted to Dr. Nashman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(24)	Represents 150,000 shares of our common stock issuable upon exercise of options granted to Mr. Alfano, which are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 314,000 shares of our common stock issuable upon exercise of options, which are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include 8,000 restricted stock units which do not vest within the 60 days following the date of this Beneficial Ownership table.

(25)	Represents 28,125 shares of our common stock issuable upon exercise of options granted to Mr. Kohler, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 58,875 shares of our common stock issuable upon exercise of options, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include the 1,500 restricted stock units which do not vest within the 60 days following the date of this Beneficial Ownership Table.

(26)	The address for Mr. Heitzmann is c/o Pequot Capital Management, Inc., 500 Nyala Farm Road, Westport, Connecticut 06880.

(27)	Does not include the shares of Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc. (see note (2) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President. Messrs. Heitzmann does not have voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc.

(28)	Does not include the shares of our common stock beneficially owned by Pequot Capital Management, Inc. (see note (3) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President. Messrs. Heitzmann does not have voting power nor investment power with respect to our common stock beneficially owned by Pequot Capital Management, Inc.

(29)	Represents 56,250 shares of our common stock issuable upon exercise of options granted to Mr. Schwartz, which are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 117,750 shares of our common stock issuable upon exercise of options, which are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include 3,000 restricted stock units which do not vest within 60 days following the date of this Beneficial Ownership table.

(30)	Includes those Series A Preferred Stock beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

(31)	Includes those common shares beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

Restated Shareholders’ Agreement

      We entered into a Shareholders’ Agreement with the Pequot Fund, Pequot Partners, Howard A. Pavony and Steven H. Rothman on May 21, 2004, as a condition to the consummation of our sale to the Pequot Fund and Pequot Partners of an aggregate 3,255,814 shares of Series A-1 Preferred Stock.

      On December 21, 2004 we entered into an Amended and Restated Shareholders' Agreement (the “Restated Shareholders' Agreement”) with Pequot, Constellation, Howard A. Pavony and Steven H. Rothman. The Restated Shareholders’ Agreement reflected Mr. Pavony’s resignation from the Board of Directors which became effective on March 31, 2005. The parties agreed to vote, or cause to be voted, all securities of the company owned by such party or over which such party has voting control so that the number of directors will consist of: (i) the company’s chief executive officer (“CEO”); (ii) two directors designated by Pequot Capital Management, Inc., or its assignee; (iii) one director designated by Constellation or its assignee; (iv) Mr. Rothman; (v) three “independent” directors, within the meaning of “independent” under the current rules of Nasdaq, selected by the company’s nominating and corporate governance committee; and (vi) two additional independent directors to be selected by the CEO and reasonably acceptable to the company's nominating and corporate governance committee. Under certain circumstances where Pequot holds less than 25% of the securities Pequot purchased pursuant to the Purchase Agreement, the right to designate two directors in (ii) above will be reduced to one director and the above voting provisions will be adjusted in the manner described in the Restated Shareholders' Agreement.

      The obligation of the parties under the Restated Shareholders' Agreement will expire upon the earliest to occur of (i) the completion of any voluntary or involuntary liquidation or dissolution of the Company, (ii) the sale of all or substantially all of the company’s assets or of a majority of the outstanding equity of the Company to any person that is not a party to the Restated Shareholders’ Agreement, or (iii) December 10, 2009. The obligation of the Investors to vote in favor of the appointment of Mr. Rothman as a Director will expire on May 21, 2007, provided that he has not terminated his employment, other than for “good reason,” nor has been terminated for “cause.” Messrs. Rothman and Pavony’s obligation to vote for (i) two directors designated by Pequot Capital Management, Inc., and (ii) one director designated by Constellation or its assignee, shall terminate if (a) Pequot or their assignees own less than 10% of the Outstanding Series A Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to Pequot, (b) Constellation or its assignees own less than 10% of the Series A-3 Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to Constellation, or (c) any other shareholders that are introduced to the company by Pequot own less than 10% of the shares acquired by such shareholders from the company in a transaction not including a public offering or (ii) if Messrs. Pavony and Rothman individually own less than less than 10% of the number of shares of common stock owned by such person on December 10, 2004.

      The Restated Shareholders' Agreement also contains provisions (i) restricting the transfer of any securities by shareholders party to the Restated Shareholders' Agreement in certain circumstances and (ii) granting the Investors certain rights of first refusal and tag-along rights with respect to any dispositions by Messrs. Pavony and Rothman of their shares of Common Stock.

Item 13. Certain Relationships and Related Party Transactions.

      Not applicable.

Item 14. Principal Accountant Fees and Services.

Principal Accounting Fees and Services

      The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2005	2004
Audit fees(1)	$149,000	$76,500
Audit-related fees(2)	6,500	12,245
Tax fees(3)	6,750	15,000
All other fees(4)	44,990	35,193

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(footnotes continued on next page)

(footnotes continued from previous page)

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.
(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.
(4)	The services provided by our accountants within this category consisted of advice and other services relating to our transaction with the Pequot entities and other matters.
Such fees have been preapproved by our Audit Committee.

Audit Committee Pre-Approval Policy

      In addition to retaining Goldstein Golub Kessler LLP to audit our consolidated financial statements for the years ended March 31, 2005 and 2004, we retained Goldstein Golub Kessler to provide other auditing and advisory services to us in our 2005 and 2004 fiscal years. We understand the need for Goldstein Golub Kessler to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Goldstein Golub Kessler, our audit committee has restricted the non-audit services that Goldstein Golub Kessler and its aligned company may provide to us primarily to tax services and merger and acquisition due diligence and audit services, and has determined that we would obtain even these non-audit services from Goldstein Golub Kessler and/or its aligned company only when the services offered by Goldstein Golub Kessler and its aligned company are more effective or economical than services available from other service providers.

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

Item 15. Exhibits, Financial Statements Schedules.

Exhibits

      Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Exhibit Number		Description
3.1	—	MTM Technologies, Inc. Restated Certificate of Incorporation.*
3.2	—	Amended and Restated By-Laws, as amended.*
4.1	—	Form of warrant certificate issued to Sunrise Securities Corp.*
4.2	—	Form of warrant certificate issued to investors in 2000 private placement*
4.3	—	Form of Series A-3 Warrant Certificate*
4.4	—	Form of the A-4 Notes and A-5 Notes*
4.5	—	Form of the A-4 Warrants*
10.1	—	Financing Agreement among the CIT Group/Business Credit, Inc., the Lenders that are parties thereto, MTM Technologies, Inc., and its subsidiaries that are parties thereto, dated as of June 8, 2005.*
10.2	—	Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc. MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005*
10.3	—	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*
10.4	—	Purchase Agreement, dated December 7, 2004 by and among MTM Technologies, Inc., Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*
10.5	—	Amended and Restated Shareholders' Agreement dated December 21, 2004 by and among, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*
10.6	—	Amended and Restated Registration Rights Agreement dated December 10, 2004 by and among, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*
10.7	—	Asset Purchase Agreement, dated September 17, 2004 by and among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc.*
10.8	—	Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc.*
10.9	—	Stock Purchase Agreement, dated January 27, 2005, by and among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc.*
10.10	—	MTM Technologies, Inc. 2004 Equity Incentive Plan.*
10.11	—	Micros-to-Mainframes, Inc. 2002 Long-Term Incentive Plan.*
10.12	—	Micros-to-Mainframes, Inc. 2000 Long-Term Incentive Plan.*
10.13	—	Micros-to-Mainframes, Inc. 1998 Stock Option Plan.*
10.14	—	Micros-to-Mainframes, Inc. 1996 Stock Option Plan.*
10.15	—	Micros-to-Mainframes, Inc. Revised 1993 Employee Stock Option Plan.*
10.16	—	Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Francis J. Alfano.*

10.17	—	Amendment No.1 to Employment Agreement between MTM Technologies, Inc. and Francis J. Alfano*
10.18	—	Employment Agreement, dated October 1, 2004 by and between MTM Technologies, Inc. and Steven Stringer*
10.19	—	Severance Letter, dated May 21, 2004, between MTM Technologies, Inc. and Alan Schwartz*
10.20	—	Amendment to Severance Letter between MTM Technologies, Inc. and Alan Schwartz*
10.21	—	Form of Employee Stock Option Agreement*
10.22	—	Stock Option Award Agreement, dated November 2, 2004, between MTM Technologies, Inc. and Steven Stringer*
10.23	—	Restricted Stock Unit Award Agreement, dated November 2, 2004, between MTM Technologies, Inc. and Steven Stringer*
10.24	—	Lease Agreement, dated as of June 16, 2004, between Eight Fifty Canal, LLC and MTM Technologies, Inc.*
14.1	—	Code of ethics.*
21.1	—	Subsidiaries of MTM Technologies, Inc.
23.1	—	Consent from Goldstein Golub Kessler LLP.
23.2	—	Consent of Ernst & Young LLP
23.3	—	Consent of UHY LLP
23.4	—	Consent of Squar, Milner, Reehl & Williamson LLP
23.5	—	Consent of Gunnip & Co.
31.1	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.
31.2	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Alan Schwartz.
32.1	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
32.2	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MTM TECHNOLOGIES, INC.

      We have audited the accompanying consolidated balance sheets of MTM Technologies, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTM Technologies, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the results of their operation and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with United State generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 3, 2005, except for the fifth, sixth and seventh paragraphs of Note 2, as to which the date is June 8, 2005 and the eleventh paragraph of Note 10 as to which the date is June 23, 2005.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,010	$370
Restricted cash	1,000
Accounts receivable—trade, net of allowance of $741 and $233, respectively	34,180	11,279
Inventories	3,408	859
Prepaid expenses and other current assets	2,360	526

Total current assets	44,958	13,034

Property and Equipment:	16,234	9,746
Less accumulated depreciation and amortization	11,016	7,038

	5,218	2,708

Goodwill	36,235	3,229
Intangibles, net of amortization	6,471
Other assets	332	504

Total assets	$93,214	$19,475

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Secured notes payable	$13,614	$5,919
Inventory financing agreements	2,930	3,456
Current portion of promissory notes	366
Accounts payable and accrued expenses	22,477	3,252
Convertible subordinated promissory notes	13,321
Warrants and future rights liability	6,335
Deferred revenue	4,522	1,584
Current portion of capital lease obligations	185	100

Total current liabilities	63,750	14,311

Non-current portion of promissory notes	667
Non-current portion of capital lease obligation	281

Total liabilities	64,698	14,311

Shareholders' equity:
Serial A preferred stock, par value $.001 per share; 14,000 shares authorized; 9,102 shares issued and outstanding at March 31, 2005	16,997
Common stock—$.001 par value; authorized 80,000 and 10,000 shares respectively, issued and 7,376 and 4,723 shares outstanding, respectively	8	5
Additional paid-in capital	29,397	15,364
Accumulated deficit	(17,886)	(10,205)

Total shareholders' equity	28,516	5,164

Total liabilities and shareholders' equity	$93,214	$19,475

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2005	2004	2003
	(In thousands, except for share amounts)
Net revenue:
Products	$73,161	$38,976	$34,471
Services	28,033	13,288	20,985

	101,194	52,264	55,456

Costs and expenses:
Cost of products sold	64,246	37,757	32,139
Cost of services provided	18,160	12,103	13,272
Selling, general and administrative expenses	21,770	10,025	11,484

	104,176	59,885	56,895

Operating (loss):	(2,982)	(7,621)	(1,439)
Other income	—	6	98
Interest expense, net of interest income	(4,686)	(494)	(286)

	(7,668)	(8,109)	(1,627)
Provision (Benefit) for income taxes	13	—	(416)

Net (loss)	$(7,681)	$(8,109)	$(1,211)

Net (loss) per common share, basic and diluted:	$(1.34)	$(1.72)	$(0.26)

Weighted-average number of common shares outstanding:
Basic and diluted	5,714	4,723	4,734

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)
Balance at March 31, 2002			4,958	$5	$15,685	$(885)	$14,805
Repurchase of common stock			(235)		(352)		(352)
Net loss						(1,211)	(1,211)

Balance at March 31, 2003			4,723	5	15,333	(2,096)	13,242
Issuance of stock options					31		31
Net loss						(8,109)	(8,109)

Balance at March 31, 2004			4,723	5	15,364	(10,205)	5,164
Issuance of preferred stock	9,102	$16,997			6,776		23,773
Exercise of stock options			59		87		87
Issuance of common stock in connection with acquisitions			2,567	3	7,115		7,118
Stock-based compensation					10		10
Issuance of common stock for consulting services			27		45		45
Net loss						(7,681)	(7,681)

Balance at March 31, 2005	9,102	$16,997	7,376	$8	$29,397	$(17,886)	$28,516

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(7,681)	$(8,109)	$(1,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,731	1,636	1,604
Amortization of intangibles	827
Amortization of debt discount	3,882
Stock based compensation expense	11
Gain in fair value of warrants	(462)
Deferred income taxes			(433)
Stock options issued for services		32
Changes in operating assets and liabilities net of effects of acquisitions:
Decrease in accounts receivable	923	2,181	44
(Increase) decrease in inventory	(431)	482	403
(Increase) decrease in prepaid expenses and other current assets	(1,038)	368	539
Decrease in refundable income taxes			862
Decrease (increase) in other assets	498	(311)	(13)
(Decrease) increase in accounts payable and accrued expenses	(8,316)	1,138	225
(Decrease) increase in deferred revenue	(1,422)	1,584

Net cash (used in) provided by operating activities	(11,478)	(999)	2,020

Cash flows used in investing activities:
Acquisition of property and equipment	(1,624)	(649)	(1,239)
Acquisition of businesses, net of cash acquired	(28,795)
Increase in restricted cash	(1,000)

Net cash (used in) investing activities	(31,419)	(649)	(1,239)

Cash flows from financing activities:
Borrowing (repayment) of secured notes payable	7,695	1,153	(470)
(Repayment) borrowing on inventory financing	(526)	1,123	(696)
Purchases and retirement of common stock			(353)
Proceeds from issuance of preferred stock, net	23,818
Proceeds from issuance of subordinated promissory notes	16,000
Proceeds from stock options exercised	87
Payments on promissory note	(450)
Payments on capital lease obligations	(87)	(376)	(362)

Net cash provided by (used in) financing activities	46,537	1,900	(1,881)

Net increase (decrease) in cash and cash equivalents	3,640	252	(1,100)
Cash and cash equivalents at beginning of period	370	118	1,218

Cash and cash equivalents at end of period	$4,010	$370	$118

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$568	$451	$291

Income taxes	$0	$0	$30

Supplemental disclosure of investing and financing activities:
Fair value of stock issued for acquisitions at the date of acquisition	$7,118	$0	$0

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share amounts)

1. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

      The accompanying consolidated financial statements include the accounts of MTM Technologies, Inc. (formerly Micros-to-Mainframes, Inc.) and its wholly owned subsidiaries, Data.Com RESULTS, Inc. (“Data.Com”), MTM Advanced Technology, Inc. (“MTM”), PTI Corporation (formerly known as Pivot Technologies) (“Pivot”), MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc. and Info Systems, Inc. hereinafter collectively referred to as the “Company.” All significant intercompany accounts and transactions have been eliminated.

      “Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot,” “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to The BSC Employee Fund VI, L.P., “CVC” refers to CVC Partners II, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation,” and together with Pequot, the “Investors.”

      The Company is a leading national computer and communications technology management company providing information technology (“IT”) networking, communications, software applications and data center services, including secure access, voice over internet protocol (“VOIP”), storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to support its clients' mission-critical business processes. The Company's clients consist of divisions of Fortune 100 and Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. The Company serves clients in most major US metropolitan.

      The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the supplier, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company's four largest suppliers accounted for 27%, 14%, 13% and 12% of all product sales for the year ended March 31, 2005. The sales from the Company's three largest suppliers accounted for 40%, 23% and 9% of all product sales for the year ended March 31, 2004. The sales of product from the Company's three largest suppliers accounted for 42%, 26% and 8% of all product sales for the year ended March 31, 2003. The Company believes it has excellent relationships with its suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at a sufficiently low cost to allow for resale at a competitive market price.

Liquidity

      The Company sustained net losses during the years ended March 31, 2005, 2004 and 2003 and at March 31, 2005 had a net working capital deficit of $18,792. To improve its working capital position the Company undertook cost reduction initiatives, discontinued certain sales of low margin products, and negotiated new credit facilities as discussed in Note 2. In addition, to fund its growth through acquisition strategy the Company sold notes and preferred stock as discussed in Notes 9 and 10. The Company anticipates that the preferred stock, debt and credit facilities will provide the Company with the capital necessary to meet its obligations as they come due.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

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

Restricted Cash

      The Company has restricted $1,000,000 of cash in a blocked account for the benefit of a lender under the Old Textron Facility discussed in Note 2.

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

Property and Equipment

      Property and equipment is stated at cost and is depreciated using the straight-line method. Furniture, fixtures and other equipment and software development costs have useful lives ranging from 3-7 years. Leasehold improvements are amortized over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of the existing assets are capitalized. Maintenance and repairs are charged to operations as incurred.

      The Company incurred approximately $1,731, $1,636 and $1,604 of depreciation and amortization expense for the years March 31, 2005, 2004 and 2003, respectively.

      The following is a summary of property and equipment held by the Company:

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

	March 31,
	2005	2004
Furniture, fixtures and office equipment	$5,353	$2,667
Capitalized lease equipment	1,564	1,183
Software and software development costs	8,074	5,722
Leasehold Improvements	911	174
Vehicles	332	—

	16,234	9,746
Less accumulated depreciation and amortization	11,016	7,038

Property and equipment, net	$5,218	$2,708

Software Development Costs

      The cost of software developed for internal use incurred during the preliminary project stage is expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives.

Impairment of Living—Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. At March 31, 2005, no such impairment existed.

Income Taxes

      Deferred income taxes are provided, using the asset and liability method, for temporary differences between financial and tax reporting purposes which arise principally from the deduction related to the allowances for doubtful accounts, certain capitalized software costs, the basis of inventory and differences arising from book versus tax depreciation methods.

Revenue Recognition

      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. The Company recognizes revenue from the sales of hardware when the rights and risks of ownership have passed to the customer, upon shipment or receipt by the customer, depending on the terms of the sales contract with the customer. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all of the terms and conditions of the customer contract. Service contracts generally do not extend over one year, and are billed when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue arrangements generally do not include specific customer acceptance criteria. For arrangements with multiple deliverables, delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Revenue billed on retainer is recognized as services are performed and amounts not recognized are recorded as deferred revenue.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

      The Company periodically receives discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to the cost of sales products.

      Shipping and handling costs are included in the cost of sales.

Fair Value of Financial Instruments

      The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. All current assets are carried at their cost and current liabilities are recorded at their contract amount, which approximates fair value because of their short term nature. The fair value of the convertible subordinated promissory notes approximate their principal amount due to their short term nature.

Per Share Data

      Basic net (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net (loss) per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities amounting to 23,012, 983, and 887 in the year ended March 31, 2005, 2004 and 2003, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share because the effect of such securities would be anti-dilutive.

Stock-Based Compensation

      The Company has elected, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” to apply the current accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, net (loss) and net (loss) per common share for the years ended March 31, 2005, 2004 and 2003 would approximate the pro forma amounts indicated in the tables below.

	Year Ended March 31,
	2005	2004	2003
Net (loss)—as reported	$(7,681)	$(8,109)	$(1,211)
Stock-based compensation using the fair-value method	(1,564)	(176)	(162)
Net (loss)—pro forma	(9,245)	(8,285)	(1,373)
Basic and diluted net (loss) per common share—as reported	(1.34)	(1.72)	(0.26)
Basic and diluted net (loss) per common share—pro forma	(1.62)	(1.75)	(0.29)

      Pro forma information regarding net (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of the statement. The fair value of these options was estimated at the date of grant using a Black-Sholes option pricing model with the following with following weighted-average assumptions for the years ended March 31, 2005, 2004, and 2003: risk-free interest rate of 4.1%, 3% –4% , and 2.8%, respectively: no dividend yield; a volatility factor of the expected market price of the Company's common stock of 1.13, 1.00 and 1.24, respectively; and an expected life of 4.0, 4.0 and 4.0 years, respectively.

      The Black-Sholes option valuation model was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Sholes option valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.

      The Company does not have any customer at March 31, 2005 which accounts for more than 10% of our total accounts receivable.

      At March 31, 2004 one customer accounted for approximately 16% of the Company's accounts receivable.

      Credit is extended to customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss.

Goodwill

      The Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss).

      Circumstances that could trigger an impairment test include but are not limited to: significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statement of a subsidiary that is a component of a reporting unit.

Intangibles Assets

      The company recorded intangible assets which related to the acquisitions of the assets of DataVox Technologies, Inc., Network Catalyst, Inc., Vector ESP, Inc. and the capital stock of Info Systems, Inc.

      Intangibles consist of the following:

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

	Gross Amount	Accumulated Amortization
Customer relationships	$6,588	$768
Know-how	710	59

Total	$7,298	$827

      The customer relationships and know-how are being amortized over periods of 3 to 4 years.

      Amortization expense amounted to $0.8 million for the year ended March 31, 2005. Estimated amortization expense for the next four years is as follows:

Year ending March 31,
2006	$2,261
2007	2,261
2008	1,519
2009	430

Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity's statement of income. The accounting provisions of SFAR 123R are effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R in the quarter ending June 30, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and net income (loss) per share.

      Management does not believe any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2. Credit Facilities

      On May 21, 2004, the Company and its subsidiaries entered into an Amended and Restated Financing Facility (the “Old Textron Facility”) with Textron Financial Corporation (“Textron”). The Old Textron Facility provided for a credit facility of up to $15 million, secured by all of the Company's assets, except for permitted encumbrances, and was to expire on May 21, 2005. Effective as of December 27, 2004, the Schedule to the Old Textron Facility was amended to change certain of the financial covenants contained therein.

      On February 1, 2005, the Company received a temporary increase from Textron in the maximum amount of the Old Textron Facility to $20 million.

      Two forms of loans were made under the Old Textron Facility: floor plan financings and revolving receivable financings. The floor plan financings generally allowed the Company to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrued on floor plan financings after such 30-day period at the rate equal to six basis points over a specified prime rate. The revolving receivable financings allowed the Company to borrow against current account receivables that meet certain specified standards. Interest accrued on revolving receivable financings immediately upon funding at a specified prime rate. The Old Textron Facility contained

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

other affirmative and negative covenants, including those relating to the Company's tangible capital funds and other financial conditions. The Company was required to pay additional fees if it exceeded the maximum permitted aggregate loan amount then in effect or if the Company was found to be in default under the Old Textron Facility.

      The Company's total outstanding debt under the Old Textron Facility's revolving receivable financing facility was $13,614 as at March 31, 2005 and $5,919 as at March 31, 2004. The amount outstanding under the Old Textron Facility's inventory financing was $2,930 as at March 31, 2005 and $3,456 as at March 31, 2004.

      On June 8, 2005, the Company entered into a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit Inc. (“CIT”) and a new Amended and Restated Loan and Security Agreement (the “New Textron Facility”) with Textron, providing a combined maximum availability of up to $40 million. The CIT Facility and the New Textron Facility will be used to fund working capital and floor-planning needs, and were also used to refinance the Old Textron Facility.

      The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base based on eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters, restricts the Company's ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT facility will bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company's option.

      The New Textron Facility allows the Company to finance inventory purchases up to $15 million from approved vendors on a 45-day interest-free basis in most cases. Interest accrues after expiration of the applicable interest free period at the rate equal to a specified prime rate plus 4%. The financial and other covenants in the New Textron Facility are substantially the same as those in the CIT Facility.

      At March 31, 2005, the Company was in violation of certain covenants contained in the Old Textron Facility. The Company received a letter of forbearance from Textron related to these violations. In connection with the New Textron Facility, the covenants contained in the Old Textron Facility were eliminated and replaced with new covenants. The Company anticipates that it will be in compliance with the new covenants at the respective measurement dates.

      The components of debt as of March 31 are as follows:

	2005	2004
Secured notes payable	$13,614	$5,919
7% Convertible subordinated promissory notes	13,321
Inventory financing agreements	2,930	3,456
Promissory notes	1,033
Capital lease obligation	466	100

Total	$31,364	$9,475

      The Company's future debt maturities at March 31, 2005 are summarized below:

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

Year ended
2006	$30,422
2007	855
2008	87

Total minimum debt payments	$31,364
Less current maturities	(30,416)

Total Long-term Debt	$948

3. Shareholders' Equity

Preferred Stock

      As of March 31, 2005, the Company had authorized 20 million shares of preferred stock, 14 million of which are designated Series A Preferred Stock, par value $.001 per share and 6 million of which are “blank check” preferred stock, par value $.001 per share. As of March 31, 2005 there were 9.1 million shares of Series A Preferred Stock issued. See Note 10 for a discussion of the issuance of Series A Preferred Stock. As of March 31, 2004, the Company had authorized 2 million shares of “blank check” preferred stock, par value $.001 per share. As of March 31, 2004 there were no preferred shares issued.

Stock Options

      The 1993 Employee Stock Option Plan (the “1993 Plan”) was adopted by the Company in May 1993; the 1996 Stock Option Plan (the “1996 Plan”) was approved by the shareholders of the Company on August 20, 1996; and the 1998 Stock Option Plan (the “1998 Plan”) was approved by the shareholders of the Company on October 16, 1998. The 2000 Employee Stock Option Plan (the “2000 Plan”) was adopted by the Company in September 2000. The 2002 Long-Term Performance Plan (the “2002 Plan”) was approved by the shareholders of the Company on November 8, 2002. The 2004 Equity Incentive Plan (the “2004 Plan”) was approved by the shareholders of the Company on May 21, 2004 and an amendment to the 2004 Plan was approved by the shareholders of the Company on November 19, 2004.

      The plans provide for granting of options, including incentive stock options, nonqualified stock options and stock appreciation rights to qualified employees, outside directors, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250, 350, 250, 350, 250 and 3,000 shares of the Company's common stock under the 1993 Plan, the 1996 Plan, the 1998 Plan, the 2000 Plan, the 2002 Plan and the 2004 Plan, respectively. The exercise price of options generally may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than 10 years after the date of grant. Options granted under the plans become exercisable in accordance with different vesting schedules determined at the time of grant.

      A summary of the status of the Company's options as of March 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below:

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	983	$2.19	887	$2.21	910	$2.34
Canceled/Expired	(116)	3.22	(27)	1.19	(98)	2.32
Granted	2,202	2.90	123	1.19	75	0.75
Exercised	(59)	1.48	—	—	—	—

Outstanding at end of year	3,010	$2.93	983	$2.19	887	$2.21

      The weighted-average contractual life of the total options outstanding at March 31, 2005 is 8.1 years.

      The weighted-average fair value of options granted during the years ended March 31, 2005, 2004, and 2003 is $2.58, $1.19 and $0.75, respectively.

      There were 1,046, 983 and 784 options exercisable at March 31, 2005, 2004 and 2003, respectively. The weighted-average exercise price of the total options exercisable at March 31, 2005 is $2.19. Granted and Outstanding at end of year totals for 2005 include 58 restricted stock units which do not have an exercise price. The value of the restricted stock units is approximately $180 and $10 was charged to operations for the year ended March 31, 2005.

Earnings per Share

      The following table presents the computation of basic and diluted (loss) per share:

	Year Ended March 31,
	2005	2004	2003
Numerator:
Net (loss)	$(7,681)	$(8,109)	$(1,211)

Denominator:
Denominator for basic earnings per share—weighted-average shares	5,714	4,723	4,734

Denominator for diluted earnings per share	5,714	4,723	4,734

Net (loss) per share—basic	$(1.34)	$(1.72)	$(0.26)

Net (loss) per share—diluted	$(1.34)	$(1.72)	$(0.26)

4. Accounts Payable and Accrued Expenses

      Accounts Payable and accrued expenses consist of the following:

	March 31,
	2005	2004
Trade accounts payable	$15,455	$2,636
Compensation related costs	4,783
Accrued other	2,239	616

	$22,477	$3,252

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

5. Income Taxes

      The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      The provision (benefit) for income taxes consists of the following:

	Year Ended March 31,
	2005	2004	2003
Federal:
Current	$—	$—	$17
Deferred	—	—	(300)

	—	—	(283)
State:
Current	13	—	—
Deferred	—	—	(133)

	$13	$—	$(416)

      The reconciliations of income tax provision (benefit) computed at the federal statutory tax rates to actual income tax provision (benefit) are as follows:

	Year Ended March 31,
	2005	2004	2003
Tax expense at statutory rates applied to pretax earnings	$(2,607)	$(2,757)	$(553)
State income taxes, net of federal benefit	(391)	(405)	(83)
Changes in valuation allowance	3,075	3,150	332
Other permanent items	25	41	(25)
Adjustment to prior provisions	(89)	(29)	—
Research and development credit	—	—	(87)

	$13	$0	$(416)

      The tax effects of temporary differences that give rise to the net short-term deferred income tax asset at March 31, 2005 and 2004 are presented below:

	March 31,
	2005	2004
Reserve for bad debts	$302	$91
Inventory	87	7
Valuation allowance	(389)	(98)

Total short-term deferred income tax asset	$0	$0

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

      The tax effects of temporary differences that give rise to the net long-term deferred income tax asset (liability) are presented below:

	March 31,
	2005	2004
Property and Equipment, net	$(477)	$(725)
Goodwill	(234)
Other	77	12
Net operating loss	6,612	3,907
Research and development credit	190	190
Valuation allowance	(6,168)	(3,384)

Net long-term deferred income liability	$0	$0

      The Company has net operating loss carryforwards of (a) $16,579 to offset federal taxable income, and (b) $19,507 of available state carryforwards to offset taxable income through the year 2025. Realization of the benefit of the carryforward losses depends on earning sufficient taxable income before expiration of loss carryforwards. The utilization of the net operating loss carry forwards may also be limited as a result of ownership changes. At March 31, 2005 and 2004, the Company has established a valuation allowance that offsets the deferred tax assets.

6. Commitments and Contingencies

      The Company leases 27 locations for its administrative and operational functions under operating leases expiring at various dates through 2016. Certain leases are subject to escalation based on the Company's share of increases in operating expenses for the locations. In addition, the Company leases equipment used in operations.

      Approximate future minimum annual lease payments under noncancelable operating leases are as follows:

Year ending March 31,
2006	$1,719
2007	1,493
2008	1,172
2009	867
2010	704
Thereafter	1,966

$7,921

      Rental expense for operating leases including amounts from cancelable leases approximated $1,077, $742 and $703 for the years ended March 31, 2005, 2004 and 2003, respectively.

Employment Agreements

      The Company has entered into employment agreements, which require the following payments:

Year ending March 31,
2006	$3,537
2007	2,645
2008	122

$6,304

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

      In addition, certain other agreements provide for bonus compensation based on certain performance goals, as defined.

Litigation

      The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

7. Employee Savings Plan

      The Company has an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under this plan, all employees who are at least 20.5 years of age are eligible to defer up to 60% of their pretax compensation, but not more than the limit prescribed by the Internal Revenue Service. Company matches are discretionary. The Company contributed approximately $26, $29 and $30 to the plan for the years ended March 31, 2005, 2004 and 2003, respectively.

8. Allowance for Doubtful Accounts

      Information relating to the allowance for doubtful accounts is as follows:

	Beginning of Year	Costs and Expenses	Other Additions		Deductions		At End of Year
Year ended March 31,
2003	$335	$538	$—		$—		$873
2004	873	—	—		640(a	)	233
2005	233	—	615(b	)	107(a	)	741

(a)	Write-off of uncollectible accounts receivable and/or revision to estimates computed.

(b)	Allowance for doubtful accounts assumed through acquisitions.

9. Acquisitions

      In executing its growth-through-acquisition strategy during the 2005 fiscal year, the Company has acquired the businesses and operating assets of three companies and all of the outstanding stock of a fourth company.

      On July 2, 2004, the Company acquired the assets and business operations of DataVox Technologies, Inc. (“DataVox”), a Cisco AVVID (Architecture for Voice, Video and Integrated Data) authorized partner, offering advanced technology solutions, including IP telephony, security, storage, networking and wireless technology solutions, as well as network facilities engineering and data center technology consulting services. The results of operations are included in the Company's financial results as of July 2, 2004. The purchase price of DataVox was recorded as $2,089 and was allocated to specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash in amount of $650, promissory notes in the amount of $250, 753 shares (at $1.58 per share, or $1,189 total), plus transaction costs of $51 (including 12 shares).

      The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The Company performed a valuation of certain intangible assets and allocated a portion of the purchase price to Customer Relationships.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

Current assets	$1,023
Property, plant and equipment	187
Intangible assets	265
Other non-current assets	57

Total assets acquired	1,532
Current liabilities	(822)
Long-term debt	(205)

Net assets acquired	$505

      Goodwill related to the acquisition of DataVox amounted to $1,635 and is expected to be deductible for tax purposes. For the year ended March 31, 2005, $82 is expected to be deductible for tax purposes.

      On September 17 2004, the Company acquired the assets and business operations of Network Catalyst Inc. (“Network Catalyst”). Network Catalyst provides advanced technology solutions in the VOIP (Voice Over Internet Protocol), infrastructure and security fields to clients located throughout the Southern California region. Network Catalyst was acquired to improve the geographical presence and deepen the technical capabilities of the Company. The results of operations are included in the Company's financials results beginning September 18, 2004. The purchase price of the Network Catalyst acquisition was recorded as $4,800 and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash in the amount of $4,000, 500 shares (at $1.60 per share, or $800 total) of the Company's common stock, plus transaction costs of $239. As part of the purchase price, the Company agreed to pay to the former shareholders of Network Catalyst additional cash amounts as well as transfer to the former shareholders of Network Catalyst additional shares of common stock on the achievement of certain financial targets. More particularly, in the event that as of the end of any fiscal quarter, the earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the acquired business during the period beginning October 1, 2004 and ending on September 30, 2005 (the “Network Catalyst Earnout Period”) equals or exceeds $2,000 then the Company is required to (x) pay to the former shareholders of Network Catalyst $960 in cash, and (y) issue to the former shareholders of Network Catalyst that number of shares of common stock determined by dividing $240 by the greater of (A) the average trading price of the common stock for the 20 business days ending immediately preceding the end of the Network Catalyst Earnout Period and (B) $2.15.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained a third party valuation estimate of certain intangible assets and allocated a portion of the purchase price to Customer Relationships. Therefore, the allocation of the purchase price is subject to refinement.

Current assets	$7,806
Property, plant and equipment	253
Intangible assets	1,779
Other non-current assets	61

Total assets acquired	9,899
Current liabilities	(9,395)
Long-term debt	(48)

Net assets acquired	$456

      Goodwill related to the acquisition of Network Catalyst amounted to $4,583 and is expected to be deductible for tax purposes. For the year ended March 31, 2005, $153 is expected to be

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

deductible for tax purposes. In addition, amounts allocated to Customer Relationships is $1,779, with an expected life of 3 years.

      On December 10, 2004, the Company acquired the assets and business operations of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, “Vector”). Vector provides advanced technology solutions in application delivery and deployment, network infrastructure, messaging and collaboration, remote office connectivity and workforce mobility products and services. Vector was acquired to improve the geographical presence and deepen the technical capabilities of the Company. The results of operations are included in the Company's financial results beginning December 1, 2004. The purchase price of the Vector acquisition was recorded as $19,765 and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash in the amount of $16,833, promissory notes in the amount of $667, and 434 shares (at $5.22 per share or $2,265 total) of the Company's common stock, plus transaction costs of $712. As part of the Vector purchase price, the Company agreed to issue to Vector Global Services, Inc. (the “Vector Shareholder”) additional shares of common stock on the achievement of certain financial targets. More particularly, if the EBITDA attributable to the acquired business during the period beginning on January 1, 2005 and ending on the date one year thereafter (the “Vector Earnout Period”) equals or exceeds $2,975, then, as additional consideration the Company shall issue to the Vector Shareholder the number of shares of common stock determined by (x) dividing $3,000 by the greater of (A) the weighted average trading price of the Company's common stock for the 10 business days immediately preceding the end of the Vector Earnout Period and (B) $2.75 and (y) multiplying such amount by a fraction, the numerator of which shall equal the EBITDA of the acquired business for the year ending on the last day of the Vector Earnout Period and the denominator of which shall equal $3,500 (the “Vector Earnout Consideration”); provided, however, that in no event shall the value of the Vector Earnout Consideration exceed $3,000.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained a third party valuation of certain intangible assets and allocated a portion of the purchase price to Customer Relationships and Know-How.

Current assets	$8,404
Property, plant and equipment	799
Intangible assets	3,880
Other non-current assets	70

Total assets acquired	13,153
Current liabilities	(11,188)
Long-term debt	(8)

Net assets acquired	$1,957

      Goodwill related to the acquisition of Vector amounted to $18,520 and is expected to be deductible for tax purposes. For the year ended March 31, 2005, $412 is expected to be deductible for tax purposes. In addition, amounts allocated to Customer Relationships and Know-How is $3,880 with an average expected life of 3.5 years.

      On March 11, 2005, the Company acquired all of the stock of Info Systems, Inc. (“Info Systems). Info Systems conducts an information technology business and certain management and consulting businesses consisting of providing connectivity (network infrastructure), server architecture (applications, directory and computing infrastructure), convergence (legacy and VOIP, security (assessment, policy design) and storage (SAN, data migration) solutions, as well as telecommunications and structured cabling services, outsourced information technology (IT), staff

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

augmentation and remote network monitoring, management and support services throuth its Network Operations Center. InfoSystems was acquired to improve the geographical presence and deepen the technical capabilities of the Company. The results of operations are included in the company's financial results beginning March 1, 2005. The aggregate purchase price for the stock of Info Systems amounted to $11,121 and consisted of $8,300 in cash, an aggregate of 868 shares (at $3.25 per share or $2,821 total) of the Company's common stock, plus transaction costs of $225. The Earnout Consideration is as follows: if the EBITDA attributable to the Business during the six months following March 11, 2005 (the “Earnout Period”) equals or exceeds $600, then we shall, at our option, either (i) pay $500 in cash to the shareholders of Info Systems, or (ii) issue to the shareholders of Info Systems, the number of shares of the Company's common stock determined by dividing $500 by the greater of (A) the average NASDAQ closing price of the common stock for the 10 business days ending immediately prior to the end of the Earnout Period and (B) $2.75 (the amounts payable to the shareholders of Info Systems pursuant to this paragraph, the “Initial Earnout Consideration”). For each $1.00 of the EBITDA attributable to the acquired business during the Earnout Period in excess of $600, the Company shall, at its option, either (i) pay to the shareholders of Info Systems cash in an amount equal to 30% of such excess, or, (ii) issue to the shareholders of Info Systems the number of shares of common stock determined by dividing 30% of such excess by the greater of (x) the average NASDAQ closing price of common stock for the 10 business days ending immediately prior to the end of the Earnout Period and (y) $2.75, (the amounts payable to the shareholders of Info Systems pursuant to Section 3.2(b) of the stock purchase agreement), the “Additional Earnout Consideration” and together with the Initial Earnout Consideration, the “Earnout Consideration”); provided, however, that in no event shall the value of the Additional Earnout Consideration exceed $200.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained a third party valuation of certain intangible assets and allocated a portion of the purchase price to Customer Relationships.

Current assets	$10,902
Property, plant and equipment	973
Intangible assets	1,374
Other non-current assets	20

Total assets acquired	13,269
Current liabilities	(9,650)
Long-term debt	(542)

Net assets acquired	$3,077

      Goodwill related to the stock purchase of Info Systems amounted to $8,269 and is expected to be deductible for tax purposes. For the year ended March 31, 2005, $46 is expected to be deductible for tax purposes. In addition, amounts allocated to Customer Relationships is $1,374, with an expected life of 4 years.

      The Company believes that there is an opportunity to consolidate similar businesses throughout the United States. The Company will focus its acquisition strategy on businesses providing secure access, voice over internet protocol (VOIP), storage, networking and messaging solutions. The acquisition targets will include companies providing IT services and products, as well as certain managed solutions. The Company intends to seek acquisitions to enhance our current service offerings and extend its geographic presence. The Company seeks to identify businesses which will add technical expertise and service offerings, customers, sales capabilities and/or geographic coverage while generating a positive rate of return on investment. Furthermore, the Company intends to capitalize on the business practices of acquired companies that the Company believes will best maintain or strengthen its competitive advantage and ensure ongoing delivery of

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

high quality IT solutions to its customers. The acquisition candidates the Company may investigate can be large, and their acquisition by the Company could have a significant and lasting impact on our business.

Unaudited Pro Forma Summary

      The following pro forma consolidated amounts give effect to the Company's Network Catalyst, Vector and Info Systems acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired net assets for the year ended March 31, 2005.

      The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share amounts)

	For the Year Ended March 31,
	2005	2004
Net Revenues:
Products	$141,637	$138,874
Services	64,615	52,237

	206,252	191,111

Costs and expenses:
Cost of products sold	125,777	123,666
Cost of services provided	39,553	37,740
Selling, general and administrative expenses	42,967	38,431

	208,297	199,837

Other Income	53	7
Provision for income taxes	(151)	(49)
Interest expense(1)	(7,952)	(8,036)

Net (loss)	$(10,095)	$(16,804)

Net (loss) per common share:
Basic and diluted	$(1.42)	$(2.58)

Weighted average number of common shares outstanding:
Basic and diluted(2)	7,085	6,525

(1) Interest expense includes 3,102 and 7,220 of non-cash interest related to convertible debt, for the years ended March 31, 2005 and 2004, respectively.

(2) The weighted average shares used to compute proforma basic and diluted net (loss) per share for the year ended March 31, 2004 includes 1,801 shares of common stock issued as if the shares were issued on April 1, 2003.

10. Debt, Capital Lease Obligations and Series A Preferred Stock and Notes

      On January 29, 2004 the Company entered into an agreement (the “Pequot Purchase Agreement”) with Pequot to sell to Pequot an aggregate of up to $25 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock.

      The Series A Preferred Stock accrues dividends at 6% per annum payable semi-annual, commencing on May 21, 2006. Therefore, the Company will accrue dividends payable each applicable semi-annual period commencing May 21, 2006. Both the accretion of and dividends on the Series A Preferred Stock will reduce net income attributable to our common shareholders.

      On May 21, 2004, Pequot purchased $7 million of Series A-1 Convertible Preferred Stock which is convertible into 3,256 shares of the Company's common stock at the conversion price of $2.15 per share, and 500 common stock warrants which are exercisable at a price of $2.46 per share. Pequot also received rights to purchase, solely at its option, Series A-2 Convertible Preferred Stock and Series A-3 Convertible Preferred Stock aggregating up to $18 million, plus warrants to purchase additional shares of common stock. Costs incurred in connection with the consummation of the initial Pequot transaction amounted to approximately $1 million which was recorded as a reduction of the proceeds. Payments aggregating $1.1 million were made to two officers of the Company and an additional $400 funded a rabbi trust from which payments aggregating $200 will be paid to these officers on each of May 21, 2005 and 2006. These payments are included in selling, general and administrative expenses. On September 16, 2004, Pequot purchased $5.5 million of Series A-2 Convertible Preferred Stock which is convertible into 2,000 shares of the Company's common stock at the conversion price of $2.75 per share, and 400 common stock warrants which are exercisable at a price of $3.44 per share. Pequot retained its right to purchase, solely at its option, Series A-3 Convertible Preferred Stock aggregating up to $12.5 million, plus warrants to purchase additional shares of common stock. Costs incurred in connection with the consummation of the second Pequot transaction amounted to approximately $25. The Company used the proceeds from these sales to fund the cash portions of the purchase prices for the acquisitions of DataVox Technologies, Inc. and Network Catalyst, respectively, referred to in Note 9.

      On December 7, 2004, Pequot assigned to Constellation all of Pequot's rights and obligations under the Pequot Purchase Agreement to purchase a portion of the shares of the Series A-3 Convertible Preferred Stock and common stock warrants covered by that agreement. On that date the Company also entered into a purchase agreement (the “Pequot/Constellation Purchase Agreement”) with Pequot and Constellation for up to $40 million (or in certain limited circumstances, up to $47.5 million) of additional financing in the form of 7% convertible secured notes in three tranches. Immediately thereafter, Pequot purchased from the Company $6,250 of the Series A-3 Convertible Preferred Stock and 385 common stock warrants and Constellation purchased $6,250 of the Series A-3 Convertible Preferred Stock and 385 common stock warrants. The A-3 Convertible Preferred Stock is convertible into 3,846 shares of common stock at a conversion price of $3.25 per share and the associated common stock warrants are exercisable for 769 shares of common stock at an exercise price of $4.06 per share.

      In connection with the initial Pequot investment, the Company allocated the net proceeds from the sale of the (a) Series A-1 Convertible Preferred Stock, (b) warrants to purchase 500 shares of the Company's common stock and (c) rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants based on their relative fair values as at the date of the sale of the Series A-1 Convertible Preferred Stock and 500 warrants. The Company allocated and recorded $2.9 million to the Series A-1 Convertible Preferred Stock and assigned and credited to additional paid-in capital (x) $600 for the 500 warrants sold with the Series A-1 Preferred Stock and (y) $3.2 million for the rights to purchase the Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and related warrants based on an independent appraisal. Additionally, the Company paid a finder's fee consisting of $70 in cash and 27 shares of the Company's common stock, valued at $45, which was charged against additional paid-in capital.

      In connection with the Pequot purchase of the Series A-2 Convertible Preferred Stock and related warrants the Company allocated and recorded $5.1 million to the Series A-2 Convertible Preferred Stock and assigned and credited to additional paid in capital $0.4 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model.

      In connection with the Pequot and Constellation purchase of the Series A-3 Convertible Preferred Stock and related warrants the Company allocated and recorded $9.0 million to Series A-3 Convertible Preferred Stock and assigned and credited to additional paid in capital $3.5 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model.

      On December 10, 2004, to fund the cash portion of the purchase price for the assets of Vector the Company sold to Pequot and Constellation pursuant to the Pequot/Constellation Purchase Agreement, $10,000 aggregate principal amount of notes (the “Series A-4 First Tranche Notes”) and issued to Pequot and Constellation warrants to purchase 615 shares of the Company's common stock at an exercise price of $4.06 per share (the “Series A-4 First Tranche Warrants”).

      On March 10, 2005, to fund the cash portion of the purchase of Info Systems the Company sold to Pequot and Constellation pursuant to the Pequot/Constellation Purchase Agreement, $6,000 aggregate principal amount of notes (the “Series A-4 Second Tranche Notes”) and issued to Pequot and Constellation warrants to purchase 369 shares of the Company's common stock at an exercise price of $4.06 per share (the “Series A-4 Second Tranche Warrants”). The Series A-4 First Tranche Notes and the Series A-4 Second Tranche Notes are collectively referred to as “Series A-4 Notes.”

      The Series A-4 Notes bear interest at an annual rate of 7%, payable quarterly. The interest accrued on each such payment date will be added to the principal of the Series A-4 Notes. The Series A-4 Notes are convertible into 7,692 shares of Series A-4 Convertible Preferred Stock which is in turn convertible into 7,692 shares of the Company's common stock at a conversion price of $3.25.

      The outstanding principal and accrued interest will be automatically converted into Series A-4 Convertible Preferred Stock on the date of shareholders' approval. If the Series A-4 Notes have not already been converted into Series A-4 Convertible Preferred Stock, they will be due and payable on demand, which may be given by 66 2⁄3% of the holders of the notes at any time following the later of the date that is (x) 150 days following the date of issuance or (y) if the Securities and Exchange Commission (the “SEC”) reviews the Company's filings seeking shareholder approval, 180 days following the date of issuance. The Series A-4 Notes were converted into shares of Series A-4 Preferred Stock upon approval by the Company's shareholders on June 23, 2005.

      The Company assigned a value of $6,797 to the beneficial conversion feature of the Series A-4 notes, the warrants, and the options based on the relative fair values (using the Black Scholes Model) at the date of issuance and recorded this value as a discount to the Series A-4 Notes. This discount is being accreted to interest expense over the expected term of the Series A-4 Notes. During the period ended March 31, 2005 the discount accreted to interest expense amounted to approximately $3.8 million. At March 31, 2005, the remaining discounted to be accreted amounted to approximately $2.9 million.

      Pequot and Constellation (or in certain circumstances, a third party) also have the right to purchase up to an additional $9,000 in aggregate principal amount of Series A-4 Notes, which amounts may be adjusted in accordance with the terms of the Pequot/Constellation Purchase Agreement. This additional right is exercisable until September 10, 2005. Pequot and Constellation also have the right to purchase up to $15,000 (or in certain limited circumstances, up to $22,500) in aggregate principal amount of notes (the “Series A-5 Notes”), which following shareholder approval will be converted into 4,615 shares (or in certain limited circumstances, 6,923 shares) of Series A-5 Convertible Preferred Stock, which is in turn convertible into 4,615 shares (or in certain limited circumstances, 6,923 shares) of the Company's common stock at a conversion price of $3.25. This additional right is exercisable until December 10, 2005.

      In accordance with Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), ”Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock,“ the Company has initially accounted for the fair value of $6.8 million for the warrants and the option as a liability since the Company is required to register the underlying common stock. The fair value of the warrants was calculated utilizing the Black Scholes Model. From the date of issuance through the end of the fiscal year, there was a change in the market value of the Company's common stock, and therefore, the Company recorded a $462 decrease in the carrying value of the liability which is included as a reduction in selling, general and administrative expenses. Any additional change in the future market value of the underlying securities may cause the value of the liability to change. Any change in the carrying value of the liability will be made through the Company's current statement of operations.

11. Segment Information

      In prior years the Company reported three separate segments. As a result of the acquisitions completed during the fiscal year and the changes in the structure of the Company's internal organization, the Company has concluded that it currently operates in a single operating segment. The Company currently operates only within the United States. Substantially, all of the Company's revenue generating operations have similar economic characteristics, including the nature of the products and services sold, the type and class of clients for products and services, the methods used to deliver products and services and regulatory environments.

12. Quarterly Results of Operations

      The following is a summary of the quarterly results of operations for the years ended March 31, 2005, 2004, and 2003.

	June 30	September 30	December 31	March 31
	(In thousands, except per share data)
2005
Net revenue	$15,233	$18,721	$29,692	$37,548
Cost of products sold	11,417	12,405	18,696	21,728
Cost of services provided	2,355	3,634	4,972	7,199
Net income (loss)	(2,505)	(836)	(775)	(3,565)
Net income (loss) per common share:
Basic	$(0.53)	$(0.16)	$(0.13)	$(0.53)
Diluted	$(0.53)	$(0.16)	$(0.13)	$(0.53)
2004
Net revenue	$13,638	$15,526	$14,744	$8,356
Cost of products sold	8,039	11,021	10,005	8,692
Cost of services provided	3,051	2,450	3,460	3,142
Net income (loss)	37	(668)	(1,446)	(6,032)
Net income (loss) per common share:
Basic	$0.01	$(0.14)	$(0.31)	$(1.28)
Diluted	$0.01	$(0.14)	$(0.31)	$(1.28)
2003
Net revenue	$15,430	$14,634	$14,188	$11,204
Cost of products sold	9,459	8,363	8,558	5,758
Cost of services provided	3,579	3,457	3,175	3,061
Net income (loss)	(438)	41	(189)	(625)
Net income (loss) per common share:
Basic	$(0.09)	$0.01	$(0.04)	$(0.14)
Diluted	$(0.09)	$0.01	$(0.04)	$(0.14)

      Earnings (loss) per common share calculations for each of the quarters were based on the weighted-average number of shares outstanding and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

[LETTERHEAD OF SQUAR MILNER]

INDEPENDENT AUDITORS’ REPORT

To the Stockholders
NETWORK CATALYST, INC.

      We have audited the accompanying balance sheets of Network Catalyst, Inc. (the “Company”) as of June 30, 2004 and December 31, 2003, and the related statements of operations and accumulated deficit, and cash flows for the six month period ended June 30, 2004 and the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Catalyst, Inc. as of June 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the six month period ended June 30, 2004 and the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 10, the Company sold substantially all of its assets to a publicly traded company on September 17, 2004.

/s/ Squar, Milner, Reehl & Williamson, LLP

July 30, 2004, except for the last paragraph of this report
   and Note 10 as to which the date is September 17, 2004
Newport Beach, California

NETWORK CATALYST, INC.
BALANCE SHEETS
June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
ASSETS
Current assets
Cash	$—	$327,924
Accounts receivable, net	7,681,630	3,573,876
Inventory, net	871,528	676,853
Prepaid expenses	143,349	134,474
Deferred costs	188,033	—

	8,884,540	4,713,127
Advances to related parties	1,294,969	1,049,455
Property and equipment, net	265,488	287,692
Other assets	38,578	24,828

	$10,483,575	$6,075,102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$225,925	$—
Accounts payable	7,473,646	5,852,602
Accrued expenses	587,013	226,817
Advances from related party	200,000	—
Deferred revenues	689,822	—

	9,176,406	6,079,419
Commitments and contingencies
Stockholders’ equity (deficit)
Capital stock, 10,000,000 shares authorized, no par value, 9,043,438 shares issued and outstanding	23,150	23,150
Additional paid-in capital	1,386,000	196,000
Accumulated deficit	(101,981)	(223,467)

	1,307,169	(4,317)

	$10,483,575	$6,075,102

NETWORK CATALYST, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
For the Six Month Period Ended June 30, 2004 and
the Year Ended December 31, 2003

	Six Months Ended June 30, 2004	Year Ended December 31, 2003

Net Sales	$13,746,973	$31,891,897
Cost of Sales	11,568,116	27,270,446

Gross Profit	2,178,857	4,621,451
Operating Expenses	1,827,876	4,382,383

Income from Operations	350,981	239,068
Interest Expense	139,495	310,936

Net Income (loss)	211,486	(71,868)
Distributions to Stockholders	(90,000)	(131,208)
Accumulated Deficit—Beginning of Period	(223,467)	(20,391)

Accumulated Deficit—End of Period	$(101,981)	$(223,467)

NETWORK CATALYST, INC.
STATEMENT OF CASH FLOWS
For the Six Month Period Ended June 30, 2004 and
the Year Ended December 31, 2003

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Cash flows from operating activities
Net income (loss)	$211,486	$(71,868)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	44,624	106,182
Changes in operating assets and liabilities:
Accounts receivable	(4,107,754)	1,532,193
Inventories	(194,675)	424,891
Prepaid expenses	(8,875)	(37,015)
Deferred costs	(188,033)	—
Other assets	(13,750)	28
Bank overdraft	225,925	(161,118)
Accounts payable	1,621,044	1,116,268
Accrued expenses	360,196	(123,056)
Deferred revenues	689,822	—

Net cash (used in) provided by operating activities	(1,359,990)	2,786,505
Cash flows from investing activities
Purchases of property and equipment	(22,420)	(71,779)
Advances from related party	200,000	—
Advances to related parties	(245,514)	(367,810)

Net cash used in investing activities	(67,934)	(439,589)
Cash flows from financing activities
Net (repayments) borrowings on line-of-credit	—	(2,083,784)
Contributions from stockholders	1,190,000	196,000
Distributions to stockholders	(90,000)	(131,208)

Net cash provided by (used in) financing activities	1,100,000	(2,018,992)

Net (decrease) increase in cash	(327,924)	327,924
Cash—beginning of period	327,924	—

Cash—end of period	$—	$327,924

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$139,495	$310,936

NETWORK CATALYST, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization

      Network Catalyst, Inc. (the “Company” ) was incorporated on March 11, 1991, and engages in computer network design, consulting, and implementation throughout the United States.

2. Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management, among others, are the realization of inventories, the realization of long-lived assets, and the allowance for doubtful accounts. Actual results could differ from those estimates.

Concentrations of Credit Risk

      The Company currently maintains substantially all of its day-to-day operating cash with one major financial institution. At times, cash balances may be in excess of amounts insured by the Federal Deposit Insurance Corporation.

      The Company’s accounts receivable result primarily from sales to customers in California, Arizona and Massachusetts. The Company extends credit to customers based upon evaluation of each customer’s financial condition and credit history. The Company generally does not require collateral from customers.

      At June 30, 2004 and December 31, 2003, one customer and three customers accounted for approximately 52% and 73% of gross accounts receivable, respectively. No other single customer accounted for more than 10% of gross accounts receivable at either balance sheet date. For the six months ended June 30, 2004 and the year ended December 31, 2003, two customers and one customer accounted for approximately 41% and 40% of net sales, respectively. No other single customer accounted for more than 10% of net sales for either reporting period. For the six month period ended June 30, 2004 and the year ended December 31, 2003, one vendor and another different vendor accounted for approximately 52% and 15% of total purchases, respectively. No other single vendor accounted for more than 10% of total purchases for either reporting period.

Allowance for Doubtful Accounts

      The Company performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable as management deems necessary. Management considers historical and industry trends in establishing such allowance. Management considers the allowance for doubtful accounts at June 30, 2004 and December 31, 2003 of approximately $2,000 to be adequate to provide for losses, which could be sustained in the realization of these accounts. Although the Company expects to collect net amounts due, actual collections may differ from these estimated amounts.

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market, and consist primarily of computer networking equipment. Market is determined by comparison with recent sales or net realizable value. Such net realizable value is based on management’s forecasts for sales of the Company’s products in the ensuing years. The industry the Company operates in is characterized by technological change. Should the demand for the Company’s products prove to be significantly

NETWORK CATALYST, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

less than anticipated, the ultimate realizable value of the Company’s inventory could be substantially less than the amount in the accompanying balance sheet. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value and records a charge to cost of revenues for known and estimated inventory obsolescence. At June 30, 2004, the allowance for obsolete inventory was approximately $100,000. There was no such obsolescence allowance at December 31, 2003.

Property and Equipment

      Property and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs, which do not significantly improve the useful life of the asset, are expensed when incurred. Depreciation is provided over the estimated useful lives of the assets, which range from five to seven years, using accelerated methods. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvements or the lease term.

Revenue Recognition

      The Company has four primary sources of revenue: (1) Sales of network hardware and third party developed software; (2) Network consulting revenue; (3) Third party maintenance contracts; and (4) Managed service maintenance contracts. The Company records revenue from sales of network hardware and third party developed software at the time the products are shipped. Network consulting revenue is recognized upon performance of the related consulting services. Revenue from third party maintenance contracts, in which the Company acts as an agent, is recognized at the time such contracts are sold. Managed service maintenance contract revenue is recognized on a straight-line basis over the related maintenance contract period, generally one year in duration. Incremental direct costs associated with acquisition of the managed service maintenance contracts are also deferred and amortized over the contract period in accordance with Statement of Financial Accounting Standards No. 91 (“SFAS 91”) and FASB Technical Bulletin 90-1 (“FTB 90-1”). Deferred revenues and costs were approximately $690,000 and $188,000 at June 30, 2004, respectively. The Company did not engage in managed service maintenance contract activity prior to January 1, 2004.

Income Taxes

      The Company has elected to be taxed as an “S” corporation for federal and state income tax purposes. Accordingly, the Company has not provided for federal income taxes, as the income tax liability is the responsibility of the individual shareholders. The Company is subject to California state income taxes at the rate of 1.5% of taxable income and, accordingly, a provision for such taxes has been included in the accompanying financial statements.

Long Lived Assets

      The Company periodically evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144 ( “SFAS No. 144” ), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present. Indicators of impairment include an economic downturn or a change in the assessment of future operations. In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair market value

NETWORK CATALYST, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

of the assets. Assets to be disposed of are reported at the lower of the carrying value or estimated fair market value, less cost to sell. Based on management’s analysis, no such impairment charges existed or were deemed necessary during the six month period ended June 30, 2004 or the year ended December 31, 2003. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Stock Options

      The Company has one stock option plan and accounts for such plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation expense is reflected in the accompanying financial statements since all options were granted prior to 2002, vested immediately, and had an exercise price equal to or greater than the estimated fair market value of the underlying common stock on the date of grant. Accordingly, the disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123”, are not applicable.

Significant Recent Accounting Pronouncements

      SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. Management currently believes that such pronouncement will not have a material impact on the Company’s future financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. Management believes FIN No. 45 currently has no effect on the Company’s financial statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors (if any) do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 31, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI, which previously adopted the pronouncement (as it was originally issued), must account for consolidated VIEs. The Company is evaluating the effects of FIN No. 46 on its financial statements and currently believes the adoption of FIN No. 46 will not have a material impact.

      In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting

NETWORK CATALYST, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. Management currently believes the adoption of SFAS No. 149 will not have a material impact on the Company’s financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective (except for certain mandatorily redeemable non-controlling interests) for financial instruments entered into or modified after May 31, 2003. Management currently believes the adoption of SFAS No. 150 will not have a material impact on the Company’s financial statements.

3. Property and Equipment

      Property and equipment consist of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

Furniture and fixtures	$203,115	$203,115
Office and computer equipment	548,908	526,488
Computer software	197,822	197,822
Leasehold improvements	77,552	77,552

	1,027,397	1,004,977
Accumulated depreciation and amortization	(761,909)	(717,285)

	$265,488	$287,692

4. Line-of-Credit

      During 2001, the Company entered into a credit facility agreement with Deutsche Financial Services (“DFS”) that was personally guaranteed by the stockholders. Under such agreement, as amended, a $3,000,000 accounts receivable facility (“AR Facility”) and an $8,000,000 inventory floor plan credit facility (“Inventory Facility”) were established. Under the AR Facility, the Company could borrow up to 80% of eligible accounts receivable, as defined. Under the Inventory Facility, the Company could borrow to purchase inventory from approved vendors or for other approved purposes. The principal amount outstanding under the AR Facility and the Inventory Facility, in the aggregate, may not exceed $8,000,000. Interest accrued at the prime rate, with a 6% floor, plus 1.25%. This credit facility was secured by substantially all of the assets of the Company. Additionally, the Company could assign accounts receivable to DFS to borrow additional amounts. Such borrowings were under the same terms as the credit facility agreement above, with the exception that amounts borrowed were not part of the aforementioned $8,000,000 maximum.

      Such line-of-credit was terminated and paid in full during April 2003.

5. Factoring Agreement

      During April 2003, the Company entered into a financing agreement with a lender to transfer ownership of accounts receivable in exchange for cash (“factoring agreement”). Such agreement has been accounted for under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” as a factoring arrangement whereby the customer account receivable is considered transferred to the lender and removed from the Company’s books in exchange for cash, less a factoring fee of 0.4%

NETWORK CATALYST, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

to 0.5%. At June 30, 2004 and December 31, 2003, the amount of accounts receivable factored was approximately $777,000 and $3,261,000, respectively. Such balances also bear a finance charge under the factoring agreement of not less than 7.0% annually. Factoring fees have been recorded as interest expense in the accompanying financial statements.

      The Company’s stockholders have personally guaranteed the lender against certain losses outside the ordinary course of business under this agreement.

      Such agreement was terminated in July 2004.

6. Related Party Transactions

      The Company periodically advances funds and receives repayments from its stockholders or their affiliate company, Network Catalyst Software, LLC. These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available. At June 30, 2004 and December 31, 2003, such advances totaled $1,294,969 and $1,049,455, respectively. During the six months ended June 30, 2004 and the year ended December 31, 2003, the Company made additional advances of approximately $245,514 and $367,810, respectively. During the six month period ended June 30, 2004, one stockholder advanced $200,000 to the Company, which comprises advances from related party in the accompanying balance sheets. There were no repayments of advances by stockholders for either reporting period in the accompanying financial statements.

      During the six months ended June 30, 2004 and the year ended December 31, 2003, a stockholder contributed $1,190,000 and $196,000, respectively, to the Company as additional paid-in capital.

7. Commitments and Contingencies

      The Company leases office space at several locations and various pieces of equipment under noncancelable operating leases which expire at various times through 2005.

      At June 30, 2004, future minimum payments under these noncancelable operating leases are as follows for the years ending June 30:

2005	$99,000
2006	48,000

$147,000

      Rent expense for the six months ended June 30, 2004 and the year ended December 31, 2003 approximated $163,000 and $332,000, respectively.

8. Stock Option Plan

      As discussed in Note 2, the Company has a nonqualified stock option plan (the “Plan”), which provides for the granting of options to employees, consultants, and nonemployee directors. A maximum of 1,000,000 shares of common stock may be issued under the Plan. The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors. Grantees vest in the options at the option grant date. Options granted under the Plan are exercisable for a period not to exceed ten years from the option grant date. During the year ended December 31, 2003, there were 10,000 options granted under the Plan. There were no options granted during the six month period ended June 30, 2004. A total of 380,000 and 390,000 stock options were outstanding at June 30, 2004 and December 31, 2003, respectively.

NETWORK CATALYST, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

      Stock option activity and information is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2002	420,000	$0.42
Granted	10,000	$0.42
Exercised	—	—
Forfeited or expired	(40,000)	$0.42

Options outstanding and exercisable at December 31, 2003	390,000	$0.42
Granted	—	—
Exercised	—	—
Forfeited or expired	(10,000)	$0.42

Options outstanding and exercisable at June 30, 2004	380,000	$0.42

      The weighted average remaining life of the options at June 30, 2004 was approximately 5 years. The pro-forma disclosure requirements under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock Based Compensation, are not significant.

9. Employee Benefit Plan

      The Company has a profit sharing plan for the purpose of establishing a salary deferral program under Section 401(k) of the Internal Revenue Code. During the six months ended June 30, 2004 and the year ended December 31, 2003, the Company made no matching or discretionary contributions to this plan.

10. Event Subsequent to the July 30, 2004 Date of the Independent Auditors’ Report (Unaudited)

      On September 17, 2004 pursuant to an asset purchase agreement, the Company sold substantially all its assets to a publicly traded company known as MTM Technologies, Inc. (“MTM”), in exchange for cash, the assumption of certain Company liabilities, and the issuance of MTM restricted common stock.

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Shareholders
VECTOR GLOBAL SERVICES, INC.

      We have audited the accompanying consolidated balance sheet of Vector Global Services, Inc. (a Delaware corporation), and subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vector Global Services, Inc., and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the nine months then ended, in conformity with accounting principles generally accepted in the United States of America.

UHY LLP

New York, New York
November 5, 2004

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2004

September 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$5,199,010
Accounts receivable, net of allowance for doubtful accounts for $197,887	8,477,732
Inventory, net	538,333
Prepaid expenses and other current assets	353,905

Total current assets	14,568,980
Property and equipment, net	841,930
Goodwill	4,088,464
Other assets	69,693

Total assets	19,569,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	4,995,078
Accrued liabilities	1,329,369
Deferred revenue	2,969,791
Current portion of capital lease obligation	1,232
Current portion of notes payable	22,485

Total current liabilities	9,317,955
Shareholders’ equity
Convertible preferred stock, $0.01 par value; 30,000,000 shares authorized, 28,295,342 shares issued and outstanding at September 30, 2004	282,954
Common stock, $0.01 par value; 40,000,000 shares authorized, 1,706,017 shares issued and outstanding at September 30, 2004	17,060
Additional paid-in capital	59,957,208
Common stock warrants	2,123,139
Deferred stock compensation	(8,060)
Retained deficit	(52,121,189)

Total shareholders’ equity	10,251,112

Total liabilities and shareholders’ equity	$19,569,067

See Notes to Financial Statements

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2004

September 30, 2004

Revenue
Equipment and software	$27,944,481
Services	11,716,959
Commissions	526,458

Total revenues	40,187,898
Expenses
Cost of equipment and software	23,785,271
Cost of services	6,436,747
Selling expenses	5,178,272
General and administrative expenses	3,953,609
Depreciation and amortization expense	531,935

Total expenses	39,885,834

Income from operations	302,064
Interest income, net	24,205
Other income, net	51,733

Net income before taxes	378,002
Income tax benefit	26,202

Net income	404,204

See Notes to Financial Statements

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2004

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Warrants	Deferred Compensation	Accumulated Deficit	Total
Balance, December 31, 2003	28,295,342	$282,954	1,706,017	$17,060	$59,957,208	$2,123,139	$(17,250)	$(52,525,393)	$9,837,718
Amortization of deferred stock compensation							9,190		9,190
Net Income								404,204	404,204
Balance, September 30, 2004	28,295,342	$282,954	1,706,017	$17,060	$59,957,208	2,123,139	$(8,060)	$(52,121,189)	$10,251,112

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004

September 30, 2004
Cash flows from operating activities
Net income	$404,204
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	531,935
Deferred stock compensation	9,190
Changes in:
Accounts receivable	(381,857)
Inventory	(409,450)
Other current assets	(1,120)
Other noncurrent assets	(21,844)
Accounts payable	232,149
Other accrued liabilities	157,827

Net cash provided by operating activities	521,034

Cash flows from investing activities
Purchase of property and equipment	(281,407)

Net cash used in investing activities	(281,407)

Cash flows from financing activities
Proceeds from issuing notes payable	66,896
Repayment on notes payable	(44,411)
Repayment of capital lease obligation	(8,136)

Net cash provided by financing activities	14,349

Net increase in cash	253,976
Cash and cash equivalents, beginning of year	4,945,034

Cash and cash equivalents, end of period	$5,199,010

See Notes to Financial Statements

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Note 1—Organization and Summary of Significant Accounting Policies

Organization

      Vector Global Services, Inc., and subsidiaries (collectively, the “Company”) is a leading server-based computing integrator in the United States. The Company provides information system integration services and sells the related hardware and software products through its operating subsidiary, Vector ESP, Inc. The Company is in the initial stages of developing application and infrastructure management services. These services will encompass the management or hosting of both the applications and infrastructure on behalf of small and medium-sized enterprises. The Company was incorporated under the laws of the state of Delaware on March 3, 2000, and is headquartered in Houston, Texas.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

      Revenue from the resale of computer hardware and software is recorded upon shipment or upon installation when required under contract terms. The related shipping and handling costs for delivery of hardware and software are included in cost of equipment and software on the accompanying consolidated statement of operations.

      The Company also generates revenue from consulting services, implementation services, training, and postcontract support. Revenue from consulting and implementation services is recognized as the services are provided. Revenue from customer training and education is recognized at the date the services are performed. Revenue from postcontract support, consisting principally of help desk support, is recognized ratably over the period the support is provided.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of cash on deposit with a bank and money market accounts that are stated at cost, which approximates fair value.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and accounts receivable. Sales to the Company’s customers are generally made on an open account. The Company performs initial and periodic credit evaluations of its significant customers and generally does not require collateral. Losses related to receivables have not been significant.

      The Company maintains cash deposits in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts and does not currently believe it is exposed to any significant credit risk related to its cash and cash equivalents.

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2004

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, which include accounts receivable and accounts payable, approximate their fair values at September 30, 2004.

Inventory

      Inventory, consisting of computer hardware and software held for resale, is recorded at the lower of cost or market. Cost is determined using the specific identification and first in, first-out methods.

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Office furniture and equipment	5–10 years
Computer equipment	3–5 years
Software	3 years
Vehicles	5 years
Leasehold improvements	1–5 years

Income Taxes

      The Company accounts for its income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Deferred compensation is amortized and expensed in accordance with the graded vesting approach provided for in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. The Company uses the Black-Scholes option pricing model to value options granted to nonemployees. The related expense is recorded over the period in which the related services are received.

      The following table illustrates the effect on net income if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards:

Net income, as reported	$404,204
Deduct: Total stock-based employee compensation expense	47,608

Pro forma net income	$356,596

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2004

Goodwill

      Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired. Prior to 2002, goodwill was amortized on a straight-line basis over 3 years. Effective January 1, 2002, the Company adopted SFAS No. 142, which requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred.

      No impairment of goodwill has been recorded during the nine months ended September 30, 2004.

Reportable Segments

      SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for disclosures about operating segments, products and services, geographical areas and major customers. The Company is organized and operates as one reportable segment, providing server-based computing services. The Company operates in one geographic area, the United States.

Note 2—Property and Equipment

      The Company’s property and equipment was comprised of the following as of September 30, 2004:

Office furniture and equipment	$491,399
Computer equipment	2,079,285
Software	1,112,041
Vehicles	26,880
Leasehold improvements	146,838

3,856,443
Less: accumulated depreciation	(3,014,513)

Property and equipment, net	$841,930

Note 3—Income Taxes

      The Company files a consolidated federal income tax return, which includes the operations of the acquired companies for periods subsequent to their acquisitions.

      The income tax benefit consists of a current state benefit of $26,202 for the period ended September 30, 2004.

      The following table reconciles the differences between the statutory federal income tax rate (34%) and the effective tax rate for the years ended September 30, 2004:

	September 30, 2004
	Tax Expense (Benefit)	% of Pretax Income

Tax benefit at U.S. statutory rate	$128,521	34%
Increase (decrease) in taxes resulting from:	—	—
Nondeductible permanent differences	42,516	11%
State taxes, net of federal taxes	—	—
Valuation allowance	(197,239)	(32%	)

Income tax provision (benefit) effective rate	$(26,202)	(7%	)

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2004

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets and liabilities at September 30, 2004, are comprised of the following:

September 30, 2004

Deferred tax assets:
Net operating loss carryforwards	$5,071,968
Intangible assets	3,728,033
Accrued expenses	85,688
Allowance for doubtful accounts	78,027
Fixed assets	13,670

Total deferred tax assets	$8,977,386

Deferred tax liabilities:
Other	2,167

Total net deferred tax assets	8,975,219
Less: valuation allowance	(8,975,219)

Net deferred tax asset	$—

      The Company has net operating loss carryforwards of $11,973,495 for federal income tax purposes at September 30, 2004, which, if not utilized, will expire in 2020 through 2024.

      The Company has recorded a valuation allowance for the full amount of deferred tax assets in light of its operating loss since its inception and the uncertainty regarding the realization of the net deferred tax assets.

Note 4—Credit Facilities

Notes Payable

      The Company has a note payable with a financial institution totaling $22,485 at September 30, 2004. The note bears interest at competitive market rates, requires monthly payments and matures in 2005. Interest expense totaled $812 for the period ended September 30, 2004.

Accounts Receivable Credit Arrangement

      In February 2002, the Company entered into a purchase and sale agreement (the “Agreement”) with a bank which permits the Company to sell and/or assign trade receivables to the bank for financing purposes. Generally, the bank will advance 80% of the face amount of the receivable, and fund the remaining portion, net of financing fees, when the customer remits payment. As of September 30, 2004, the Company had no balance outstanding under the Agreement. If at any time there is an amount outstanding under the Agreement, such obligation would be secured by the assets of the Company. In addition, the Company would be required to repurchase any receivable which extends beyond 90 days from the date of sale or if any dispute arises with respect to the underlying receivable.

Note 5—Leases

      The Company leases office space and computer equipment under noncancelable capital and operating leases with various expiration dates through 2016. The Company leases certain facilities at market rates from certain shareholders who are also employees of the Company. Certain of the operating leases for office space provide for escalating annual rent. Rent expense under operating

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2004

leases for the period ended September 30, 2004, was $600,598, which includes amounts to related parties of $151,332.

      Future minimum lease payments under noncancelable capital and operating leases, together with the present value of the net minimum lease payments, as of September 30, 2004, are as follows:

		Operating Leases
	Capital Leases	Related Party	Third Party	Total
Year Ending
2005	$1,503	$112,780	$528,122	$640,902
2006	—	97,100	568,617	665,717
2007	—	—	489,927	489,927
2008	—	—	187,624	187,624
2009	—	—	144,648	144,648
Thereafter	—	—	1,024,590	1,024,590

Total	1,503	$209,880	$2,943,528	$3,153,408

Less: amount representing interest	(271)

Present value of net minimum lease	1,232
Less: current maturities	(1,232)

Long-term portion	$—

      Assets capitalized under capital leases totaled $76,164 at September 30, 2004. Accumulated amortization for assets capitalized under capital leases totaled $73,671. Amortization of leased assets is included in depreciation and amortization expense.

Note 6—Shareholders’ Equity

Preferred Stock

      The Company currently has authorized for issuance an aggregate of 30,000,000 shares of $0.01 par value preferred stock. At September 30, 2004, the following table represents shares of each series of preferred stock, authorized and issued and outstanding:

	Shares Authorized	Shares Issued and Outstanding
Series A-1	6,380,001	6,380,001
Series A-2	11,065,454	11,065,454
Series B	5,066,667	5,066,667
Series B-2	1,298,901	1,298,091
Series B-3	2,887,369	2,887,369
Series B-4	264,427	264,427
Series C	1,333,333	1,333,333
Unallocated shares	1,704,658	—

	30,000,000	28,295,342

      The holders of preferred stock have various rights and preferences as follows:

Voting—Each share of preferred stock has voting rights equal to an equivalent number of shares of common stock, into which it is convertible, and votes together as one class with the common stock subject to a Series A-1 and A-2 preferred stock class vote for certain actions. The Series A-1 and A-2 preferred stock voting as a single class, and excluding all other classes, has the right to elect four of seven members of the board of directors.

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2004

Dividends—Holders of Series A-1, A-2, B, B-2, B-3, and B-4 convertible preferred stock are entitled to receive noncumulative dividends in preference to holders of common stock and Series C preferred stock when and if declared by the board of directors based on the number of shares of common stock held on an as-if-converted basis. Holders of Series C convertible preferred stock are entitled to receive noncumulative dividends in preference to holders of common stock (but subordinate to holders of Series A-1, A-2, B, B-2, and B-3 preferred stock) when and if declared by the board of directors based on the number of shares of common stock held on an as-if-converted basis. No dividends on convertible preferred stock or common stock have been declared by the board for the period ended September 30, 2004.

Liquidation—Upon any liquidation, dissolution or winding up of the Company, the holders of Series A-2 preferred stock pari passu with the holders of Series B-4 preferred stock, before any other class of stock, are entitled to be paid out of the assets of the Company an amount equal to the original issue price plus all declared but unpaid dividends. Similarly, upon any liquidation, dissolution, or winding up of the Company, the holders of Series A-1, B, B-2, and B-3 preferred stock, before the holders of Series C preferred stock (but subordinate to Series A-2 and B-4 preferred stock), are entitled to be paid out of the assets of the Company an amount equal to the original issue price plus all declared but unpaid dividends. Similarly, upon any liquidation, dissolution, or winding up of the Company, the holders of Series C preferred stock, before the holders of common stock (but subordinate to Series A-1, A-2, B, B-2, B-3, and B-4 preferred stock), are entitled to be paid out of the assets of the Company an amount equal to the original issue price plus all declared but unpaid dividends. At the option of the preferred shareholders, a liquidating event can include the following: any merger, consolidation, business combination, reorganization, or recapitalization of the Company in which the shareholders of the Company immediately prior to such transaction own less than 50% of the Company’s voting power immediately following the transaction.

Conversion—Each share of preferred stock is convertible, at the option of the holder, into the number of shares of common stock as determined by the then effective conversion ratio (1:1 as of September 30, 2004). Each share of preferred stock automatically converts into the number of shares of common stock into which such shares are convertible at the then-effective conversion ratio upon the closing of a public offering of common stock at a per share price of at least $8.25 per share with gross proceeds of at least $30,000,000.

Warrants to Purchase Common Stock

      As of September 30, 2004, the Company has outstanding warrants to purchase 1,659,818 shares of common stock for $0.01 per share at any time up to the date of the closing of a public offering of common stock at a per share price of at least $8.25 per share with gross proceeds of at least $30,000,000. The warrants were recorded at their fair market value at the time of issuance.

      The Company has reserved shares of common stock for issuance as follows at September 30, 2004:

Conversion of preferred stock	$28,295,342
Outstanding common stock warrants	1,659,818
Outstanding common stock options	1,667,632
Shares available for grant under the 2000 stock incentive plan	4,382,643

$36,005,435

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2004

Note 7—Stock Compensation Plans

2000 Stock Incentive Plan

      Under the Company’s 2000 stock incentive plan (the “Plan”), the Company is authorized to issue up to 7,089,625 shares of common stock to directors, employees and consultants. The Plan provides for the issuance of stock purchase rights, restricted stock awards, incentive stock options, and nonstatutory stock options. Options granted generally expire 10 years after the grant date and vest ratably over a five-year period.

      On August 28, 2000, the board of directors approved the issuance of 1,555,750 shares of restricted common stock to certain members of management, of which no shares were forfeited during 2004. The shares have a purchase price of $0.01 per share, are restricted from transfer and are subject to repurchase at $0.01 per share upon termination of employment. These restrictions lapse 20% per year on the anniversary date of the grant until fully vested. These shares of restricted common stock become fully vested upon the occurrence of a change of control (as defined in the Plan) or a qualified initial public offering (as defined in the agreement, as amended, pursuant to which the grants were issued). The Company recorded $1,151,255 of deferred compensation on September 30, 2000, for the difference between the purchase price of the Company’s restricted stock under the Plan and the fair value of the underlying common stock at the time of the grant. Such amount has been presented as a reduction of shareholders’ equity and is being amortized over the vesting period. The Company has recognized no compensation (income) expense related to the amortization of the deferred compensation for these stock grants for the period ended September 30, 2004.

      In November 2000, the Company sold 54,545 shares of Series B-2 convertible preferred stock to an employee in exchange for a note. The note provides for the annual forgiveness of 20% of the outstanding principal and related interest, provided the participant is currently employed. The note is secured by the Series B-2 convertible preferred stock. This transaction has been accounted for as a stock grant, and the related $149,999 of deferred compensation is being amortized ratably over the five-year term of the note. The Company has recognized $9,190 of compensation expense, (which is included in general and administrative expense) related to the amortization of the deferred compensation for this stock grant for the period ended September 30, 2004.

      A summary of the activity under the Plan is as follows for the years ended September 30, 2004:

	September 30, 2004
	Shares	Average
Outstanding at beginning of year	2,077,277	1.53
Granted	—	—
Canceled	(409,645)	2.35

Outstanding at end of period	1,667,632	1.33

Options exercisable at end of period	562,301

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2004

      The following table summarizes information concerning currently outstanding and exercisable options as of September 30, 2004:

	Options
	Outstanding		Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual	Number Exercisable and Vested
$0.10	890,463	8.73	178,093
$1.50	20,500	5.72	16,400
$2.75	531,240	6.37	258,144
$2.85	225,429	6.79	109,664

	1,667,632		562,301

      The fair value of each option grant is estimated on the date of grant using the minimum value option pricing model with the following weighted average assumptions: no dividend yield for all periods, risk-free interest rate of 3.26% in 2003 and 4.74% in 2002, and an expected useful life of seven years.

Note 8—Employee Benefit Plan

      Effective February 1, 2001, the Company formed a new 401(k) plan (the “401k Plan”) which is available to all full-time Company employees who have completed at least six months of service. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 19% of their earnings into the 401k Plan. The Company matches 50% of employees’ contributions not to exceed 6% of employees’ eligible compensation. The Company incurred $137,402 of expenses related to all defined contribution plans for the period ended September 30, 2004.

Note 9—Significant Event

      On September 29, 2004, the Company entered into a Letter of Intent with a potential acquirer to sell all of the assets in operations of the Company for an amount in excess of the carrying amount of the Company’s assets.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
VECTOR GLOBAL SERVICES, INC.

      We have audited the accompanying consolidated balance sheets of Vector Global Services, Inc. (a Delaware corporation), and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vector Global Services, Inc., and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP
February 20, 2004

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,945,034	$4,027,612
Accounts receivable, net of allowance for doubtful accounts of $288,860 and $273,358, respectively	8,095,875	8,032,358
Inventory, net	128,883	467,887
Federal income tax receivable	—	39,432
Prepaid expenses and other current assets	352,785	293,464

Total current assets	13,522,577	12,860,753
Property and equipment, net	1,092,458	1,554,056
Goodwill	4,088,464	4,178,133
Other assets	47,849	54,250

Total assets	$18,751,348	$18,647,192

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,762,929	$3,281,554
Accrued liabilities	1,522,518	1,560,366
Deferred revenue	2,618,815	1,953,055
Current portion of capital lease obligation	9,368	25,638
Current portion of notes payable	—	3,450

Total current liabilities	8,913,630	6,824,063

Long-term liabilities:
Capital lease obligations, less current portion	—	7,453

Total liabilities	8,913,630	6,831,516

Shareholders’ equity:
Convertible preferred stock, $0.01 par value; 30,000,000 shares authorized, 28,295,342 shares issued and outstanding at December 31, 2003 and 2002	282,954	282,954
Common stock, $0.01 par value; 40,000,000 shares authorized, 1,706,017 and 1,899,017 shares issued and outstanding at December 31, 2003 and 2002	17,060	18,990
Additional paid-in capital	59,957,208	60,100,430
Common stock warrants	2,123,139	2,123,139
Deferred stock compensation	(17,250)	(56,751)
Retained deficit	(52,525,393)	(50,653,086)

Total shareholders’ equity	9,837,718	11,815,676

Total liabilities and shareholders’ equity	$18,751,348	$18,647,192

See accompanying notes.

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002
Revenue:
Equipment and software	$31,771,252	$32,423,378
Services	13,560,530	16,815,428
Commissions	769,535	455,077

Total revenues	46,101,317	49,693,883

Expenses:
Cost of equipment and software	26,772,515	27,553,000
Cost of services	7,798,987	8,551,778
Selling expenses	6,393,523	5,970,556
General and administrative expenses	6,222,359	8,321,949
Depreciation and amortization expense	916,441	895,541
Noncash stock compensation	(103,321)	(8,591)

Total expenses	48,000,504	51,284,233

Loss from operations	(1,899,187)	(1,590,350)
Interest income, net	24,795	26,060
Other income, net	2,085	81,601

Net loss before taxes	(1,872,307)	(1,482,689)
Income tax provision	—	(15,813)

Net loss from continuing operations	(1,872,307)	(1,498,502)
Loss from operations of discontinued business component (net of income taxes of $-0-)	—	(1,103,972)

Net loss before cumulative effect of change in accounting principle	(1,872,307)	(2,602,474)
Cumulative effect of change in accounting principle (net of taxes of $-0-)	—	(27,671,227)

Net loss	$(1,872,307)	$(30,273,701)

See accompanying notes.

VECTOR GLOBAL SERVICES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Common Stock Warrants	Preferred Stock Pending Issuance	Deferred Stock Compensation	Subscriptions Receivable	Retained Deficit	Total
Balance, December 31, 2001 (unaudited)	27,562,232	$275,623	2,222,417	$22,224	$58,257,714	$2,123,139	$2,089,363	$(287,476)	$—	$(20,379,385)	$42,101,202
Issuance of Series B-3 and B-4 preferred stock on January 31, 2002	733,110	7,331	—	—	2,082,032	—	(2,089,363)	—	—	—	—
Forfeiture of common stock grants	—	—	(323,400)	(3,234)	(239,316)	—	—	239,316	—	—	(3,234)
Amortization of deferred compensation	—	—	—	—	—	—	—	(8,591)	—	—	(8,591)
Net loss	—	—	—	—	—	—	—	—	—	(30,273,701)	(30,273,701)

Balance, December 31, 2002	28,295,342	282,954	1,899,017	18,990	60,100,430	2,123,139	—	(56,751)	—	(50,653,086)	11,815,676
Forfeiture of common stock grants	—	—	(193,000)	(1,930)	(143,222)	—	—	142,822	—	—	(2,330)
Amortization of deferred compensation	—	—	—	—	—	—	—	(103,321)	—	—	(103,321)
Net loss	—	—	—	—	—	—	—	—	—	(1,872,307)	(1,872,307)

Balance, December 31, 2003	28,295,342	$282,954	1,706,017	$17,060	$59,957,208	$2,123,139	$—	$(17,250)	$—	$(52,525,393)	$9,837,718

See accompanying notes.

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002
Operating activities
Net loss	$(1,872,307)	$(30,273,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	916,441	895,541
Cumulative effect of accounting change	—	27,671,227
Stock compensation	(103,321)	(8,591)
Deferred income tax provision	—	293,112
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(65,847)	(629,610)
Inventory	339,004	226,360
Other current assets	(19,889)	1,416,095
Other noncurrent assets	6,401	(44,623)
Accounts payable	1,481,375	(519,816)
Other accrued liabilities	717,581	(513,127)

Net cash provided by (used in) operating activities	1,399,438	(1,487,133)
Investing activities
Purchase of property and equipment	(454,843)	(520,844)

Net cash used in investing activities	(454,843)	(520,844)
Financing activities
Repayment on notes payable	(3,450)	(19,538)
Repayment of capital lease obligation	(23,723)	(21,080)

Net cash used in financing activities	(27,173)	(40,618)

Net increase (decrease) in cash	917,422	(2,048,595)
Cash and cash equivalents, beginning of year	4,027,612	6,076,207

Cash and cash equivalents, end of year	$4,945,034	$4,027,612

Supplemental disclosure of non-cash activities:
Forgiveness of receivables to officers for forfeited stock grants	$2,330	$3,234

Reduction of preacquisition contingencies	$89,669	$—

See accompanying notes.

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1. Organization and Summary of Significant Accounting Policies

Organization

      Vector Global Services, Inc. and subsidiaries (collectively, the “Company”) is a leading information technology integrator in the United States focused on the secure deployment of network and application infrastructure. The Company provides information system integration services and sells the related hardware and software products through its operating subsidiary, Vector ESP, Inc. The Company was incorporated under the laws of the state of Delaware on March 3, 2000, and is headquartered in Houston, Texas.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of cash on deposit with a bank and money market accounts that are stated at cost, which approximates fair value.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and accounts receivable. Sales to the Company’s customers, which are primarily located in the United States, are generally made on an open account. The Company performs initial and periodic credit evaluations of its significant customers and generally does not require collateral. Losses related to receivables have not been significant.

      The Company maintains cash deposits in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts and does not currently believe it is exposed to any significant credit risk related to its cash and cash equivalents.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, which include accounts receivable and accounts payable, approximate their fair values at December 31, 2003 and 2002.

Inventory

      Inventory, consisting of computer hardware and software held for resale, is recorded at the lower of cost or market. Cost is determined using the specific identification and first-in, first-out methods.

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2003

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Office furniture and equipment	5–7 years
Computer equipment	3–5 years
Software	3 years
Vehicles	5 years
Leasehold improvements	1–5 years

Income Taxes

      The Company accounts for its income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Revenue Recognition

      Revenue from the resale of computer hardware and software is recorded upon shipment or upon installation when required under contract terms. The related shipping and handling costs for delivery of hardware and software are included in cost of equipment and software on the accompanying consolidated statements of operations.

      The Company also generates revenue from consulting services, implementation services, training, and postcontract support. Revenue from consulting and implementation services is recognized as the services are provided. Revenue from customer training and education is recognized at the date the services are performed. Revenue from postcontract support, i.e., telephone support, is recognized ratably over the period the support is provided.

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Deferred compensation is amortized and expensed in accordance with the graded vesting approach provided for in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company accounts for stock issued to nonemployees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. The Company uses the Black-Scholes option pricing model to value options granted to nonemployees. The related expense is recorded over the period in which the related services are received.

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2003

      The following table illustrates the effect on net loss if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in each period:

	Year Ended December 31,
	2003	2002

Net loss, as reported	$(1,872,307)	$(30,273,701)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	227,236	(276,487)

Pro forma net loss	$(1,645,071)	$(30,550,188)

Impairment of Long-Lived Assets

      Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Goodwill

      Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired. Prior to 2002, goodwill was amortized on a straight-line basis over three years. As further discussed in Note 3, effective January 1, 2002, goodwill is no longer subject to scheduled amortization, but is subjected to an annual impairment test. There was no impairment of goodwill in 2003.

Reportable Segments

      SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for disclosures about operating segments, products and services, geographical areas and major customers. The Company is organized and operates as one reportable segment, providing server-based computing services. The Company operates in one geographic area, the United States.

Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the results of the Company’s operations and financial position.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, which addresses accounting for restructuring, discontinued operation, plant

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2003

closing, or other exit or disposal activity. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company’s financial position and results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options. The additional disclosures required under SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and have been provided in Note 1.

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items and, if the arrangement includes a general right of return, performance of the undelivered item is considered probable and substantially in the Company’s control. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial statements.

2. Property and Equipment

      The Company’s property and equipment was comprised of the following as of December 31:

	2003	2002

Office furniture and equipment	$467,388	$456,470
Computer equipment	1,972,980	1,790,751
Software	997,635	738,889
Vehicles	27,130	23,636
Leasehold improvements	109,903	106,423

	3,575,036	3,116,169
Less: accumulated depreciation	(2,482,578)	(1,562,113)

Property and equipment, net	$1,092,458	$1,554,056

3. Goodwill

      Effective January 1, 2002, the Company adopted SFAS No. 142, which requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. In addition to discontinuing the regular charge, or amortization, of goodwill against income, the new standard also introduces more rigorous criteria for determining how much goodwill should be reflected as an asset in a company’s balance sheet.

      To perform the transitional impairment testing required by SFAS No. 142 under its new, more rigorous impairment criteria, the Company broke its operations into “reporting units,” as prescribed by the new standard, and tested each of these reporting units for impairment by comparing the unit’s fair value to its carrying value. The fair value of each reporting unit was

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2003

estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted-average cost of capital, and estimates of market valuations for each of the reporting units.

      As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard’s new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in the Company’s statement of operations. The resulting non-cash charge was $27,671,227.

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002 are as follows:

	2003	2002

Goodwill balance as of January 1	$4,178,133	$31,780,514 (a)
Adjustments to preliminary purchase price allocation	(89,669)	80,811
Impairment adjustment	—	(27,671,227)
Goodwill related to discontinuation of operations	—	(11,965)

Goodwill balance as of	$4,088,464	$4,178,133

(a)	A portion of this goodwill balance is included in assets related to discontinued operations in the Company’s consolidated balance sheet.

4. Income Taxes

      The Company will file a consolidated federal income tax return which includes the operations of the acquired companies for periods subsequent to their acquisitions.

      The income tax provision consists of the following for the years ended December 31, 2003 and 2002:

	2003	2002

Current:
Federal	$—	$13,753
State	—	2,060
Deferred:
Federal	—	—
State	—	—

	$—	$15,813

      The following table reconciles the differences between the statutory federal income tax rate (34%) and the effective tax rate for the years ended December 31:

	2003		2002
	Tax Expense (Benefit)	Percent of Pretax Loss	Tax Expense (Benefit)	Percent of Pretax Loss

Tax benefit at U.S. statutory rate	$(636,584)	(34)%	$(504,114)	(34)%
Increase (decrease) in taxes resulting from:
Nondeductible permanent differences	(10,681)	(1)	28,933	2
State taxes, net of federal taxes	—	—	2,140	—
Valuation allowance	647,265	35	488,854	33

Income tax provision effective rate	$—	—%	$15,813	1%

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2003

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax assets and liabilities at December 21, 2003 and 2002, are comprised of the following:

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$4,983,205	$3,740,273
Intangible assets	4,016,225	4,429,057
Accrued expenses	120,931	210,910
Deferred revenue	—	34,058
Allowance for doubtful accounts	113,897	107,785

Total deferred tax assets	9,234,258	8,522,083

Deferred tax liabilities:
Fixed assets	59,633	11,595
Other	2,167	330

Total deferred tax liabilities	61,800	11,925
Less: valuation allowance	9,172,458	8,510,158

Net deferred tax asset	$—	$—

      The Company had federal and state net operating loss carryovers for income tax purposes of $11,712,424 and $12,177,375 at December 31, 2003, respectively, which, if not utilized, the federal net operating loss carryovers will expire in 2020 through 2023.

      The Company has recorded a valuation allowance for the full amount of deferred tax assets in light of its operating loss since its inception and the uncertainty regarding the realization of the net deferred tax assets.

5. Credit Facilities

Accounts Receivable Credit Arrangement

      In February 2002, the Company entered into a purchase and sale agreement (the “Agreement”) with a bank which permits the Company to sell and/or assign trade receivables to the bank for financing purposes. Generally, the bank will advance 80% of the face amount of the receivable up to $10.0 million, and fund the remaining portion, net of financing fees, when the customer remits payment. As of December 31, 2003 and 2002, the Company had $-0- outstanding under the Agreement. If at any time there is an amount outstanding under the Agreement, such obligation would be secured by the assets of the Company. In addition, the Company would be required to repurchase any receivable which extends beyond 90 days from the date of sale or if any dispute arises with respect to the underlying receivable. Interest and financing fees totaled $1,224 in 2003 and $1,829 in 2002.

6. Leases

      The Company leases office space and computer equipment under noncancelable capital and operating leases with various expiration dates through 2016. The Company leases certain facilities at market rates from the former owners of acquired companies, who are shareholders of and continue to be employed by the Company. Certain of the operating leases for office space provide for escalating yearly rent. Rent expense under operating leases for the years ended December 31,

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2003

2003 and 2002, was $1,074,272 and $1,068,345, respectively, which includes amounts to related parties of $219,530 and $237,088, respectively.

      Future minimum lease payments under noncancelable capital and operating leases, together with the present value of the net minimum lease payments, as of December 31, 2003, are as follows:

		Operating Leases
	Capital Leases	Related Party	Third Party	Total

Year ending:
2004	$9,774	$109,519	$319,564	$429,083
2005	—	114,112	292,002	406,114
2006	—	67,970	292,136	360,106
2007	—	—	194,603	194,603
2008	—	—	144,648	144,648
Thereafter	—	—	1,133,076	1,133,076

Total	9,774	$291,601	$2,376,029	$2,667,630

Less: amount representing interest	(406)

Present value of net minimum lease payments	9,368
Less: current maturities	(9,368)

Long-term portion	$—

      Assets capitalized under capital leases totaled $78,577 at December 31, 2003 and 2002. Accumulated amortization for assets capitalized under capital leases totaled $66,357 and $43,205 at December 31, 2003 and 2002, respectively. Amortization of leased assets is included in depreciation and amortization expense.

7. Shareholders’ Equity

Preferred Stock

      The Company currently has authorized for issuance an aggregate of 30,000,000 shares of $0.01 par value preferred stock. At December 31, 2003, the following numbers of shares of each series of preferred stock were authorized and were issued and outstanding:

	Shares Authorized	Shares Issued and Outstanding

Series A-1	6,380,001	6,380,001
Series A-2	11,065,454	11,065,454
Series B	5,066,667	5,066,667
Series B-2	1,298,091	1,298,091
Series B-3	2,887,369	2,887,369
Series B-4	264,427	264,427
Series C	1,333,333	1,333,333
Unallocated shares	1,704,658	—

	30,000,000	28,295,342

      The holders of preferred stock have various rights and preferences as follows:

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2003

a. Voting—Each share of preferred stock has voting rights equal to an equivalent number of shares of common stock, into which it is convertible, and votes together as one class with the common stock subject to a Series A-1 and A-2 preferred stock class vote for certain actions. The Series A-1 and A-2 preferred stock voting as a single class, and excluding all other classes, has the right to elect four of seven members of the board of directors.
b. Dividends—Holders of Series A-1, A-2, B, B-2, B-3, and B-4 convertible preferred stock are entitled to receive noncumulative dividends in preference to holders of common stock and Series C preferred stock when and if declared by the board of directors based on the number of shares of common stock held on an as-if-converted basis. Holders of Series C convertible preferred stock are entitled to receive noncumulative dividends in preference to holders of common stock (but subordinate to holders of Series A-1, A-2, B, B-2, B-3, and B-4 preferred stock) when and if declared by the board of directors based on the number of shares of common stock held on an as-if converted basis. No dividends on convertible preferred stock or common stock have been declared by the board for the years ended December 31, 2003 and 2002.
c. Liquidation—Upon any liquidation, dissolution, or winding up of the Company, the holders of Series A-2 preferred stock pari passu with the holders of Series B-4 preferred stock, before any other class of stock, are entitled to be paid out of the assets of the Company an amount equal to the original issue price plus all declared but unpaid dividends. Similarly, upon any liquidation, dissolution, or winding up of the Company, the holders of Series A-1, B, B-2, and B-3 preferred stock, before the holders of Series C preferred stock (but subordinate to Series A-2 and B-4 preferred stock), are entitled to be paid out of the assets of the Company an amount equal to the original issue price plus all declared but unpaid dividends. Similarly, upon any liquidation, dissolution, or winding up of the Company, the holders of Series C preferred stock, before the holders of common stock (but subordinate to Series A-1, A-2, B, B-2, B-3, and B-4 preferred stock), are entitled to be paid out of the assets of the Company an amount equal to the original issue price plus all declared but unpaid dividends. At the option of the preferred shareholders, a liquidating event can include the following: any merger, consolidation, business combination, reorganization, or recapitalization of the Company in which the shareholders of the Company immediately prior to such transaction own less than 50% of the Company’s voting power immediately following the transaction.
d. Conversion—Each share of preferred stock is convertible, at the option of the holder, into the number of shares of common stock as determined by the then-effective conversion ratio (1:1 as of December 31, 2003). Each share of preferred stock automatically converts into the number of shares of common stock into which such shares are convertible at the then-effective conversion ratio upon the closing of a public offering of common stock at a per share price of at least $8.25 per share with gross proceeds of at least $30,000,000.

Warrants to Purchase Common Stock

      As of December 31, 2003, the Company has outstanding warrants to purchase 1,659,818 shares of common stock for $0.01 per share at any time up to the date of the closing of a public offering of common stock at a per share price of at least $8.25 per share with gross proceeds of at least $30,000,000. The warrants were recorded at their fair market value at the time of issuance.

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2003

Shares Reserved for Future Issuance

      The Company has reserved shares of common stock for issuance as follows at December 31, 2003:

Conversion of preferred stock	28,295,342
Outstanding common stock warrants	1,659,818
Outstanding common stock options	2,077,277
Shares available for grant under the 2000 stock incentive plan	3,972,998

36,005,435

8. Stock Compensation Plans

2000 Stock Incentive Plan

      Under the Company’s 2000 stock incentive plan (the “Plan”), the Company is authorized to issue up to 7,089,625 shares of common stock to directors, employees and consultants. The Plan 8. Stock Compensation Plans provides for the issuance of stock purchase rights, restricted stock awards, incentive stock options, and nonstatutory stock options. Options granted generally expire ten years after the grant date and vest ratably over a five-year period.

      On August 28, 2000, the board of directors approved the issuance of 1,555,750 shares of restricted common stock to certain members of management. The shares have a purchase price of $0.01 per share, are restricted from transfer and are subject to repurchase at $0.01 per share upon termination of employment. These restrictions lapse 20% per year on the anniversary date of the grant until fully vested. These shares of restricted common stock become fully vested upon the occurrence of a change of control (as defined in the Plan) or a qualified initial public offering (as defined in the agreement, as amended, pursuant to which the grants were issued). The Company recorded $1,151,255 of deferred compensation on December 31, 2000, for the difference between the purchase price of the Company’s restricted stock under the Plan and the fair value of the underlying common stock at the time of the grant. Such amount has been presented as a reduction of shareholders’ equity and is being amortized over the vesting period. During 2003 and 2002, respectively, 193,000 and 323,400 shares of the restricted stock grants were forfeited. The Company has recognized $125,152 and $44,591 of compensation income related to the amortization of the deferred compensation for these stock grants for the years ended December 31, 2003 and 2002, respectively, as a result of the difference in the vesting period of the options compared to the amount of compensation expense previously recognized using the graded vesting approach of FASB Interpretation No. 28 (see Note 1).

      In November 2000, the Company sold 54,545 shares of Series B-2 convertible preferred stock to an employee in exchange for a note. The note provides for the annual forgiveness of 20% of the outstanding principal and related interest, provided that employment is continuing. The note is secured by the Series B-2 convertible preferred stock. This transaction has been accounted for as a stock grant, and the related $149,999 of deferred compensation is being amortized ratably over the five-year term of the note. The Company has recognized $21,831 and $36,000 of compensation expense related to the amortization of the deferred compensation for this stock grant for the years ended December 31, 2003 and 2002, respectively.

VECTOR GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2003

      A summary of the activity under the Plan is as follows for the years ended December 31, 2003 and 2002:

	2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year:	2,437,662	$2.75	3,484,117	$2.76
Granted	1,132,793	0.10	300,000	2.85
Canceled	(1,493,178)	2.44	(1,346,455)	2.79

Outstanding at end of year	2,077,277	1.53	2,437,662	2.75

Options exercisable at end of year	437,148		523,414

      The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2003:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable and Vested

$0.10	954,547	9.48	—
1.50	34,000	6.47	20,400
2.75	651,560	7.12	200,024
2.85	437,170	7.55	216,724

	2,077,277		437,148

      The weighted-average fair value of the options granted at grant date was $0.02 and $0.80 per share for 2003 and 2002, respectively. The exercise price for all of the options granted in 2003 and 2002 was equal to the estimated fair value of the underlying common stock. The fair value of each option grant is estimated on the date of grant using the minimum value option pricing model with the following weighted-average assumptions: no dividend yield for all periods, risk-free interest rate of 3.36% in 2003 and 4.74% in 2002, and an expected useful life of seven years.

9. Employee Benefit Plan

      The Company has a 401(k) plan (the “401k Plan”) which is available to all full-time Company employees who have completed at least six months of service. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 60% of their earnings into the 401k Plan. The Company matches 50% of employees’ contributions not to exceed 6% of employees’ eligible compensation. The contribution plans for the years ended December 31, 2003 and 2002, respectively.

10. Discontinued Operations

      On May 30, 2002, due to poor operating performance, the Company decided to discontinue operations in Philadelphia. The assets and liabilities primarily As of December 31, 2002, the Company had liquidated all assets and liabilities for the Philadelphia operations. Due to the nature of the assets and their recent acquisition, the liquidation value on disposal approximated their carrying value. The revenues and pre-tax loss for the discontinued operations were as follows for the year ended December 31, 2002:

2002

Revenue	$1,420,072
Pre-tax loss	$(1,103,972)

      Included in the 2002 pretax loss from operations was approximately $11,965 of goodwill that has been written off.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
INFO SYSTEMS, INC.

      We have audited the accompanying balance sheet of Info Systems, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Info Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GUNNIP & COMPANY LLP
Wilmington, Delaware

March 17, 2005

INFO SYSTEMS, INC.
BALANCE SHEET
December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets
Cash	$586,869	$1,076
Accounts receivable
Trade, net of allowance for doubtful accounts of $325,004 and $379,307 in 2004 and 2003, respectively	8,761,574	8,637,907
Inventories	427,258	745,888
Prepaid expenses and other current assets	244,986	94,751
Deferred income taxes	166,462	306,869
Income taxes receivable	0	7,059

Total current assets	10,187,149	9,793,550
Amounts due from shareholders	102,593	95,565
Property and equipment, net	361,845	391,427
Goodwill	286,246	286,246
Other assets	12,165	16,083

	$10,949,998	$10,582,871

LIABILITIES
Current liabilities
Line of credit	$0	$56,584
Accounts payable—trade	6,154,166	6,355,272
Accrued expenses	1,845,734	1,635,275
Customer deposits	10,750	14,525
Deferred revenue	493,157	594,264
Current portion of notes payable	220,371	202,858
Income taxes payable	174,378	0

Total current liabilities	8,898,556	8,858,778
Long-term liabilities
Notes payable, less current portion	460,510	630,290

Total liabilities	9,359,066	9,489,068
STOCKHOLDERS' EQUITY
Common stock, no par value	5,105	5,105
Preferred stock, $1,000 par value	600,000	600,000
Paid-in capital	85,907	85,907
Retained earnings	1,811,920	1,314,791
Treasury stock, at cost	(912,000)	(912,000)

Total stockholders' equity	1,590,932	1,093,803

	$10,949,998	$10,582,871

See accompanying notes to financial statements.

INFO SYSTEMS, INC.
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2004 and 2003

	2004	2003
Revenues
Service, net	$19,636,055	$16,809,559
Product, net	38,723,906	40,546,270

Total	58,359,961	57,355,829
Cost of sales	46,474,060	46,737,412

Gross profit from sales	11,885,901	10,618,417

Operating expenses
Compensation and related benefits	6,755,982	6,608,715
General and administrative	2,417,488	2,280,401
Sales and marketing	1,613,914	1,485,703
Depreciation and amortization	185,853	295,855

Total operating expenses	10,973,237	10,670,674

Income (loss) from operations	912,664	(52,257)
Interest expense	(56,922)	(37,120)

Income (loss) before income taxes	855,742	(89,377)
Provision for income taxes	358,613	49,134

Net income (loss)	$497,129	$(138,511)

See accompanying notes to financial statements.

INFO SYSTEMS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004 and 2003

	Common Stock No Par Value 100 Shares Authorized 100 Shares Issued, 75 Shares Outstanding		Preferred Stock $1,000 Par Value 1,500 Shares Authorized		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2002	75.000	$5,105	600	$600,000	25.000	$(912,000)	$85,907	$1,453,302	$1,232,314
Net Loss								(138,511)	(138,511)

Balance, December 31, 2003	75.000	5,105	600	600,000	25.000	(912,000)	85,907	1,314,791	1,093,803
Net Income								497,129	497,129

Balance, December 31, 2004	75.000	$5,105	600	$600,000	25.000	$(912,000)	$85,907	$1,811,920	$1,590,932

See accompanying notes to financial statements.

INFO SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003

	2004	2003
Operating activities
Net income (loss)	$497,129	$(138,511)
Noncash items included in net income (loss)
Depreciation and amortization	185,853	295,855
Provision for losses on accounts receivable	(54,303)	7,541
Deferred income taxes	140,407	(6,010)
Net change in accounts receivable	(69,364)	(2,144,346)
Net change in inventories	318,630	135,389
Net change in other current assets, net	(150,204)	317,830
Net change in other assets	3,918	2,273
Net change in accounts payable	(201,106)	2,471,833
Net change in deferred revenue	(101,107)	(239,443)
Net change in accrued expenses	381,062	(92,011)
Loss from sale of equipment	3,244	6,428

Net cash flow from operating activities	954,159	616,828

Investing activities
Purchases of property and equipment	(47,060)	(97,561)

Net cash flow used by investing activities	(47,060)	(97,561)

Financing activities
Net repayments under line of credit agreement	(56,584)	(874,772)
Principal payments on capital leases obligations	0	(28,153)
Principal payments on notes payable	(264,722)	(197,818)

Net cash flow used by financing activities	(321,306)	(1,100,743)

Net change in cash	585,793	(581,476)
Cash, beginning of year	1,076	582,552

Cash, end of year	$586,869	$1,076

Cash paid for
Interest	$56,922	$75,129

Income taxes	$35,800	$3,000

Schedule of noncash investing and financing activities
Purchase of property and equipment financed by notes payable	$112,455	$39,467

Repayment of debt through trade-in of property and equipment	$0	$17,530

See accompanying notes to financial statements.

INFO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Company activities and significant accounting policies

Company Activities

      Info Systems, Inc. (“the Company”) is an information technology management and consulting company. The business is to assess, design, integrate and manage technologies and resources that relate directly to the way voice, data, and video are distributed, stored, managed, and secured. Offerings include consulting, infrastructure solutions, managed services, staffing augmentation and telecommunications, as well as related equipment sales. The Company has offices located in Delaware, Pennsylvania and Maryland.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories principally consist of computer hardware and software for resale, and computer parts and supplies. Inventories are stated net of an allowance for obsolete inventory of $40,512 and $53,529 in 2004 and 2003, respectively.

Property and Equipment

      Property and equipment is recorded at cost. Depreciation, which includes amortization of assets under capital leases, is provided using a straight-line method over the estimated useful lives of the respective assets which are generally three to seven years.

      Renewals and improvements are capitalized. Normal maintenance and repairs are charged to income as incurred.

Concentrations of Credit Risk and Major Customer

Credit Risk

      Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally cash and accounts receivable.

      Cash deposits are maintained in a highly rated financial institution within the Company’s operating area. Management continually monitors the financial strength of the institution to minimize its risk. The maximum loss that would have resulted from that risk totaled $991,750 at December 31, 2004 and $0 at December 31, 2003, representing the excess of the deposit liabilities reported by the institution over the amounts that would have been covered by federal insurance.

      Accounts receivable represent unsecured credit sales. Economic conditions in this industry have a direct effect on the Company’s operations. The collectibility of these accounts is periodically reviewed by management, and an allowance for doubtful accounts is maintained.

Major Customer

      Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and

INFO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

generally does not require collateral. Revenues to one customer represented 22% of total revenues during 2004 and one customer represented 22% of total revenues during 2003. Accounts receivable from the customer represented 6% of the accounts receivable balance at December 31, 2004 and accounts receivable from the customer represented 15% of the accounts receivable balance at December 31, 2003.

Revenue Recognition

      Revenue from sales of computer equipment and related software products is recognized upon shipment. Revenue from service contracts is recognized over the term of the respective contracts. Revenue from design and installation projects, which are usually of short-term duration, is recognized upon completion of the installation. Revenue from staff augmentation and consulting projects is recognized during the period the project is performed. Included in deferred revenue are amounts billed and received on staff augmentation, telecommunications and consulting projects which will be earned in subsequent periods. Deferred revenue also represents the unamortized portion of service contract revenue also recognized ratably over the term of the contract.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense was $62,464 and $23,657 during the years ended December 31, 2004 and 2003, respectively.

Impairment of Goodwill

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. In accordance with FAS No. 142, Goodwill and Other Intangible Assets, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the operating unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of an operating unit with its book value, including goodwill. If the fair value of the operating unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded.

      Based on the impairment tests performed, the value of goodwill recorded was deemed not impaired at December 31, 2004 and 2003.

Note 2. Amounts Due from Shareholders

      Amounts due from shareholders represent unsecured, non-interest bearing advances, and are due on demand. Outstanding advances totaled $102,593 at December 31, 2004 ($95,565 in 2003).

INFO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3. Property and Equipment

      Property and equipment consist of the following:

	2004	2003

Office equipment	$700,400	$2,114,220
Software	465,103	475,543
Vehicles	373,073	378,055
Leasehold improvements	306,406	330,508
Machinery and equipment	11,200	11,200

	1,856,182	3,309,526
Less accumulated depreciation and amortization	1,494,337	2,918,099

	$361,845	$391,427

Note 4. Short-term Borrowings

      The Company has a credit facility with its bank that is effective through September 2005 and is renewable annually. This credit facility, as amended, has a maximum borrowing availability of $12,000,000. At December 31, 2004 and 2003, there were $0 and $56,584 outstanding on this facility. The available borrowings on this facility were reduced by a $6,000,000 irrevocable letter of credit related to the Company’s inventory credit facility. This agreement bears interest at the bank’s prime rate of 5.25% and 4.00% at December 31, 2004 and 2003, respectively. The credit facility is for working capital purposes and borrowings at any point in time are limited based on eligible assets of the Company. Borrowings under the credit facility are secured by substantially all of the assets of the Company. The credit facility is personally guaranteed by the majority stockholder of the Company.

      The Company also has a $6,000,000 floor plan credit facility with another bank available for eligible inventory purchases (“inventory facility”) which extends the Company’s trade payment terms with certain vendors. At December 31, 2004 and 2003, accounts payable includes $1,827,544 and $2,045,863 related to these inventory purchases. The inventory facility is guaranteed by the letter of credit referenced above.

Note 5. Notes Payable

      Notes payable are summarized as follows:

	2004	2003
Note payable to shareholder (amended in March 2001), interest at 7% per annum, monthly principal and interest payments of $11,000 through March 2009. The note is secured by 25 shares of the Company’s common stock. Interest expense for the year ended December 31, 2004 was $37,505 ($43,875 in 2003).	$484,053	$578,548
Note payable to bank, interest at prime plus .5% (5.75%), monthly principal and interest payments of $8,300 through February 2006. The note is secured by substantially all of the assets of the Company and is guaranteed by the majority stockholder.	71,893	165,648
Note payable to bank, interest at prime (5.25%) per annum; monthly principal and interest payments of $1,936 through July 2006. The note is secured by an automobile.	35,504	44,500
Notes payable to banks, with interest ranging from 4.9% to 8.09%, maturing from March 2005 to August 2008. The notes are generally secured by automobiles and certain of the notes are guaranteed by the majority stockholder.	89,431	44,452

	680,881	833,148
Less current portion	220,371	202,858

	$460,510	$630,290

INFO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

      Principal repayments on long-term debt are summarized as follows:

2005	$220,371
2006	147,053
2007	142,964
2008	137,858
2009	32,635

$680,881

Note 6. Income taxes

      The components of the Company’s net deferred income tax asset are as follows:

	2004	2003
Allowance for doubtful accounts	$130,002	$151,723
Inventory reserves and uniform capitalization costs	21,381	30,256
Goodwill	(25,211)	(16,807)
Net operating loss	0	18,624
Depreciation expense	(13,905)	47,998
Other	54,195	75,075

Total deferred income taxes	$166,462	$306,869

      The provision (benefit) for income taxes is as follows:

	2004	2003
Current:
Federal	$190,768	$35,096
State	27,438	20,048

	218,206	55,144
Deferred:
Federal	115,694	(12,243)
State	24,713	6,233

	140,407	(6,010)

Total	$358,613	$49,134

      The provision for income taxes differs from the statutory U.S. Federal rate due to state income taxes and certain nondeductible items. A valuation allowance has not been established as management believes it is more likely than not the deferred tax asset will be realized.

Note 7. Commitments

      The Company leases office and warehouse space from a partnership which is 83% owned by current and past shareholders of the Company which, based on its terms, is classified for financial statement purposes as an operating lease. The lease expires in April 2012, requires minimum annual rent payments and is subject to adjustment at the end of each lease year based on the consumer price index for the prior twelve-month period. Rent expense under this lease, including base rental adjustments, was $186,516 in 2004 and $172,879 in 2003.

      The Company had leased equipment under capital lease obligations expiring through November 2003. The equipment is recorded at the present value of minimum lease payments and amortized over its estimated productive life.

INFO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

      Property and equipment includes the following amounts for capitalized leases:

	2004	2003
Equipment cost	$0	$437,766
Less: accumulated amortization	0	393,315

	$0	$44,451

      The Company also leases office space, equipment, and vehicles under various noncancelable operating leases expiring through December 2012. Rent expense under these leases was $379,351 and $538,969 for the years ended December 31, 2004 and 2003, respectively.

      Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows:

Operating Leases
2005	$260,440
2006	239,143
2007	196,002
2008	165,000
2009	165,000
Thereafter	357,500

Total minimum lease payments	$1,383,085

Note 8. Employee Benefit Plan

      The Company sponsors a defined contribution 401(k) plan (Plan) which covers substantially all employees. Employees become eligible upon attaining age 21 and completing six months of service. Employees may elect to contribute up to 15% of their annual compensation up to the maximum allowable under the Internal Revenue Code. The Company pays all administrative costs of the Plan and matches employee contributions up to fifty percent of the first six percent of employee contributions. The Company’s contributions to the Plan were $275,815 and $292,211 for the years ended December 31, 2004 and 2003, respectively.

Note 9. Equity

      The Company has authorized the issuance of 1,500 shares of $1,000 par, 6% cumulative preferred stock, of which 600 shares are outstanding. Cumulative dividends in arrears at December 31, 2004 and 2003 were approximately $216,000 and $182,000, respectively. On March 8, 2005, the Board of Directors declared the dividends for payment.

Note 10. Subsequent Event

      Subsequent to year end, a total of 7.71 shares of common stock were issued to certain employees of the Company as part of their compensation. The stock was issued out of Treasury stock. The total cost of compensation that will be recognized in 2005 for this transaction is $206,018, using the fair value method.

      In 2004, the shareholders of the Company entered into an agreement to sell their stock in the Company to MTM Technologies, Inc. for $8,300,000 in cash plus shares in the acquiring entity valued at $3,200,000. Payment for the stock is subject to the terms of the Stock Purchase Agreement between the Company and MTM Technologies, Inc. The sale was completed on March 11, 2005.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2005	MTM TECHNOLOGIES, INC.

	By:	/S/ FRANCIS J. ALFANO Francis J. Alfano, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ GERALD A. POCH Gerald A. Poch	Chairman of the Board of Directors	June 29, 2005

/S/ FRANCIS J. ALFANO Francis J. Alfano	Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2005

/S/ ALAN SCHWARTZ Alan Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2005

/S/ STEVEN H. ROTHMAN Steven H. Rothman	Executive Vice President and Director	June 29, 2005

/S/ RICHARD R. HEITZMANN Richard R. Heitzmann	Director	June 29, 2005

/S/ CLIFFORD H. FRIEDMAN Clifford H. Friedman	Director	June 29, 2005

/S/ WILLIAM LERNER William Lerner	Director	June 29, 2005

/S/ ALVIN E. NASHMAN Alvin E. Nashman	Director	June 29, 2005

/S/ ARNOLD J. WASSERMAN Arnold J. Wasserman	Director	June 29, 2005

MTM TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2005
EXHIBIT INDEX

Exhibit Number		Description
3.1	—	MTM Technologies, Inc. Restated Certificate of Incorporation. [Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004) filed with the Securities and Exchange Commission on December 13, 2004.]
3.2	—	Amended and Restated By-Laws, as amended. [Incorporated by reference to exhibit 3.1 to the registrant's Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]
4.1	—	Form of warrant certificate issued to Sunrise Securities Corp. [Incorporated by reference to exhibit 4.1 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on November 13, 2000.]
4.2	—	Form of warrant certificate issued to investors in 2000 private placement [Incorporated by reference to exhibit 4.2 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on November 13, 2000.]
4.3	—	Form of Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
4.4	—	Form of the A-4 Notes and A-5 Notes [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
4.5	—	Form of the A-4 Warrants [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2005), filed with the Securities and Exchange Commission on December 13, 2004].
10.1	—	Financing Agreement among the CIT Group/Business Credit, Inc., the Lenders that are parties thereto, MTM Technologies, Inc., and its subsidiaries that are parties thereto, dated as of June 8, 2005. [Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]
10.2	—	Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc. MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005. [Incorporated by reference to exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]
10.3	—	Purchase Agreement, dated January 29, 2004, among Micros-to- Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant's definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]
10.4	—	Purchase Agreement, dated December 7, 2004 by and among MTM Technologies, Inc., Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

10.5	—	Amended and Restated Shareholders' Agreement dated December 21, 2004 by and among, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: December 21, 2004), filed with the Securities and Exchange Commission on December 23, 2004.]
10.6	—	Amended and Restated Registration Rights Agreement dated December 10, 2004 by and among, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, LLP, Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
10.7	—	Asset Purchase Agreement, dated September 17, 2004 by and among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc. [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: September 16, 2004), filed with the Securities and Exchange Commission on September 22, 2004.]
10.8	—	Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc. [Incorporated by reference to exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
10.9	—	Stock Purchase Agreement, dated January 27, 2005, by and among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc. [Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2005) filed with the Securities and Exchange Commission on February 1, 2005].
10.10	—	MTM Technologies, Inc. 2004 Equity Incentive Plan. [Incorporated by reference to Appendix L to the proxy statement contained as part of the Company's definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]
10.11	—	Micros-to-Mainframes, Inc. 2002 Long-Term Incentive Plan. [Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 4, 2005.]
10.12	—	Micros-to-Mainframes, Inc. 2000 Long-Term Incentive Plan. [Incorporated by reference to exhibit 99.B1 to the Company's definitive Schedule 14A, filed with the Securities and Exchange Commission on September 25, 2000.]
10.13	—	Micros-to-Mainframes, Inc. 1998 Stock Option Plan. [Incorporated by reference to exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]
10.14	—	Micros-to-Mainframes, Inc. 1996 Stock Option Plan. [Incorporated by reference to exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]
10.15	—	Micros-to-Mainframes, Inc. Revised 1993 Employee Stock Option Plan. [Incorporated by reference to exhibit 10.2 to Amendment Number 2 to the registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on July 14, 1993.]

10.16	—	Employment Agreement, dated May 21, 2004, between MTM Technologies, Inc. and Francis J. Alfano. [Incorporated by reference to exhibit 10.5 to the registrant's Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the Securities and Exchange Commission on June 7, 2004.]
10.17	—	Amendment No.1 to Employment Agreement between MTM Technologies, Inc. and Francis J. Alfano [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: Jan 3, 2005), filed with the Securities and Exchange Commission on Jan 6, 2005.]
10.18	—	Employment Agreement, dated October 1, 2004 by and between MTM Technologies, Inc. and Steven Stringer. [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: October 1, 2004), filed with the Securities and Exchange Commission on October 7, 2004.]
10.19	—	Severance Letter, dated May 21, 2004, between MTM Technologies, Inc. and Alan Schwartz [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: Jan 3, 2005), filed with the Securities and Exchange Commission on Jan 6, 2005.]
10.20	—	Amendment to Severance Letter between MTM Technologies, Inc. and Alan Schwartz [Incorporated by reference to exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report: Jan 3, 2005), filed with the Securities and Exchange Commission on Jan 6, 2005.]
10.21	—	Form of Employee Stock Option Agreement. [Incorporated by reference to exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.]
10.22	—	Stock Option Award Agreement, dated November 2, 2004, between MTM Technologies, Inc. and Steven Stringer [Incorporated by reference to exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of Report: Jan 3, 2005), filed with the Securities and Exchange Commission on Jan 6, 2005.]
10.23	—	Restricted Stock Unit Award Agreement, dated November 2, 2004, between MTM Technologies, Inc. and Steven Stringer [Incorporated by reference to exhibit 10.5 to the registrant's Current Report on Form 8-K (Date of Report: Jan 3, 2005), filed with the Securities and Exchange Commission on Jan 6, 2005.]
10.24	—	Lease Agreement, dated as of June 16, 2004, between Eight Fifty Canal, LLC and MTM Technologies, Inc. [Incorporated by reference to exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004.]
14.1	—	Code of ethics. [Incorporated by reference to exhibit 14.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004.]
21.1	—	Subsidiaries of MTM Technologies, Inc.
23.1	—	Consent from Goldstein Golub Kessler LLP.
23.2	—	Consent of Ernst & Young LLP
23.3	—	Consent of UHY LLP
23.4	—	Consent of Squar, Milner, Reehl & Williamson LLP
23.5	—	Consent of Gunnip & Co.
31.1	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.
31.2	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Alan Schwartz.
32.1	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
32.2	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.