Form 10-Q
period 2005-06-30
MTM Technologies, Inc.
filed 2005-08-15
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were a total of 7,497,933 shares of the issuer's common stock, par value $.001 per share, outstanding as of August 8, 2005.

MTM TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2005

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,540	$4,010
Restricted cash	—	1,000
Accounts receivable—trade, net of allowance of $849 and $741, respectively	37,010	34,180
Inventories	2,236	3,408
Prepaid expenses and other current assets	2,689	2,360

Total current assets	47,475	44,958

Property and equipment	16,977	16,234
Less accumulated depreciation and amortization	11,609	11,016

	5,368	5,218

Goodwill	37,628	36,235
Intangibles, net of amortization	5,906	6,471
Other assets	598	332

Total assets	$96,975	$93,214

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Secured notes payable	$7,943	$13,614
Inventory financing agreements	6,601	2,930
Current portion of promissory notes	991	366
Accounts payable and accrued expenses	25,416	22,477
Convertible subordinated promissory notes	—	13,321
Deferred revenue	4,477	4,522
Current portion of capital lease obligations	189	185

Total current liabilities	45,617	57,415

Warrants and future rights liability	5,368	6,335
Non-current portion of promissory notes	—	667
Non-current portion of capital lease obligation	241	281

Total liabilities	51,226	64,698

Shareholders' equity:
Series A preferred stock, $.001 par value; 31,000,000 and 14,000,000 shares authorized; 15,717,000 and 9,102,000 shares issued and outstanding at June 30, 2005 and March 31, 2005, respectively	37,719	16,997
Common stock, $.001 par value; authorized 80,000,000 and 10,000,000 shares respectively; issued and outstanding 7,487,583 and 7,376,239 shares at June 30, 2005 and March 31, 2005, respectively	8	8
Additional paid-in capital	30,390	29,397
Accumulated deficit	(22,368)	(17,886)

Total shareholders' equity	45,749	28,516

Total liabilities and shareholders' equity	$96,975	$93,214

See Notes to Unaudited Condensed Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2005	2004
	(Unaudited) (In thousands, except for per share amounts)
Net revenues:
Products	$35,006	$12,236
Services	14,554	2,997

	49,560	15,233

Costs and expenses:
Cost of products sold	30,006	11,417
Cost of services provided	8,692	2,355
Selling, general and administrative expenses	11,908	3,841

	50,606	17,613

Operating loss	(1,046)	(2,380)

Interest expense	(3,436)	(125)

Net loss	$(4,482)	$(2,505)

Net loss per common share:
Basic and diluted	$ (0.61)	$ (0.53)

Weighted average number of common shares outstanding:
Basic and diluted	7,407,292	4,731,471

See Notes to Unaudited Condensed Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2005	2004
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(4,482)	$(2,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	79	—
Depreciation	593	402
Amortization of intangibles	565	—
Amortization of debt discount	2,915	—
Non-cash interest on subordinated promissory notes	263
Stock based compensation expense	26	—
Gain on fair value of warrants	(967)	—
Changes in operating assets and liabilities net of effects of acquisitions:
Increase in accounts receivable	(2,938)	(720)
Decrease (increase) in inventories	1,172	(30)
(Increase) decrease in prepaid expenses and other current assets	(329)	27
(Increase) decrease in other assets	(265)	362
Increase in accounts payable and accrued expenses	1,833	1,150
Decrease in deferred revenue	(45)	(612)

Net cash used in operating activities	(1,580)	(1,926)

Cash flows used in investing activities:
Acquisition of property and equipment	(742)	(118)
Adjustment to purchase price related to acquisition of businesses	(159)	—
Decrease (Increase) in restricted cash	1,000	(1,000)

Net cash provided by (used in) investing activities	99	(1,118)

Cash flows from financing activities:
Repayment of secured notes payable	(5,671)	(400)
Borrowing on inventory financing	3,672	1,686
Proceeds from issuance of preferred stock, net	5,000	6,045
Proceeds from stock options exercised	46	—
Payments on capital lease obligations	(36)	(88)

Net cash provided by financing activities	3,011	7,243

Net increase in cash and cash equivalents	1,530	4,199
Cash and cash equivalents at beginning of period	4,010	370

Cash and cash equivalents at end of period	$5,540	$4,569

Supplemental disclosure of non-cash financing activities:
Exchange of convertible subordinated promissory notes for Series A Preferred Stock	$16,499	—
Supplemental disclosure of non-cash investing activities:
Adjustment to purchase price of subsidary consisting of accounts payable of $960 and common stock of $235	1,195	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share amounts)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

      The accompanying unaudited condensed consolidated financial statements include the accounts of MTM Technologies, Inc. (formerly Micro-to-Mainframes, Inc.) and its wholly owned subsidiaries, Data.Com RESULTS, Inc. (“Data.Com”), MTM Advanced Technology, Inc. (“MTM Advanced”), PTI Corporation (formerly known as Pivot Technologies, Inc.) (“Pivot”), MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc. and Info Systems, Inc. hereinafter collectively referred to as the “Company.” All significant intercompany accounts and transactions have been eliminated. As of March 31, 2005, Data.com, MTM Advanced and Pivot were merged with and into MTM Technologies, Inc.

      “Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot,” “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to the BSC Employee Fund VI, L.P., “CVC” refers to the CVC Partners II, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation,” and together with Pequot, the “Investors.”

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

      The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the supplier, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company's three largest manufacturers accounted for 18%, 16% and 13% of all product sales for the three months ended June 30, 2005. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at a sufficiently low cost to allow for resale at a competitive market price.

      The Company sustained net losses during the quarter ended June 30, 2005 and for the year ended March 31, 2005 and at June 30, 2005 had net working capital of $1,858. To improve its working capital position the Company is undertaking cost reduction initiatives, discontinued certain sales of low margin products, and negotiated new credit facilities. The Company anticipates that the preferred stock and existing credit facilities will provide the Company with the capital necessary to meet its obligations as they come due.

      The condensed consolidated balance sheet of the Company at March 31, 2005 has been derived from the Company's Annual Report on Form 10-K for the year then ended. All other condensed consolidated financial statements contained herein have been prepared by the Company and are unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2005 and the notes thereto contained in the Company's Annual Report on Form 10-K.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2005, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 2006.

Financial Statement Reclassification

      Certain amounts in the prior year financial statements have been reclassified to conform to the June 30, 2005 presentation. During the quarter ended June 30, 2005, the company concluded that the warrants and future rights liability will convert to equity and is more appropriately shown as a long-term liability.

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

Stock-Based Compensation

      The Company has elected, in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148 “Accounting For Stock-Based Compensation—Transition and Disclosure” to apply the current accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information required by SFAS 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS 123, the

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

Company's net loss and loss per common share for the three months ended June 30, 2005 and 2004 would approximate the pro forma amounts indicated in the tables below.

	Three Months Ended June 30,
	2005	2004
Net loss—as reported	$(4,482)	$(2,505)
Stock-based compensation using the fair-value method	(583)	(145)

Net loss—pro forma	(5,065)	(2,650)

Basic and diluted net loss per common share—as reported	(.61)	(.53)
Basic and diluted net loss per common share—pro forma	(.68)	(.56)

      Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2005 and 2004: risk-free interest rate 4.8% to 3.2%, respectively; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 1.00, respectively; and an expected life of one to five and four years, respectively.

      The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model (the Black Scholes Model) using certain assumptions.

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

      Two forms of loans were made under the Old Textron Facility: floor plan financings and revolving receivable financings. The floor plan financings generally allowed the Company to finance inventory purchases from approved vendors on a 30-day interest-free basis. Interest accrued on floor plan financings after such 30-day period at the rate equal to six basis points over a specified prime rate. The revolving receivable financings allowed the Company to borrow against current account receivables that meet certain specified standards. Interest accrued on revolving receivable financings immediately upon funding at a specified prime rate. The Old Textron Facility contained other affirmative and negative covenants, including those relating to the Company's tangible capital funds and other financial conditions. The Company was required to pay additional fees if it

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

exceeded the maximum permitted aggregate loan amount then in effect or if the Company was found to be in default under the Old Textron Facility.

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

      The Company's outstanding debt under the CIT Facility and the Old Textron Facility's revolving receivable financing facility was $7,943 as at June 30, 2005 and $13,614 as at March 31, 2005, respectively. The amount outstanding under the New Textron Facility and the Old Textron Facility's inventory financing was $6,601 as at June 30, 2005 and $2,930 as at March 31, 2005, respectively.

Note 3. Commitments and Contingencies

Employment Agreements

      The Company has entered into employment agreements, which require the following payments:

Year Ending June 30,

2006	$3,335
2007	2,939
2008	206

$6,480

      In addition, certain of the agreements provide for bonus compensation based on certain performance goals.

Note 4. Debt, Capital Leases and Series A Preferred Stock and Notes

      On January 29, 2004 the Company entered into an agreement (the “Pequot Purchase Agreement”) with Pequot to sell to Pequot an aggregate of up to $25 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

stock. The Series A Preferred Stock accrues dividends at 6% per annum payable semi-annual, commencing on May 21, 2006. Therefore, the Company will accrue dividends payable each applicable semi-annual period commencing May 21, 2006. Both the accretion of and dividends on the Series A Preferred Stock will reduce net income attributable to our common shareholders for purposes of calculating earnings per share.

      On May 21, 2004, Pequot purchased $7 million of Series A-1 Convertible Preferred Stock which is convertible into 3,256 shares of the Company's common stock at the conversion price of $2.15 per share, and 500 common stock warrants which are exercisable at a price of $2.46 per share. Pequot also received rights to purchase, solely at its option, Series A-2 Convertible Preferred Stock and Series A-3 Convertible Preferred Stock aggregating up to $18 million, plus warrants to purchase additional shares of common stock. Costs incurred in connection with the consummation of the initial Pequot transaction amounted to approximately $1 million which was recorded as a reduction of the proceeds. Payments aggregating $1.1 million were made to two officers of the Company and an additional $400 funded a rabbi trust. Payments aggregating $200 was paid to these officers on May 21, 2005 and the remaining $200 will be paid on May 21, 2006. These payments are included in selling, general and administrative expenses. On September 16, 2004, Pequot purchased $5.5 million of Series A-2 Convertible Preferred Stock which is convertible into 2,000 shares of the Company's common stock at the conversion price of $2.75 per share, and 400 common stock warrants which are exercisable at a price of $3.44 per share. Pequot retained its right to purchase, solely at its option, Series A-3 Convertible Preferred Stock aggregating up to $12.5 million, plus warrants to purchase additional shares of common stock. Costs incurred in connection with the consummation of the second Pequot transaction amounted to approximately $25. The Company used the proceeds from these sales to fund the cash portions of the purchase prices for the acquisitions of DataVox Technologies, Inc. and Network Catalyst, respectively.

      On December 7, 2004, Pequot assigned to Constellation all of Pequot's rights and obligations under the Pequot Purchase Agreement to purchase a portion of the shares of the Series A-3 Convertible Preferred Stock and common stock warrants covered by that agreement. On that date the Company also entered into a purchase agreement (the “Pequot/Constellation Purchase Agreement”) with Pequot and Constellation for up to $40 million of additional financing in the form of 7% convertible secured notes in three tranches. Immediately thereafter, Pequot purchased from the Company $6,250 of the Series A-3 Convertible Preferred Stock and 385 common stock warrants and Constellation purchased $6,250 of the Series A-3 Convertible Preferred Stock and 385 common stock warrants. The A-3 Convertible Preferred Stock is convertible into 3,846 shares of common stock at a conversion price of $3.25 per share and the associated common stock warrants are exercisable for 769 shares of common stock at an exercise price of $4.06 per share.

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

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

      The Series A-4 Notes accrued interest at an annual rate of 7%, payable quarterly. The interest accrued on each such payment date was added to the principal of the Series A-4 Notes. The Series A-4 Notes were converted into shares of Series A-4 Preferred Stock upon approval by the Company's shareholders on June 23, 2005. In connection with the conversion of the Series A-4 Notes into shares of Series A-4 Convertible Preferred Stock the Company allocated $16,499 to Series A Preferred Stock.

      The Company originally assigned a value of $6,797 to the beneficial conversion feature of the Series A-4 notes, the warrants, and the options based on the relative fair values (using the Black Scholes Model) at the date of issuance and recorded this value as a discount to the Series A-4 Notes. This discount was accreted to interest expense over the term of the Series A-4 Notes. During the period ended June 30, 2005 the discount accreted to interest expense amounted to approximately $2.9 million.

      On June 29, 2005, Pequot and Constellation purchased for an aggregate purchase price of $5,000, 1,538 shares of Series A-4 Preferred Stock and 308 A-4 Warrants to purchase shares of common stock at an exercise price of $4.06. The Series A-4 Preferred Stock is convertible into shares of common stock at a conversion price of $3.25 per share. In connection with the issuance of the Series A-4 Preferred Stock and the related warrants the Company allocated and recorded $4,200 to Series A-4 Convertible Preferred Stock and assigned and credited to additional paid in capital $800 for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model.

      Pequot and Constellation have the right to purchase up to $15,000 in aggregate principal amount of Series A-5 Convertible Preferred Stock, which is in turn convertible into 4,615 shares of the Company's common stock at a conversion price of $3.25. This additional right is exercisable until December 10, 2005.

      In accordance with Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock,” the Company has initially accounted for the fair value of the warrants and the option as a liability since the Company is required to register the underlying common stock. The fair value of the

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

warrants was calculated utilizing the Black Scholes Model. From the beginning of the fiscal year to the end of the current quarter, there was a change in the market value of the Company's common stock, and therefore, the Company recorded a $967 decrease in the carrying value of the liability which is included as a reduction in selling, general and administrative expenses. Any additional change in the future market value of the underlying securities may cause the value of the liability to change. Any change in the carrying value of the liability will be made through the Company's current statement of operations.

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

Note 6. 2004 Equity Incentive Plan

      On May 20, 2004, the Company's shareholders approved the Company's 2004 Equity Incentive Plan and on November 19, 2004 the shareholders approved an increase in the number of shares available for issuance under the Company's 2004 Equity Incentive Plan from 2,000 to 3,000. Since April 1, 2005 a total of 193 options to purchase shares of the Company's common stock, at an exercise price of $4.05 per share, plus 56 restricted stock units have been issued to directors, executive officers, managers and employees of the Company.

Note 7. Goodwill

      In executing its growth-through-acquisition strategy during the 2005 fiscal year, the Company acquired the businesses and operating assets of three companies and all of the outstanding stock of a fourth company.

      The Company's acquisitions have been accounted for under the purchase method of accounting, in accordance with generally accepted accounting principles effective in the United States of America. Under the purchase method of accounting, the purchase price of the acquired company, including direct costs of the transaction, are allocated to the tangible and intangible assets acquired based upon their estimated fair values, with the excess purchase consideration allocated to goodwill.

      During the quarter ended June 30, 2005, the Company recorded net purchase accounting adjustments of $1.4 million to goodwill for the achievement of an Earnout relating to the acquisition of Network Catalyst, Inc. The Earnout, which was accrued at June 30, 2005, consists of a payable of $960 and 67 shares of common stock.

Unaudited Pro Forma Summary

      The following pro forma consolidated amounts give effect to the Company's Network Catalyst, Inc., Vector ESP, Inc. and Info Systems, Inc. acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the period ended June 30, 2004 by consolidating the results of operations of the acquired businesses for the three months ended June 30, 2004.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except for per share amounts)

      The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

MTM Technologies, Inc. and Subsidiaries
Pro Forma Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2004
(Unaudited)
Net revenues	$49,842
Net loss	(9,352)

Net loss per common share outstanding	$(1.43)

Note 8. Subsequent Events

      On July 7, 2005, the Company sold to Pequot and Constellation for an aggregate purchase price of $4,000, 1,231 shares of Series A-4 Preferred Stock and 246 A-4 Warrants. Pequot and Constellation have the right to purchase up to $15,000 in aggregate principal amount of Series A-5 Convertible Preferred Stock, which is in turn convertible into 4,615 shares of the Company's common stock at a conversion price of $3.25. This additional right is exercisable until December 10, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2005 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Introductory Comment—Terminology

      Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “our company” refers to MTM Technologies, Inc. (formerly, Micros-to-Mainframes, Inc.) (“MTM”) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

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

      Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects. The forward-

looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Estimates

      The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that effect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Overview

      We are a leading national computer and communications technology management company providing IT networking, communications, software applications and data center services, including secure access, voice over internet protocol (VOIP), storage, security and messaging solutions. We serve as a single source provider of advanced technology solutions to support our clients' mission-critical business processes. Our clients consist of divisions of Fortune 100 and Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. We serve clients in most major US metropolitan markets.

      We provide services to our clients that address the full life cycle of a business solution, from needs analysis, through planning, solution development, deployment, and testing, to on-going maintenance and support. We act as a single-source provider of business technology solutions to our clients, an increasingly mandated requirement in today's marketplace.

Results of Operations

      The following table sets forth for the periods presented information derived from our unaudited consolidated statement of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,
	2005	2004
Net revenues:
Products	70.6%	80.3%
Services	29.4%	19.7%

Total net revenues	100.0%	100.0%
Cost of products	60.5%	74.9%
Cost of services	17.5%	15.5%

Gross Profit—products	10.1%	5.4%
Gross Profit—services	11.8%	4.2%
Selling, general and administrative(a)	24.0%	25.2%
Operating loss	(2.1%)	(15.6%)
Interest expense(b)	6.9%	0.8%
Net loss	(9.0%)	(16.4%)

(a)	Includes $1.2 million of expense in the quarter ended June 30, 2005 for the settlement of certain executive arrangements and deferred payments relating to the May 2005 Pequot Venture investment, and $1.1 million in the quarter ended June 30, 2004 for payments made to two officers of the Company in connection with the initial investment in the Company by Pequot.

(b)	Includes $3.2 million of non cash interest related to the convertible notes during the quarter ended June 30, 2005.

Three Months Ended June 30, 2005 and 2004

Net Revenue

      Net revenue for the quarter ended June 30, 2005 was $49.6 million, as compared with net revenue of $15.2 million for the comparable 2004 quarter. We achieved growth of 186% in product revenue and 386% in service revenue over the comparable 2004 quarter. Service revenue made up 29% of net revenue for the quarter ended June 30, 2005, compared to 20% in the comparable 2004 quarter. The increase in net revenue was primarily due to the inclusion of the results of our acquisitions during the 2005 quarter.

Gross Profit

      Gross profit for the quarter ended June 30, 2005 was $10.9 million, as compared with a gross profit of $1.5 million for the comparable 2004 quarter. We achieved total gross margins of 22% for the quarter ended June 30, 2005, with gross margins for services at 40% and gross margins for products at 14%. In the quarter ended June 30, 2004, total gross margins were 10%, with services gross margins at 21% and product gross margins at 7%. Improved gross margins resulted primarily from the impact of our acquisitions.

Selling, General and Administrative

      Selling, general and administrative expenses for the quarter ended June 30, 2005 was $11.9 million as compared with $3.8 million in the comparable 2004 quarter. Included in the general and administrative expenses for the 2005 quarter are expenses of $1.2 million of depreciation and amortization. Increased expenses are predominately related to our acquisitions acquired after June 2004 and a one-time charge of $1.2 million related primarily to the settlement of compensation arrangements with certain former executives, offset, in part, by a gain on the re-measurement of the fair value of warrants.

EBITDA

      Earnings before interest, taxes, depreciation and amortization (“EBITDA”) amounted to $0.1 million for the quarter ended June 30, 2005, as compared to a negative $2.0 million in the comparable 2004 quarter. The EBITDA improvements resulted from both increased net revenue and improved gross margins discussed above, partially offset by increased selling, general and administrative expenses. The following table sets forth a reconciliation of EBITDA to the net loss for the quarters presented.

	Three Months Ended June 30,
	2005	2004
Net loss	$(4,482)	$(2,505)
Depreciation and amortization	1,157	402
Interest expense(a)	3,436	125
EBITDA	$111	$(1,978)

(a)	Quarter ended June 30, 2005, includes $3.2 million of non-cash interest expense related to convertible notes.

      We believe that EBITDA, which is not a recognized measure for financial presentation under GAAP, provides investors and management with a useful supplemental measure of our operating performance by excluding the impact of interest, taxes, depreciation, and amortization. EBITDA results should be evaluated in light of our financial results prepared in accordance with GAAP. EBITDA does not have any standardized definition and is therefore unlikely to be comparable to similar measures presented by other reporting companies.

Interest Expense

      Interest expense was $3.4 million in the quarter ended June 30, 2005 as compared with $0.1 million for the comparable 2004 quarter. The increase is primarily due to non-cash interest expense of $3.2 million related to the convertible subordinated notes issued by the Company in December 2004 and March 2005. On June 23, 2005, the convertible subordinated notes were converted into Series A-4 Preferred Stock.

Net Income (Loss)

      The Company had a net loss of $4.5 million for the quarter ended June 30, 2005, as compared to a net loss of $2.5 million in the comparable 2004 quarter. The increase in net loss was the result of increases in selling, general and administrative expenses and a non-cash interest expense of $3.2 million related to convertible subordinated notes issued by the Company in December 2004 and March 2005. These expenses were offset, in part, by increased net revenues and an improvement in both product and service gross profit discussed above.

Liquidity and Capital Resources

      We measure our liquidity in a number of ways, including the following:

	Three Months Ended
	June 30, 2005	March 31, 2005
Cash and cash equivalents	$5,540	$4,010
Working capital	$1,858	$(12,457)
Current ratio	1.04:1	0.78:1
Secured notes payable	$7,943	$13,614

      Cash and cash equivalents generally consist of cash and money market funds. We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

      During the three months ended June 30, 2005, we used cash of approximately $1.6 million in operating activities. This primarily resulted from the increase in accounts payable of $1.8 million, a decrease in inventory of $1.2 million, depreciation and amortization charges of $1.2 million, non-cash interest of $3.2 million, offset by an increase in prepaid expenses and current assets of $0.6, an increase in accounts receivable from customers of $2.9 million, a gain in fair value of warrants of $1.0 million and the net loss of $4.5 million.

      Net cash provided by in investing activities amounted to approximately $0.1 million. The significant uses were for the acquisition of property and equipment in the amount of $0.7 million, adjustments to the purchase price related to business acquisitions of $0.2 million, offset by a decrease in restricted cash of $1.0 million.

      In addition, net cash provided by financing activities was $3.0 million primarily related to the net proceeds from the issuance of shares of Series A Preferred Stock in the amount of $5.0 million, offset by net repayments under our secured notes payable and inventory financing of $2.0 million.

      As a result of the foregoing, our cash increased approximately $1.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

      An evaluation was performed, as of June 30, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005. As of June 30, 2005 there have been no significant changes in our internal controls or financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: June 29, 2005), filed with the Securities and Exchange Commission on July 5, 2005 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

      On July 2, 2004, we acquired DataVox Technologies, Inc. (“DataVox”). As part of purchase price for DataVox we issued a promissory note (the “DataVox Notes”), in the principal amount of $124,757, to each of the DataVox Shareholders. Each DataVox Note is payable in five equal quarterly installments of $20,792 and one final quarterly installment of $20,792, (each, an “Installment”) such Installments being due on October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006 (each, an “Installment Due Date”), without interest. Payments of principal and interest, if any, on the DataVox Notes is payable at our option in any combination of cash and common stock, provided that all payments must be made with a minimum of 25% cash and cannot be made with more than a maximum of 75% cash. On April 1, 2005 we issued to each DataVox Shareholder 4,039 shares of our common stock as part of the April 1, 2005 Installment. The issuance of common stock to each DataVox Shareholder was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), and/or Regulation D thereunder. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exception thereunder. The DataVox Shareholders received, or had access to, material information concerning us and our operations including, but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

      On September 17, 2004, we acquired substantially all of the assets of Network Catalyst, Inc. (“Network Catalyst”). As part of the purchase price, we agreed to pay to the former shareholders of Network Catalyst additional cash amounts as well as transfer to the former shareholders of Network Catalyst additional shares of common stock on the achievement of certain financial targets. More particularly, in the event that as of the end of any fiscal quarter, the earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the acquired business during the period beginning October 1, 2004 and ending on September 30, 2005 (the “Network Catalyst Earnout Period”) equaled or exceeded $2 million (the “Network Catalyst EBITDA Target”) then we were required to (x) pay to the former shareholders of Network Catalyst $960,000 in cash, and (y) issue to the former shareholders of Network Catalyst that number of shares of common stock determined by dividing $240,000 by the greater of (A) the average trading price of the common stock for the 20 business days immediately preceding the end of the Network Catalyst Earnout Period and (B) $2.15. The Network Catalyst EBITDA Target was achieved effective at the end of the quarter ended March 31, 2005. We paid $960,000 in cash and on July 11, 2005 the Company issued 67,416 shares of common stock in full satisfaction of its deferred purchase price obligations. The issuance of common stock to each shareholder of Network Catalyst was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act and/or regulation D there under. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exception there under. The Network Catalyst Shareholders received, or had access to, material information concerning us and our operations including, but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      A Special Meeting of stockholders was held on June 23, 2005. At the Special Meeting the following proposals were adopted by the vote specified below:

      Proposal No. 1: The proposal to approve:

(i)	the conversion of our Series A-4 Convertible Notes (“Series A-4 Notes”) in an aggregate principal amount of $25,000,000 into 7,692,308 shares of our Series A-4 Convertible Preferred Stock:
(ii)	the conversion of our Series A-5 Convertible Notes (“Series A-5 Notes”) in an aggregate principal amount of $15,000,000 into 4,615,385 shares of our newly designated Series A-5 Convertible Preferred Stock; and
(iii)	the issuance of our Series A-4 Warrants to purchase up to 1,538,461 shares of our common stock at $4.06 per share.
Vote	Number of Votes Cast
For	11,813,881
Against	47,700
Abstain	12,425

      Proposal No. 2: To adopt an amendment to our certificate of incorporation increasing the number of authorized shares of our preferred stock by 17,000,000 to allow for the creation of the new Series A-4 Preferred Stock in the amount of 9,000,000 shares and the creation of the new Series A-5 Preferred Stock in the amount of 8,000,000 shares as well as to provide provisions to reflect the issuance of the Series A-4 Warrants.

Vote	Number of Votes Cast
For	11,814,337
Against	47,395
Abstain	12,274

      Proposal No. 3: To adopt an amendment to our certificate of incorporation increasing the series of “blank check” preferred stock from 6,000,000 shares to 9,000,000 shares.

Vote	Number of Votes Cast
For	11,796,537
Against	64,839
Abstain	12,630

      Proposal No. 4: To adopt an amendment to our certificate of incorporation with respect to voting rights of the Series A-1 Convertible Preferred Stock, the Series A-2 Convertible Preferred Stock, and the Series A-3 Convertible Preferred Stock.

Vote	Number of Votes Cast
For	11,814,437
Against	46,939
Abstain	12,630

      Proposal No. 5: To adopt an amendment to our certificate of incorporation with respect to certain matters to be voted on by majority vote of the Series A Preferred Stock.

Vote	Number of Votes Cast
For	11,813,281
Against	47,295
Abstain	12,630

      Proposal No. 6: To adopt an amendment to our certificate of incorporation with respect to certain exemptions to the preemptive rights of holders of the Series A Preferred Stock.

Vote	Number of Votes Cast
For	11,813,781
Against	47,595
Abstain	12,630

      Proposal No. 7: To adopt an amendment to our certificate of incorporation with respect to certain exemptions to required adjustments to the conversion price of our Series A Preferred Stock.

Vote	Number of Votes Cast
For	11,811,037
Against	49,839
Abstain	13,130

      No other matter was presented for voting at the Special Meeting.

Item 5. Other Information

      None.

Item 6. Exhibits

Exhibits

      Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number		Description
3.1	—	Restated Certificate of Incorporation.*
3.2	—	Amended and Restated By-Laws, as amended.*
4.1	—	Form of warrant certificate issued to Sunrise Securities Corp.*
4.2	—	Form of warrant certificate issued to investors in 2000 private placement.*
4.3	—	Form of Series A-3 Warrant Certificate.*
4.4	—	Form of the A-4 Notes and A-5 Notes.*
4.5	—	Form of the A-4 Warrants Certificate.*
10.1	—	Financing Agreement among the CIT Group/Business Credit, Inc., the Lenders that are parties thereto, MTM Technologies, Inc., and its subsidiaries that are parties thereto, dated as of June 8, 2005.*
10.2	—	Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc. MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005.*
31.1	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.
31.2	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Alan Schwartz.
32.1	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
32.2	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.

* Incorporated by reference. See Exhibit Index

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTM TECHNOLOGIES, INC.

Date: August 15, 2005	By:	/s/ FRANCIS J. ALFANO

Francis J. Alfano, Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2005	By:	/s/ ALAN SCHWARTZ

Alan Schwartz, Chief Financial Officer (Principal Financial and Accounting Officer)

MTM TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended June 30, 2005

EXHIBIT INDEX

Exhibit Number	Description

3.1—	Restated Certificate of Incorporation. [Incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K (Date of Report: June 29, 2005) filed with the Securities and Exchange Commission on July 7, 2005.]
3.2—	Amended and Restated By-Laws, as amended. [Incorporated by reference to exhibit 3.1 to the registrant's Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]
4.1—	Form of warrant certificate issued to Sunrise Securities Corp. [Incorporated by reference to exhibit 4.1 to the registrant's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on November 13, 2000.]
4.2—	Form of warrant certificate issued to investors in 2000 private placement [Incorporated by reference to exhibit 4.2 to the registrant's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on November 13, 2000.]
4.3—	Form of Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
4.4—	Form of the A-4 Notes and A-5 Notes [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
4.5—	Form of the A-4 Warrants Certificate [Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2005), filed with the Securities and Exchange Commission on December 13, 2004.]
10.1—	Financing Agreement among the CIT Group/Business Credit, Inc., the Lenders that are parties thereto, MTM Technologies, Inc., and its subsidiaries that are parties thereto, dated as of June 8, 2005. [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]
10.2—	Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc. MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005. [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]
31.1—	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.
31.2—	Certification pursuant to Exchange Act Rule 13a-14(a) of Alan Schwartz.
32.1—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
32.2—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.