Form 10-Q
period 2005-09-30
MTM Technologies, Inc.
filed 2005-11-14
CIK 906282

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were a total of 7,541,008 shares of the issuer's common stock, par value $.001 per share, outstanding as of November 10, 2005.

================================================================================

                             MTM TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheets
     As of September 30, 2005 (Unaudited) and March 31, 2005...................1
   Condensed Consolidated Statements of Operations for the
     Three Months Ended September 30, 2005 and 2004 (Unaudited) and
     Six Months Ended September 30, 2005 and 2004 (Unaudited)..................2
   Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended September 30, 2005 and 2004 (Unaudited)..................3
   Notes to Condensed Consolidated Financial Statements (Unaudited)............4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............ ...............................11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........18
Item 4.  Controls and Procedures..............................................18

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings....................................................18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........18
Item 6.  Exhibits.............................................................19
Signatures
Index to Exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                 SEPTEMBER 30,           MARCH 31,
                                                                                          2005                2005
                                                                                 -------------          ----------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash                                                                          $       4,193          $    4,010
   Restricted cash                                                                           -               1,000
   Accounts receivable - trade, net of allowance of $791
     and $741, respectively                                                             34,934              34,180
   Inventories                                                                           2,642               3,408
   Prepaid expenses and other current assets                                             3,042               2,360
                                                                                 -------------          ----------
     Total current assets                                                               44,811              44,958
                                                                                 -------------          ----------

Property and equipment                                                                  19,024              16,234
   Less accumulated depreciation and amortization                                       12,307              11,016
                                                                                 -------------          ----------
                                                                                         6,717               5,218
                                                                                 -------------          ----------
Goodwill                                                                                39,377              36,235
Identified intangible assets, net of amortization                                        5,341               6,471
Other assets                                                                               796                 332
                                                                                 -------------          ----------
       TOTAL ASSETS                                                              $      97,042          $   93,214
                                                                                 =============          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Secured revolving credit facility                                             $       9,818   $          13,614
   Inventory financing agreements                                                        4,594               2,930
   Current portion of promissory notes                                                     750                 366
   Accounts payable and accrued expenses                                                22,544              22,477
   Convertible subordinated promissory notes                                                 -              13,321
   Deferred revenue                                                                      4,152               4,522
   Current portion of capital lease obligations                                            235                 185
                                                                                 -------------          ----------
     Total current liabilities                                                          42,093              57,415
                                                                                 -------------          ----------

Warrants and future rights liability                                                     5,043               6,335
Non-current portion of promissory notes                                                      -                 667
Non-current portion of capital lease obligation                                            281                 281
                                                                                 -------------          ----------
     Total liabilities                                                                  47,417              64,698
                                                                                 -------------          ----------

Shareholders' equity:
   Series A preferred stock, $.001 par value; 31,000,000 and 14,000,000 shares authorized;16,947,909 and 9,101,968 shares issued and
     outstanding respectively                                                           41,175              16,997
   Common stock, $.001 par value; authorized 80,000,000 and 10,000,000 shares, respectively; issued and outstanding 7,503,624 and 7,376,239
     shares respectively                                                                     8                   8
   Additional paid-in capital                                                           30,888              29,397
   Accumulated deficit                                                                 (22,446)            (17,886)
     Total shareholders' equity                                                         49,625              28,516
                                                                                 -------------          ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $      97,042          $   93,214
                                                                                 =============          ==========

See notes to unaudited condensed consolidated financial statements.


                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                              ----------------------------          ----------------------------
                                                                    2005              2004               2005               2004
  Net revenues:
     Products                                                 $   32,184         $  13,569          $  67,190          $  25,805
     Services                                                     14,855             5,153             29,409              8,150
                                                              ----------         ---------          ---------          ---------
  Total net revenues                                              47,039            18,722             96,599             33,955
                                                              ----------         ---------          ---------          ---------
Costs and expenses:
     Cost of products sold                                        27,668            12,405             57,674             23,822
     Cost of services provided                                     8,437             3,634             17,129              5,989
     Selling, general and administrative                          10,735             3,426             22,643              7,267
                                                              ----------         ---------          ---------          ---------
  Total costs and expenses                                        46,840            19,465             97,446             37,078
                                                              ----------         ---------          ---------          ---------
Income (loss) from operations                                        199              (743)              (847)            (3,123)
     Interest expense                                               (277)              (92)            (3,713)              (217)
                                                              ----------         ---------          ---------          ---------
Net loss                                                      $      (78)        $    (835)         $  (4,560)         $  (3,340)
                                                              ==========         =========          =========          =========
Net loss per common share:
     Basic and Diluted                                        $    (0.01)        $   (0.16)         $   (0.61)         $   (0.66)
                                                              ==========         =========          =========          =========

Weighted average number of common shares outstanding:
     Basic and Diluted                                             7,503             5,370              7,450              5,052
                                                              ==========         =========          =========          =========

See notes to unaudited condensed consolidated financial statements.

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                       SIX MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                           -------------------------------------

                                                                                                 2005                       2004
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $   (4,560)                 $  (3,340)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Provision for uncollectible accounts                                                      117                          -
        Depreciation                                                                            1,287                        774
        Amortization of intangibles                                                             1,130                          -
        Amortization of debt discount                                                           2,915                          -
        Non-cash interest on subordinated promissory notes                                        263                          -
        Non-cash stock compensation                                                                49                          -
        Gain on fair value of warrants                                                         (1,292)                         -
      Changes in operating assets and liabilities net of effect of acquisitions:
        (Increase) decrease in assets:
         Accounts receivable                                                                   (1,254)                    (1,281)
         Inventories                                                                              (42)                      (143)
         Prepaid expenses and other current assets                                               (682)                      (132)
         Other assets                                                                            (530)                       297
        Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                                   (638)                       246
         Deferred revenue                                                                        (370)                      (908)
                                                                                           ----------                  ---------
Net cash used in operating activities                                                          (3,607)                    (4,487)
                                                                                           ----------                  ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired                                                -                     (4,066)
     Purchases of property and equipment                                                       (2,377)                      (435)
      Adjustment to purchase price related to acquisition of businesses                        (1,602)                         -
     Decrease (increase) in restricted cash                                                     1,000                     (1,000)
                                                                                           ----------                  ---------
Net cash used in investing activities                                                          (2,979)                    (5,501)
                                                                                           ----------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayment) borrowing of secured revolving credit facility                                (3,796)                     1,596
     Borrowing (repayment)on inventory financing                                                1,665                       (387)
     Proceeds from issuance of preferred stock, net                                             8,767                     11,505
     Common stock issued from stock options exercised                                             104                          -
     Proceeds (payments) on capital lease obligations                                              50                       (100)
     Principal payments on promissory note                                                        (21)                       (31)
                                                                                           ----------                  ---------
Net cash provided by financing activities                                                       6,769                     12,583
                                                                                           ----------                  ---------

NET INCREASE IN CASH                                                                              183                      2,596
CASH AT BEGINNING OF PERIOD                                                                     4,010                        370
                                                                                           ----------                  ---------
CASH AT END OF PERIOD                                                                      $    4,193                  $   2,966
                                                                                           ==========                  =========

Supplemental disclosure of non-cash financing activities:
     Exchange of convertible subordinated promissory notes for Series A
     Preferred Stock                                                                       $   16,499                  $       -
                                                                                           ==========                  =========
Supplemental disclosure of non-cash investing activities:
     Adjustment to purchase price of subsidiary consisting of common stock                 $      235                  $       -
                                                                                           ==========                  =========

See notes to unaudited condensed consolidated financial statements.

                     MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of MTM Technologies, Inc. (formerly Micro-to-Mainframes, Inc.) and its wholly owned subsidiaries, Data.Com RESULTS, Inc. ("Data.Com"), MTM Advanced Technology, Inc. ("MTM Advanced"), PTI Corporation (formerly known as Pivot Technologies, Inc.) ("Pivot"), MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc. hereinafter collectively referred to as ("the Company"). All significant intercompany accounts and transactions have been eliminated. As of March 31, 2005, Data.com, MTM Advanced and Pivot were merged with and into MTM Technologies, Inc.

The Company is a leading national computer and communications technology management company providing information technology ("IT") networking, communications, software applications and data center services, including secure access, voice over internet protocol ("VOIP"), storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to support its clients' mission-critical business processes. The Company's clients consist of divisions of Fortune 100 and Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. The Company serves clients in most major U.S. metropolitan markets.

The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the supplier, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company's three largest suppliers accounted for 24%, 18% and 14% of all product sales for the three months ended September 30, 2005 and 21%,16%, and 15% of all product sales for the six months ended September 30, 2005, respectively. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at a sufficiently low cost to allow for resale at a competitive market price.

The Company sustained a net loss of ($4.5) million for the first quarter and ($0.1) million for the second quarter of fiscal 2006, respectively, and had net working capital of $2.7 million at September 30, 2005 as compared to negative ($12.5) million at March 31, 2005. The Company has improved its working capital position as a result of cost reduction initiatives and integration efforts, the discontinuation of certain sales of low margin products, and the impact of negotiated new credit facilities. The Company anticipates that preferred stock financing or debt financing and existing credit facilities will provide the Company with the capital necessary to meet its obligations as they come due.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2005, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the Company's fiscal year ending March 31, 2006.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148 "Accounting For Stock-Based Compensation - Transition and Disclosure" to apply the current accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information required by SFAS 123. If the Company had elected to recognize compensation cost based upon the estimated fair value of the options at the dates of grant, as prescribed by SFAS 123, the Company's net loss and loss per common share for the three and six months ended September 30, 2005 and 2004 would have been the pro forma amounts indicated below:

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                 ---------------------------          ----------------------------
(in thousands, except per share data)                 2005              2004               2005              2004
Net loss - as reported                           $     (78)        $    (835)         $  (4,560)        $  (3,340)
Deduct: Total stock-based compensation
expense using the fair value method for all
awards                                                (607)             (218)            (1,190)             (363)
                                                 ---------         ---------          ---------         ---------
Net loss - proforma                                   (685)           (1,053)            (5,750)           (3,703)
                                                 =========         =========          =========         =========

Basic and diluted net loss per common share -
as reported                                      $   (0.01)        $   (0.16)         $   (0.61)        $   (0.66)
                                                 =========         =========          =========         =========
Basic and diluted net loss per common share -
pro forma                                        $   (0.09)        $   (0.20)         $   (0.77)        $   (0.73)
                                                 =========         =========          =========         =========


The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model ("Black Scholes") using certain assumptions. Black-Scholes was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. In addition, Black-Scholes requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, Black-Scholes does not necessarily provide a reliable single measure of the fair value of its employee stock options.

FINANCIAL STATEMENT RECLASSIFICATION

Certain amounts in the prior year financial statements have been reclassified to conform to the September 30, 2005 presentation. During the first quarter of fiscal 2006, the Company concluded that the warrants and future rights liability will convert to equity and is more appropriately shown as a long-term liability. Prior to April 1, 2005, the warrants and future rights liability had been shown as a current liability. There was no impact on previously reported net loss and cash flows as a result of this reclassification.

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

PER SHARE DATA

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 23,287,788 common shares, have not been included in the weighted-average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS 123. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, "Share-Based Payment," are effective no later than the beginning of the next fiscal year that begins after June 15, 2005, and the Company will adopt the new requirements in its first fiscal quarter of 2007. The adoption of SFAS 123R will reduce the Company's future net earnings. Management continues to evaluate the impacts of SFAS 123R and related interpretations to quantify the expected financial impacts.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2007 is not expected to have a significant impact on the Company's consolidated balance sheet or statement of operations.

NOTE 2.   CREDIT FACILITIES

On May 21, 2004, the Company and its subsidiaries entered into an Amended and Restated Financing Facility (the "Old Textron Facility") with Textron Financial Corporation ("Textron"). The Old Textron Facility provided for an initial credit facility of up to $15 million and was secured by all of the Company's assets, except for permitted encumbrances.

On June 8, 2005, the Company entered into a secured revolving credit facility (the "CIT Facility") with CIT Group/Business Credit Inc. ("CIT") and a new Amended and Restated Loan and Security Agreement (the "New Textron Facility") with Textron, providing a combined maximum availability of up to $40 million. The CIT Facility and the New Textron Facility will be used to fund working capital and floor-planning needs, and were also used to refinance the Old Textron Facility.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base based on eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters, it also restricts the Company's ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT facility will bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company's option.

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

As of September 30, 2005, the Company was in compliance with all covenants relating to the financing facilities.

The Company's outstanding debt under the CIT Facility and the Old Textron Facility's revolving receivable financing facility was approximately $9.8 million as of September 30, 2005 and $13.6 million at March 31, 2005, respectively. The amount outstanding under the New Textron Facility and the Old Textron Facility's inventory financing was approximately $4.6 million as of September 30, 2005 and $2.9 million at March 31, 2005, respectively.

NOTE 3.  COMMITMENTS

LEASE COMMITMENTS

On August 15, 2005, the Company entered into a lease agreement with 1200 High Ridge Company, LLC for 20,650 rentable square feet of office space located in Stamford, Connecticut ("the New Lease"). This office space will serve as the Company's new principal executive offices. The term of the New Lease is five years commencing on or about November 15, 2005 at an annual rate of approximately $475,000.

On June 16, 2004, the Company entered into a lease agreement with 850 Canal, LLC for office space which currently serves as the Company's principal executive offices ("the Existing Lease"). The Existing Lease will be terminated without any liability on the Company's part upon commencement of the New Lease under an arrangement with 850 Canal, LLC.

Future annual minimum lease payments including estimated escalation amounts under noncancelable operating leases as of September 30, 2005 are as follows (in thousands):


     Year Ending March 31,
     ---------------------
                  2006 (remaining six months)               $    949
                  2007                                         1,826
                  2008                                         1,505
                  2009                                         1,201
                  2010                                         1,106
             Thereafter                                        2,270
                                                            --------
                                                            $  8,857
                                                            ========

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements, which require the following payments (in thousands):


     Year Ending March 31,
     ---------------------
                  2006 (remaining six months)               $  1,660
                  2007                                         2,366
                  2008                                           137
                                                            --------
                                                            $  4,163
                                                            ========


In addition, certain of the agreements provide for bonus compensation based on certain performance goals.

NOTE 4.  DEBT, CAPITAL LEASES AND SERIES A PREFERRED STOCK AND NOTES

"Pequot Fund" refers to Pequot Private Equity Fund III, L.P., "Pequot Partners" refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, "Pequot," "Constellation Venture" refers to Constellation Venture Capital II, L.P., "Constellation Offshore" refers to Constellation Venture Capital Offshore II, L.P., "BSC" refers to the BSC Employee Fund VI, L.P., "CVC refers to the CVC Partners II, LLC, and collectively with

Constellation Venture, Constellation Offshore and BSC, "Constellation," and together with Pequot, the "Investors."

On January 29, 2004 the Company entered into an agreement (the "Pequot Purchase Agreement") with Pequot to sell to Pequot an aggregate of up to $25 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. The Series A Preferred Stock accrues dividends at 6% per annum payable semi-annual, commencing on May 21, 2006. Therefore, the Company will accrue dividends payable each applicable semi-annual period commencing May 21, 2006.

On May 21, 2004, Pequot purchased $7 million of Series A-1 Convertible Preferred Stock which is convertible into 3,255,814 shares of the Company's common stock at the conversion price of $2.15 per share, and 500,000 common stock warrants which are exercisable at a price of $2.46 per share. Pequot also received rights to purchase, solely at its option, Series A-2 Convertible Preferred Stock and Series A-3 Convertible Preferred Stock aggregating up to $18 million, plus warrants to purchase additional shares of common stock. Costs incurred in connection with the consummation of the initial Pequot transaction amounted to approximately $1 million which was recorded as a reduction of the proceeds. Payments aggregating $1.1 million were made to two officers of the Company and an additional $400,000 funded a rabbi trust. Payments aggregating $200,000 were paid to these officers on May 21, 2005 and the remaining $200,000 will be paid on May 21, 2006. These payments are included in selling, general and administrative expenses.

On September 16, 2004, Pequot purchased $5.5 million of Series A-2 Convertible Preferred Stock which is convertible into 2,000,000 shares of the Company's common stock at the conversion price of $2.75 per share, and 400,000 common stock warrants which are exercisable at a price of $3.44 per share. Pequot retained its right to purchase, solely at its option, Series A-3 Convertible Preferred Stock aggregating up to $12.5 million, plus warrants to purchase additional shares of common stock. Costs incurred in connection with the consummation of the second Pequot transaction amounted to approximately $25,000. The Company used the proceeds from the sales of Series A-1 and A-2 Convertible Preferred Stock to fund the cash portions of the purchase prices for the acquisitions of DataVox Technologies, Inc. ("DataVox")and Network Catalyst,, Inc. ("Network Catalyst") respectively.

On December 7, 2004, Pequot assigned to Constellation all of Pequot's rights and obligations under the Pequot Purchase Agreement to purchase a portion of the shares of the Series A-3 Convertible Preferred Stock and common stock warrants covered by that agreement. On that date the Company also entered into a purchase agreement (the "Pequot/Constellation Purchase Agreement") with Pequot and Constellation for up to $40 million of additional financing in the form of 7% convertible secured notes in three tranches. Under the terms of the Pequot/Constellation Purchase Agreement, following shareholder approval of the transaction any then outstanding notes would immediately convert into preferred stock and any future investments under that agreement would be in the form of convertible preferred stock rather than notes. Immediately thereafter, Pequot purchased from the Company $6.3 million of the Series A-3 Convertible Preferred Stock and 384,616 common stock warrants and Constellation purchased $6.3 million of the Series A-3 Convertible Preferred Stock and 384,616 common stock warrants. The A-3 Convertible Preferred Stock is convertible into 3,846,154 shares of common stock at a conversion price of $3.25 per share and the associated common stock warrants are exercisable for 769,232 shares of common stock at an exercise price of $4.06 per share.

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

In connection with the Pequot and Constellation purchase of the Series A-3 Convertible Preferred Stock and related warrants the Company allocated and recorded $9,000,000 to Series A-3 Convertible Preferred Stock and assigned and credited to additional paid in capital $3.5 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model.

On December 10, 2004, to fund the cash portion of the purchase price for the assets of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, "Vector") the Company sold to Pequot and Constellation pursuant to the Pequot/Constellation Purchase Agreement, $10,000,000 aggregate principal amount of notes (the "Series A-4 First Tranche Notes") and issued to Pequot and Constellation warrants to purchase 615,385 shares of the Company's common stock at an exercise price of $4.06 per share (the "Series A-4 First Tranche Warrants").

On March 10, 2005, to fund the cash portion of the purchase of Info Systems, Inc. ("Info Systems") the Company sold to Pequot and Constellation pursuant to the Pequot/Constellation Purchase Agreement, $6,000,000 aggregate principal amount of notes (the "Series A-4 Second Tranche Notes") and issued to Pequot and Constellation warrants to purchase 369,231 shares of the Company's common stock at an exercise price of $4.06 per share (the "Series A-4 Second Tranche Warrants"). The Series A-4 First Tranche Notes and the Series A-4 Second Tranche Notes are collectively referred to as "Series A-4 Notes."

The Series A-4 Notes accrued interest at an annual rate of 7%, payable quarterly. The interest accrued on each such payment date was added to the principal of the Series A-4 Notes. The Series A-4 Notes were converted into shares of Series A-4 Preferred Stock upon approval by the Company's shareholders on June 23, 2005. In connection with the conversion of the Series A-4 Notes into shares of Series A-4 Convertible Preferred Stock the Company allocated $16.5 million to Series A Preferred Stock.

The Company originally assigned a value of $6.8 million to the beneficial conversion feature of the Series A-4 notes, the warrants, and the options based on the relative fair values (using the Black Scholes Model) at the date of issuance and recorded this value as a discount to the Series A-4 Notes. This discount was accreted to interest expense over the term of the Series A-4 Notes. During the period ended June 30, 2005 the discount accreted to interest expense amounted to approximately $2.9 million.

On June 29, 2005, Pequot and Constellation purchased, for an aggregate purchase price of $5.0 million, 1,538,461 shares of Series A-4 Preferred Stock and 307,693 A-4 Warrants to purchase shares of common stock at an exercise price of $4.06. The Series A-4 Preferred Stock is convertible into shares of common stock at a conversion price of $3.25 per share. In connection with the issuance of the Series A-4 Preferred Stock and the related warrants, the Company allocated and recorded $4.2 million to Series A-4 Convertible Preferred Stock and assigned and credited to additional paid in capital $0.8 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model.

On July 7, 2005, the Company sold to Pequot and Constellation, for an aggregate purchase price of $4 million, 1,230,769 shares of Series A-4 Preferred Stock and 246,152 A-4 Warrants to purchase shares of common stock at an exercise price of $4.06. In connection with the issuance of the Series A-4 Preferred Stock and the related warrants, the Company allocated and recorded $3.5 million to Series A-4 Convertible Preferred Stock and assigned and credited to additional paid in capital $0.5 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model. Pequot and Constellation have the right to purchase up to $15,000,000 in aggregate principal amount of Series A-5 Convertible Preferred Stock, which is in turn convertible into 4,615,385 shares of the Company's common stock at a conversion price of $3.25. This additional right is exercisable until December 10, 2005.

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," the Company has initially accounted for the fair value of the warrants and the option as a liability since the Company is required to register the underlying common stock. The fair value of the warrants was calculated utilizing the Black Scholes Model. From the beginning of the fiscal year to the end of the current quarter, there was a change in the market value of the Company's common stock, and therefore, the Company recorded a $325,000 decrease in the carrying value of the liability for the quarter ended September 30, 2005 and a decrease of $1,292,000 for the six months ended September 30, 2005, respectively, which is included as a reduction in selling, general and administrative expenses. Any additional change in the future market value of the underlying securities may cause the value of the liability to change. Any change in the carrying value of the liability will be made through the Company's current statement of operations.

NOTE 5.  ACQUISITIONS

In executing its growth-through-acquisition strategy during the 2005 and 2006 fiscal year, the Company acquired the businesses and operating assets of three companies and all of the outstanding stock of a fourth company.

On September 17, 2004, the Company acquired the assets and business operations of Network Catalyst. The results of operations are included in the Company's financial results beginning September 18, 2004. For the six months ended September 30, 2005 the Company recorded adjustments to Goodwill in the amount of $2.4 million. $1.2 million related to the achievement of an earn-out for the period October 1, 2004 to September 30, 2005. The earn-out consisted of a cash payment of $960,000 made in July 2005 and 67,416 shares of common stock. The balance of the adjustment related to a decrease in the value of recorded assets of $0.7 million and an increase in employee related costs of $0.5 million.

On December 10, 2004, the Company acquired the assets and business operations of Vector. The results of operations are included in the Company's financial results beginning December 1, 2004. The Company recorded an adjustment to Goodwill in the amount of $0.2 million for the six months ended September 30, 2005 primarily related to the abandonment of facilities.

On March 11, 2005, the Company acquired all of the stock of Info Systems. The results of operations are included in the Company's financial results beginning March 1, 2005. Included in the six months ended September 30, 2005 is an adjustment to Goodwill of $0.4 million related primarily to an increase in employee related costs.

On August 16, 2005, the Company entered into a preliminary Agreement and Plan of Merger to acquire all of the outstanding stock of Nexl, Inc. ("Nexl"), a Massachusetts corporation for cash consideration of approximately $13,000,000 and 3,000,000 shares of MTM stock, $.001 par value per share. The number of shares issuable in the Nexl transaction will be adjusted in certain circumstances, such that the maximum value of the shares does not exceed $17.6 million. The merger is anticipated to be completed in the third quarter of fiscal 2006. Nexl's practice and service areas include enterprise storage, network infrastructure, security, IP telephony, and managed services.

The Company's acquisitions have been accounted for under the purchase method of accounting in accordance with GAAP. Under the purchase method of accounting, the purchase price of the acquired company, including direct costs of the transaction, are allocated to the tangible and intangible assets acquired based upon their estimated fair values, with the excess purchase consideration allocated to goodwill.

UNAUDITED PRO FORMA SUMMARY

The following unaudited pro forma information presents the results of operations of the Company as if the fiscal 2005 acquisitions of Network Catalyst, Vector. and Info Systems had taken place on April 1, 2004:

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
(in thousands, except per share data)              SEPTEMBER 30,          SEPTEMBER 30,
                                                            2004                   2004
Net Revenues                                  $           55,312       $        105,154
                                              ==================       ================
Net Loss                                      $             (431)       $        (9,783)
                                              ==================       ================

Basic and diluted loss per common share       $           (0.06)       $        (1.43)
                                              ==================       ================


The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

NOTE 6.  SEGMENT INFORMATION

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

NOTE 7.  2004 EQUITY INCENTIVE PLAN

On May 20, 2004, the Company's shareholders approved the Company's 2004 Equity Incentive Plan. On November 19, 2004 the shareholders approved an increase in the number of shares available for issuance under the Company's 2004 Equity Incentive Plan from 2,000,000 to 3,000,000 and on November 9, 2005 the shareholders approved a further increase to 4,000,000 shares. Since April 1, 2005 a total of 247,600 options to purchase shares of the Company's common stock, at exercise prices ranging from $3.40 to $4.05 per share, plus 113,750 restricted stock units have been issued to directors, executive officers, managers and employees of the Company.

NOTE 8.  SUBSEQUENT EVENTS

On October 11, 2005 the Company announced that it has signed a non-binding term sheet with a major pension fund for a $25 million subordinated term loan. The Company expects to use the proceeds from this loan to finance the continued execution of its acquisition strategy, including the previously announced acquisition of Nexl, (See Note 5 Acquisitions) and to support its organic growth initiatives. The Company anticipates closing the financing and the Nexl acquisition by December 2005.

The term sheet provides for a four year $25 million secured subordinated term loan with the loan coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the loan is expected to bear interest equal to the applicable federal rate, of which 2% per annum is expected to be payable quarterly in cash and all remaining interest is expected to accrue and only become due at maturity. In addition, upon maturity or upon the occurrence of certain liquidity events, the Company expects to pay a payment premium in respect of the loan equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the lender of 11%. As part of the transaction, the Company expects to issue 700,000 common stock purchase warrants to the lender, with an exercise price equal to the greater of $4.06 or 125% of the trading price of its common stock. The loan will be secured by a subordinated lien on the assets of the Company. The completion of the loan is subject to the execution of definitive agreements, and other closing conditions, including the Company's obtaining no less than an additional $10 million of equity financing.

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

INTRODUCTORY COMMENT--TERMINOLOGY

Throughout this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and "our Company" refers to MTM Technologies, Inc. (formerly, Micros-to-Mainframes, Inc.) ("MTM") and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

"Pequot Fund" refers to Pequot Private Equity Fund III, L.P., "Pequot Partners" refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, "Pequot," "Constellation Venture" refers to Constellation Venture Capital II, L.P., "Constellation Offshore" refers to Constellation Venture Capital Offshore II, L.P., "BSC" refers to the BSC Employee Fund VI, L.P., "CVC refers to the CVC Partners II, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, "Constellation," and together with Pequot, the "Investors."

INTRODUCTORY COMMENT--FORWARD-LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

The Company's critical accounting policies are disclosed in the Company's Annual Report on Form 10-K. There have been no material changes to these policies during the first six months of fiscal 2006.

OVERVIEW

The Company is a leading national computer and communications technology management company providing information technology ("IT") networking, communications, software applications and data center services, including secure access, voice over internet protocol, storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to support our clients' mission-critical business processes. The Company's clients consist of divisions of Fortune 100 and Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. The Company serves clients in most major U.S. metropolitan markets.

Since 1991, the Company has evolved to become a provider of IT professional services and IT managed solutions. The Company provides services to its clients that address the full life cycle of a business solution, from needs analysis, through planning, solution development, deployment, and testing, to on-going maintenance and support. The Company acts as a single-source provider of business technology solutions to our clients, an increasingly mandated requirement in today's marketplace. The Company is focusing its current marketing efforts in accelerating growth in such areas. Services accounted for approximately 32% of the Company's revenues for the three months ended September 30, 2005, as compared to 28% in the comparable 2004 period, with a small portion of these revenues derived from maintenance and repair services.

On May 20, 2004, the Company's shareholders approved an investment of up to $25 million by Pequot under the terms of our January 29, 2004 Purchase Agreement with Pequot. The investment is to be made through Pequot's purchase from the Company of shares of Series A Convertible Preferred Stock and warrants to purchase shares of the Company's common stock. On May 21, 2004, the Company completed an initial $7 million investment from Pequot and on September 16, 2004 the Company completed a second $5.5 million investment from Pequot.

On December 7, 2004, Pequot assigned to Constellation all of Pequot's rights and obligations under the Pequot Purchase Agreement to purchase a portion of the shares of the Series A-3 Convertible Preferred Stock and common stock warrants covered by that agreement. On December 7, 2004 the Company completed a $12.5 million aggregate investment from Pequot and Constellation.

On December 7, 2004, the Company also entered into a purchase agreement (the "Pequot/Constellation Purchase Agreement") with Pequot and Constellation for up to $40 million of additional financing. On December 10, 2004, the Company completed a $10 million aggregate investment and on March 10, 2005 the Company completed a $6 million aggregate investment from Pequot and Constellation. On June 29, 2005 the Company completed a $5.0 million aggregate investment and on July 7, 2005 the Company completed a $4.0 million aggregate investment from Pequot and Constellation.

The Company has used these funds to execute a growth through acquisition strategy, as well as for working capital needs. The Company believes that there is an opportunity to consolidate similar businesses throughout the United States. The Company expects to focus its acquisition strategy on businesses providing networking, messaging, storage and security solutions. The Company has successfully commenced the execution of its growth-through-acquisition strategy since July 2004 by completing four strategic acquisitions during fiscal 2005 of providers of advanced technology solutions and products.

As part of this strategy, on August 16, 2005 the Company entered into a preliminary Agreement and Plan Merger (the "Merger Agreement" with Nexl). The Company anticipates that this transaction will be completed by December 2005. Nexl provides strategic design, consulting integration and managed services to corporate clients using its expertise in Sun Microsystems, EMC, Oracle, and HP technology.

The Company continues to actively seek acquisitions that will further the Company's growth and operating strategies (See Note 5 - Acquistions). As additional companies are acquired, the sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions from the date of acquisition, and period-to-period comparisons may not be meaningful in some respects. Historical information for companies subsequent to their acquisition may include integrations and other costs that are not expected to continue in the future.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth for the periods presented information derived from our unaudited consolidated statement of operations expressed as a percentage of net revenue:

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                                    -------------------------            ---------------------------
                                                        2005             2004              2005                2004
Net revenues:
   Products                                             68.4%            72.5%             69.6%               76.0%
   Services                                             31.6%            27.5%             30.4%               24.0%
                                                    --------          -------            -------              ------
Total net revenues                                     100.0%           100.0%            100.0%              100.0%

Cost of products sold                                   58.8%            66.3%             59.7%               70.2%
Cost of services provided                               17.9%            19.4%             17.7%               17.6%
                                                    --------          -------            -------              ------

Gross Profit - products                                  9.6%             6.2%              9.9%                5.8%
Gross Profit - services                                 13.6%             8.1%             12.7%                6.4%
Selling, general and administrative
expenses (a)                                            22.8%            18.3%             23.5%               21.4%
                                                    --------          -------            -------              ------
Operating income (loss)                                  0.4%           (4.0%)             (0.9%)              (9.2%)
Interest expense (b)                                     0.6%             0.5%              3.8%                0.6%
                                                    --------          -------            -------              ------
Net loss                                               (0.2%)           (4.5%)             (4.7%)              (9.8%)
                                                    ========          =======            =======              ======

(a) Included in the six months ended September 30, 2005 is $1.2 million of expense incurred in the first quarter for the settlement of certain executive arrangements and deferred payments relating to the May 2004 Pequot investment, and included in the six months ended September 30, 2004 is $1.1 million of expense incurred in the first quarter of fiscal 2005 for payments made to two officers of the Company in connection with the May 2004 investment in the Company by Pequot.
(b) Included in the six months ended September 30, 2005 is $3.2 million of non cash interest expense incurred during the first fiscal quarter of 2006 related to the convertible notes.



THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005, AS COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004

Net Revenue

Net revenue for the three months ended September 30, 2005 was $47.0 million, as compared with net revenue of $18.7 million for the comparable 2004 period. For the six months ended September 30, 2005, net revenue amounted to $96.6 million, as compared with net revenue of $34.0 million for the comparable 2004 period. The Company has achieved growth of 137% for products and 188% in services for the three months ended September 30, 2005, as compared with the same three month period in 2004. The increase in revenue primarily was due to the inclusion of the results of our acquisitions during the past six months.

Gross Profit

Gross profit for the three months ended September 30, 2005 was $10.9 million, as compared with gross profit of $2.7 million for the comparable 2004 period. For the six months ended September 30, 2005, gross profit amounted to $21.8 million, as compared with gross profit of $4.1 million for the comparable 2004 period. The increase in gross profit was primarily due to the inclusion of the results of our acquisitions during the past six months. The Company achieved gross margins of 23.2% for the three months ended September 30, 2005, as compared to gross margins of 14.3% for the three months ended September 30, 2004. The improved gross margin was due to favorable revenue mix, driven by a higher proportion of services.

We continue to face competitive market pressures which may impact the gross profit on our product revenue and service related revenue. We currently face a number of adverse business conditions, including price and gross profit margin pressures and market consolidation. In recent years, all major hardware vendors have instituted extremely aggressive price reductions in response to lower component costs and discount pricing by certain computer manufacturers. The increased price competition among major hardware vendors has resulted in declining gross profit margins for many computer distributors, including us, and may result in a reduction or elimination of existing vendor subsidies in the future. We believe that these current conditions, which are forcing certain of our direct competitors out of business, may present us with opportunities to expand our business. There can be no assurance, however, that we will be able to continue to compete effectively, given the intense price reductions and competition currently existing in the computer industry.

Selling, General and Administrative

Selling, general and administrative expenses increased to $10.7 million in the three months ended September 30, 2005 from $3.4 million in the comparable 2004 period. For the six months ended September 30, 2005, selling, general and administrative expenses increased to $22.6 million from $7.3 million during the six months ended September 30, 2004. The increase in expenses is primarily due to the inclusion of certain selling, general and administrative expenses of the Company's acquisitions, as well as the expansion of corporate administrative expenses necessary to operate the Company's expanded business. Furthermore, the 2005 expenses included $1.2 million relating to pay-outs for certain executive agreements, offset by a $1.3 million gain relating to the fair value of the Company's warrant liability. The 2004 expenses included $1.1 million for special compensation arrangements incurred in connection with the Pequot investment. Expressed as a percentage of net revenues, selling, general and administrative expense was 22.8% for the three months ended September 30, 2005 a sequential improvement versus the three months ended June 30, 2005.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $1.5 million for the quarter ended September 30, 2005, as compared to a negative $0.4 million in the comparable 2004 quarter. EBITDA for the six months ended September 30, 2005 amounted to $1.6 million as compared to a negative $2.4 million for the comparable prior year period. The EBITDA improvements resulted from both increased net revenue and improved gross margins discussed above, partially offset by increased selling, general and administrative expenses. The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                        -----------------------           ----------------------
(in thousands)                            2005             2004              2005           2004
EBITDA                                  $1,459            ($372)          $ 1,570        ($2,350)
Depreciation and amortization            1,260              371             2,417            773
Interest expense (a)                       277               92             3,713            217
                                        ------           ------           -------       --------
Net loss                                  ($78)           ($835)          ($4,560)       ($3,340)
                                        ======           ======           =======       ========


(a) Included in the six months ended September 30, 2005 is $3.2 million of non cash interest expense incurred during the first fiscal quarter of 2006 related to the convertible notes.



We believe that EBITDA, which is not a recognized measure for financial presentation under GAAP, provides investors and management with a useful supplemental measure of our operating performance because it more closely approximates the cash generating ability of the Company as compared to operating income (loss). Operating income (loss) includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets. EBITDA results should be evaluated in light of our financial results prepared in accordance with GAAP. EBITDA does not have any standardized definition and is therefore unlikely to be comparable to similar measures presented by other reporting companies.

Interest Expense

Interest expense was $0.3 million and $0.1 million in the three months ended September 30, 2005 and 2004, respectively. In addition, interest expense was $3.7 million and $0.2 million in the six months ended September 30, 2005 and 2004, respectively. Most of the increase was attributable to $3.2 million of non-cash interest expense on the convertible notes, with the balance of the growth due to an increase in the average debt outstanding in support of the acquisitions.

Net Loss

The net loss was $0.1 million in the three months ended September 30, 2005 as compared to a net loss of $0.8 million in the comparable 2004 period. The net loss was $4.6 million in the six months ended September 30, 2005 as compared to a net loss of $3.3 million in the comparable 2004 period. The increase in the net loss for the six month period was the result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company measures its liquidity in a number of ways, including the following:

                                          SEPTEMBER 30,             MARCH 31,
(in thousands)                                     2005                  2005
                                        --------------------------------------
Cash                                      $      4,193            $    4,010
Working capital                           $      2,718            $  (12,457)
Current ratio                                   1.06:1                0.78:1
Secured financing facilities              $     14,412            $   16,544


The Company manages its cash in order to internally fund operating needs. At September 30, 2005 cash increased by $0.2 million to $4.2 million compared with $4.0 million at March 31, 2005, due primarily to cash provided from financing activities. Working capital at September 30, 2005 was $2.7 million compared to a working capital deficit of ($12.5) million at March 31, 2005. Included in current liabilities at September 30, 2005 are obligations of $14.4 million relating to the Company's secured financing facilities, described below.

On June 8, 2005, the Company entered into a secured revolving credit facility (the "CIT Facility") with CIT Group/Business Credit Inc. ("CIT") and a new Amended and Restated Loan and Security Agreement (the "New Textron Facility") with Textron, providing a combined maximum availability of up to $40 million. The CIT Facility and the New Textron Facility will be used to fund working capital and floor-planning needs, and were also used to refinance the Old Textron Facility.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base based on eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters, it also restricts the Company's ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT facility will bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company's option.

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

As of September 30, 2005, the Company was in compliance with all covenants relating to the financing facilities.

The Company's outstanding debt under its secured revolving credit facility was approximately $9.8 million as of September 30, 2005 and $13.6 million at March 31, 2005, respectively. The amount outstanding under the Company's inventory financing agreements was approximately $4.6 million as of September 30, 2005 and $2.9 million at March 31, 2005, respectively.

During the six months ended September 30, 2005, the Company used cash of approximately $3.6 million in operating activities. This primarily was the result of working capital needs to support increases in customer accounts receivable, prepaid and current assets, and other assets, plus decreases in accounts payable and accrued expenses.

Net cash used in investing activities amounted to approximately $3.0 million. The significant uses were for the purchases of property and equipment in the amount of $2.4 million, adjustments to the purchase price related to business acquisitions of $1.6 million, offset by a decrease in restricted cash of $1.0 million.

In addition, net cash provided by financing activities was $6.8 million primarily related to the net proceeds from the issuance of shares of Series A Preferred Stock in the amount of $8.8 million, offset by net repayments under our secured notes payable and inventory financing of $2.1 million.

As a result of the foregoing, the Company's cash increased approximately $0.2 million.

FUTURE NON-CANCELABLE MINIMUM LEASE PAYMENTS

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating leases as of September 30, 2005 are as follows (in thousands):

     Year Ending March 31,
                  2006 (remaining six months)            $     949
                  2007                                       1,826
                  2008                                       1,505
                  2009                                       1,201
                  2010                                       1,106
             Thereafter                                      2,270
                                                         ---------
                                                         $   8,857
                                                         =========

The Company believes that funds generated from operations, together with cash on hand and borrowings available under its credit facilities will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. The Company may choose to obtain additional capital or financing to consummate future acquisitions. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS 123. SFAS 123R will require the Company to , among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, "Share-Based Payment," are effective no later than the beginning of the next fiscal year that begins after June 15, 2005, and the Company will adopt the new requirements in its first fiscal quarter of 2007 The adoption of SFAS 123R will reduce the Company's future net earnings. Management continues to evaluate the impacts of SFAS 123R and related interpretations to quantify the expected financial impacts.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2007 is not expected to have a significant impact on the Company's consolidated balance sheet or statement of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest on our financing arrangements are based on the prime rate, consequently, any changes in that rate will impact our interest expense. Based on borrowings of approximately $5.0 million, a 0.25% increase in the prime rate would translate to an approximately twelve thousand dollar increase in our annual interest expense. The Company does not currently hedge interest rate exposures.

There has been no material change in credit risk or accounts receivable risk discussed in Item 7 of the Company's Fiscal 2005 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed, as of September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer (`CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including the CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2005. For the most recent fiscal quarter ended September 30, 2005 there have been no significant changes in our internal controls or financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: July 7, 2005), filed with the Securities and Exchange Commission on July 12, 2005 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

     On July 2, 2004, we acquired the assets and business operations of DataVox. As part of purchase price for DataVox we issued a promissory note (the "DataVox Notes"), in the principal amount of $124,757, to each of the two DataVox shareholders. Each DataVox Note is payable in five equal quarterly installments of $20,792 and one final quarterly installment of $20,792, (each, an "Installment") such Installments being due on October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006 (each, an "Installment Due Date"), without interest. Payments of principal and interest, if any, on the DataVox Notes is payable at our option in any combination of cash and common stock, provided that all payments must be made with a minimum of 25% cash and cannot be made with more than a maximum of 75% cash. On July 1, 2005 we issued to each DataVox Shareholder 4,425 shares of our common stock as part of the July 1, 2005 Installment. The issuance of common stock to each DataVox Shareholder was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), and/or Regulation D thereunder. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exception thereunder. The DataVox Shareholders received, or had access to, material information concerning us and our operations including, but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

On September 17, 2004, we acquired the assets and business operations of Network Catalyst. As part of the purchase price for Network Catalyst, we agreed to pay to Network Catalyst (or its assigns) additional cash amounts, as well as transfer to Network Catalyst additional shares of our common stock, on the achievement of certain financial targets. These financial targets were achieved and on July 11, 2005, in partial satisfaction to our obligations to Network Catalyst, we issued 33,708 shares of Common Stock to a trust controlled by William Corbin, and 16,854 shares of common stock to each of Richard Wallace and Stephen Urell (collectively, the "Network Catalyst Parties"). The issuance of common stock to each of the Network Catalyst Parties was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, and/or Regulation D thereunder. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exception thereunder. The Network Catalyst Parties received, or had access to, material information concerning us and our operations including, but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS

(A)    Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit
  No.      Description
--------------------------------------------------------------------------------

    2.1 Merger Agreement dated August 16, 2005, among (A)NEXL, Inc., a Massachusetts corporation, (B) MTM Technologies (Massachusetts), LLC, a Delaware limited liability company, (C) MTM Technologies, Inc., a New York corporation and the sole shareholder of Merger Subsidiary, (D) Clifford L. Rucker.*

    3.1    Restated Certificate of Incorporation.*

    3.2    Amended and Restated By-Laws, as amended.*

    4.1 Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*

    4.2 Purchase Agreement, dated December 7, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

    4.3 Amended and Restated Shareholders' Agreement dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. *

    4.4    Amended and Restated Registration Rights Agreement dated
           August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

    4.5    Form of Series A-3 Warrant Certificate.*

    4.6    Form of the A-4 Warrants Certificate.*

   10.1 Lease Agreement by and between MTM Technologies, Inc. and 1200 High Ridge Company, LLC for the premises located at 1200 High Ridge Road, Stamford, CT 06905*

   31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.

   31.2    Certification pursuant to Exchange Act Rule 13a-14(a) of Alan
           Schwartz.

   32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.

   32.2 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.

---------
    *      Incorporated by reference.  See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MTM Technologies, Inc.



November 11, 2005              By:         /s/ Francis J. Alfano
                                  ----------------------------------------------
                                    Francis J. Alfano, Chief Executive Officer
                                           (Principal Executive Officer)



November 11, 2005              By:               /s/ Alan Schwartz
                                  ----------------------------------------------
                                      Alan Schwartz, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                             MTM TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 30, 2005

                                  EXHIBIT INDEX
 Exhibit
  Number   Description
  ------   -----------
    2.1 Merger Agreement dated August 16, 2005, among (A)NEXL, Inc., a Massachusetts corporation, (B) MTM Technologies (Massachusetts), LLC, a Delaware limited liability company, (C) MTM Technologies, Inc., a New York corporation and the sole shareholder of Merger Subsidiary,
           (D) Clifford L. Rucker [Incorporated by reference to exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]
    3.1    Restated Certificate of Incorporation [Incorporated by reference to
           Exhibit 3 to the registrant's Current Report on Form 8-K (Date of
           Report: June 29, 2005) filed with the Securities and Exchange Commission on July 7, 2005.]
    3.2 Amended and Restated By-Laws, as amended. [Incorporated by reference to exhibit 3.1 to the registrant's Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]
    4.1 Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant's definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]
    4.2 Purchase Agreement, dated December 7, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K, (Date of Report: December 21, 2004), filed with the Securities and Exchange Commission on December 23, 2004.]
    4.3 Amended and Restated Shareholders' Agreement dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K, (Date of
           Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]
    4.4 Amended and Restated Registration Rights Agreement dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K, (Date of
           Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]
    4.5    Form of Series A-3 Warrant Certificate [Incorporated by reference to
           Exhibit 10.7 of the registrant's Current Report on Form 8-K (Date of
           Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
    4.6    Form of the A-4 Warrants Certificate [Incorporated by reference to
           Exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of
           Report: December 7, 2005), filed with the Securities and Exchange Commission on December 13, 2004.]
   10.1 Lease Agreement by and between MTM Technologies, Inc. and 1200 High Ridge Company, LLC for the premises located at 1200 High Ridge Road, Stamford, CT 06905 dated as of August 15, 2005. [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]
   31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.
   31.2    Certification pursuant to Exchange Act Rule 13a-14(a) of Alan
           Schwartz.
   32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
   32.2 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Alan Schwartz.