Form 10-Q
period 2005-12-31
MTM Technologies, Inc.
filed 2006-02-14
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 0-22122

MTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	3-3354896 (I.R.S. Employer Identification Number)

1200 High Ridge Road Stamford, CT (Address of principal executive offices)	06905 (Zip Code)

(203) 975-3700 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 10,701,621 shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 10, 2006.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended December 31, 2005

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2005	March 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash	$17,695	$4,010
Restricted cash	-	1,000
Accounts receivable - trade, net of allowance of $1,549 and $741, respectively	60,608	34,180
Inventories	2,305	3,408
Prepaid expenses and other current assets	4,910	2,360
Total current assets	85,518	44,958

Property and equipment	24,029	16,234
Less accumulated depreciation and amortization	13,208	11,016
	10,821	5,218
Goodwill	68,721	36,235
Identified intangible assets, net of amortization	6,526	6,471
Other assets	532	332
TOTAL ASSETS	$172,118	$93,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Secured revolving credit facilities	$14,593	$13,614
Inventory financing agreements	4,693	2,930
Current portion of promissory notes	708	366
Accounts payable and accrued expenses	45,547	22,477
Convertible subordinated promissory notes	-	13,321
Deferred revenue	5,333	4,522
Current portion of capital lease obligations	355	185
Total current liabilities	71,229	57,415

Secured promissory note	22,544	-
Warrants and future rights liability	-	6,335
Non-current portion of promissory notes	-	667
Non-current portion of capital lease obligation	564	281
Total liabilities	94,337	64,698

Shareholders’ equity:
Series A preferred stock, $.001 par value; 31,000,000 and 14,000,000 shares authorized; 20,024,832 and 9,101,968 shares issued and outstanding respectively	49,883	16,997
Common stock, $.001 par value; authorized 80,000,000 and 10,000,000 shares, respectively; issued and outstanding 10,581,931 and 7,376,239 shares respectively	11	8
Additional paid-in capital	50,663	29,397
Accumulated deficit	(22,776)	(17,886)
Total shareholders’ equity	77,781	28,516
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,118	$93,214

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net revenues:
Products	$54,404	$21,138	$121,224	$46,943
Services	14,598	8,553	44,377	16,703
Total net revenues	69,002	29,691	165,601	63,646
Costs and expenses:
Cost of products sold	47,043	18,696	104,420	42,518
Cost of services provided	8,730	4,973	26,156	10,962
Selling, general and administrative	12,749	5,555	35,392	12,822
Total costs and expenses	68,522	29,224	165,968	66,302
Income (loss) from operations	480	467	(367)	(2,656)
Interest expense	(631)	(1,242)	(4,344)	(1,459)
Loss before income tax provision	(151)	(775)	(4,711)	(4,115)
Provision for income taxes	179	-	179	-
Net loss	$(330)	$(775)	$(4,890)	$(4,115)
Net loss per common share:
Basic and Diluted	$(0.04)	$(0.13)	$(0.63)	$(0.76)

Weighted average number of common shares outstanding:
Basic and Diluted	8,562	6,091	7,822	5,400

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,890)	$(4,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	124	74
Depreciation	2,255	1,123
Amortization of intangibles	1,694	-
Amortization of debt discount	2,972	1,046
Non-cash interest on subordinated promissory notes	263	34
Non-cash stock compensation	61	-
Gain on fair value of warrants	(1,292)	-
Changes in operating assets and liabilities net of effect of acquisitions:
(Increase) decrease in assets:
Accounts receivable	(14,524)	(2,828)
Inventories	219	(120)
Prepaid expenses and other current assets	(443)	(355)
Other assets	(211)	329
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,234	(1,965)
Deferred revenue	161	(993)
Net cash used in operating activities	(11,377)	(7,770)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(13,430)	(20,501)
Purchases of property and equipment	(4,853)	(1,177)
Adjustment to purchase price related to acquisition of businesses	(2,217)	-
Decrease (increase) in restricted cash	1,000	(1,000)
Net cash used in investing activities	(19,500)	(22,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on secured revolving credit facilities	250	5,372
Borrowing (repayment)on inventory financing	1,472	(850)
Proceeds from issuance of preferred stock, net	18,628	23,752
Proceeds from issuance of secured promissory note	24,305	-
Proceeds from issuance of subordinated promissory notes	-	10,000
Common stock issued from stock options exercised	130	17
Payments on capital lease obligations	(192)	(57)
Principal payments on promissory note	(31)	(31)
Net cash provided by financing activities	44,562	38,203

NET INCREASE IN CASH	13,685	7,755
CASH AT BEGINNING OF PERIOD	4,010	370
CASH AT END OF PERIOD	$17,695	$8,125

Supplemental disclosure of non-cash financing activities:
Exchange of convertible subordinated promissory notes for Series A Preferred Stock	$16,499	$-
Reclassification of warrants and future rights liability to additional paid-in capital	$5,043	-
Equipment acquired by capital lease	$644	-
Supplemental disclosure of non-cash investing activities:
Adjustment to purchase price of subsidiary consisting of common stock	$235	$-
Common stock issued in acquisition	$10,740	$-
Additional liability incurred to settle contingent consideration relative to acquisitions	$3,692	$-

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Financial Statement Presentation

The accompanying condensed consolidated financial statements include the accounts of MTM Technologies, Inc. and its wholly owned subsidiaries, collectively referred to as (the “Company”). All significant intercompany accounts and transactions have been eliminated.

The Company is a leading national provider of sophisticated information technology solutions services including information technology networking, communications, software applications and data center services, including secure access, voice over internet protocol, storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to support its clients’ mission-critical business processes. The Company’s clients consist of divisions of Fortune 100 and Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. The Company serves clients in most major metropolitan markets in the United States.

The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the suppliers, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company’s three largest suppliers accounted for 21%, 14% and 11% of all product sales for the three months ended December 31, 2005 and 18%, 18%, and 13% of all product sales for the nine months ended December 31, 2005, respectively. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at an amount to allow for profitable resale at a competitive market price.

The Company sustained a net loss of ($4.6) million for the first half of fiscal 2006 and ($0.3) million for the third quarter of fiscal 2006, respectively, and had net working capital of $14.3 million at December 31, 2005 as compared to negative ($12.5) million at March 31, 2005. The Company has improved its working capital position as a result of cost control initiatives and integration efforts, the discontinuation of certain sales of low margin products, obtaining new credit facilities, issuing a promissory note and issuing equity capital. The Company anticipates that its available cash together with its debt financing and credit facilities will provide the Company with the capital necessary to meet its obligations as they come due in the foreseeable future.

The condensed consolidated balance sheet of the Company at March 31, 2005 has been derived from the Company’s Annual Report on Form 10-K for the year then ended. All other condensed consolidated financial statements contained herein have been prepared by the Company and are unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2005 and the notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2006.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation

The Company has elected, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting For Stock-Based Compensation - Transition and Disclosure,” to apply the current accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information required by SFAS 123. If the Company had elected to recognize compensation cost based upon the estimated fair value of the options at the dates of grant, as prescribed by SFAS 123, the Company’s net loss and loss per common share for the three and nine months ended December 31, 2005 and 2004 would have been the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2005	2004	2005	2004

Net loss - as reported	$(330)	$(775)	$(4,890)	$(4,115)
Deduct: Total stock-based compensation expense using the fair value method for all awards	(764)	(788)	(1,954)	(1,152)
Net loss - proforma	(1,094)	(1,563)	(6,844)	(5,267)

Basic and diluted net loss per common share - as reported	$(0.04)	$(0.13)	$(0.63)	$(0.76)
Basic and diluted net loss per common share - pro forma	$(0.13)	$(0.26)	$(0.87)	$(0.98)

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model (“Black Scholes”) using certain assumptions. Black-Scholes was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. In addition, Black-Scholes requires the input of highly subjective assumptions including the expected stock price volatility. In management’s opinion, the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Financial Statement Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the December 31, 2005 presentation. Prior to April 1, 2005, the warrants and future rights liability had been shown as a current liability. There was no impact on previously reported net loss and cash flows as a result of this reclassification. Additionally, certain amounts in the prior year cash flow statement have been reclassified to conform to the current year's presentation.

Inventories

Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out method.

Per Share Data

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 27,436,000 common shares as of December 31, 2005, have not been included in the weighted-average shares used for the calculation of earnings per share for the three and nine months ended December 31, 2005 since the effect of such securities would be anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005, and the Company will adopt the new requirements in its first fiscal quarter of 2007, which is June 30, 2006. The adoption of SFAS 123R will reduce the Company’s future net earnings. Management continues to evaluate the impacts of SFAS 123R and related interpretations to quantify the expected financial impacts.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2007, which begins April 1, 2006, is not expected to have a significant impact on the Company’s consolidated balance sheet or statement of operations.

NOTE 2. CREDIT FACILITIES

On May 21, 2004, the Company and its subsidiaries entered into an Amended and Restated Financing Facility (the “Old Textron Facility”) with Textron Financial Corporation (“Textron”). The Old Textron Facility provided for an initial credit facility of up to $15 million and was secured by all of the Company’s assets, except for permitted encumbrances.

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

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of December 31, 2005, the Company did not meet a certain financial covenant prescribed under the CIT Facility and the New Textron Facility; however, the Company received letters of forbearance from CIT and Textron.

The Company’s outstanding debt under its secured revolving credit facilities was approximately $14.6 million as of December 31, 2005 and $13.6 million at March 31, 2005, respectively. The amount outstanding under the Company’s inventory financing agreements was approximately $4.7 million as of December 31, 2005 and $2.9 million at March 31, 2005, respectively.

NOTE 3. COMMITMENTS

Lease Commitments

Operating Leases

On August 15, 2005, the Company entered into a lease agreement with 1200 High Ridge Company, LLC for 20,650 rentable square feet of office space located in Stamford, Connecticut (the “New Lease”). This office space is the Company’s new principal executive offices. The term of the New Lease is five years commencing December 1, 2005 at an annual rate of approximately $475,000.

On December 1, 2005, the Company was assigned a lease agreement with C&S Peabody Realty Trust for 38,339 rentable square feet of office space located in Peabody, Massachusetts (the “Nexl Lease”). This office space will serve as one of the Company’s northeast regional offices. The term of the Nexl Lease is five years expiring on December 31, 2009. The annual rent expense is approximately $475,000.

On December 8, 2005, the Company entered into a lease agreement with 45 Broadway LLC for approximately 15,000 rentable square feet of office space located in New York City, New York (the “New York Lease”). This office space will serve as one of the Company’s northeast regional offices. The term of the New York Lease is ten years, five months commencing on or about April, 2006 at an annual rate of approximately $485,000.

Capital Leases

In October 2005, the Company entered into a lease agreement with Bayshore Ford Truck Sales, Inc. for a fleet of cargo vans (the “Van Lease”). The vans are used to support the Company’s Mid-Atlantic operations. The term of the Van Lease is three years commencing on October 10, 2005.

Future annual minimum lease payments including estimated escalation amounts under noncancelable operating and capital leases as of December 31, 2005 are as follows (in thousands):

Year Ending March 31,	Total	Operating	Capital
2006 (remaining three months)	$784	$705	$79
2007	3,316	2,910	406
2008	2,970	2,657	313
2009	2,468	2,347	121
2010	2,046	2,046	0
Thereafter	5,620	5,620	0
	$17,204	$16,285	$919

Employment Agreements

The Company has entered into employment agreements, which require the following payments (in thousands) as of December 31, 2005:

Year Ending March 31,
2006 (remaining three months)	$931
2007	2,766
2008	404
$4,101

In addition, certain of the agreements provide for bonus compensation based on certain performance goals.

NOTE 4. SERIES A PREFERRED STOCK AND NOTES AND LONGTERM DEBT

“Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot,” “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to the BSC Employee Fund VI, L.P., “CVC refers to the CVC Partners II, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation,” and together with Pequot, the “Investors.”

On December 7, 2004, the Company entered into a purchase agreement (the "Pequot/Constellation Purchase Agreement") with the Investors. Under the terms of the Pequot/Constellation Purchase Agreement, the Company granted to the Investors the option to purchase (i) at any time, but in no event later than September 10, 2005, convertible secured subordinated promissory notes in the aggregate principal amount of up to $25.0 million (the "Series A-4 Notes") which, upon shareholder approval, were convertible into shares of the Series A-4 Preferred Stock, and detachable warrants to purchase up to 1,538,463 shares of common stock (the "Series A-4 Warrants"), and (ii) at any time, but in no event later than December 10, 2005, convertible secured subordinated promissory notes in the aggregate principal amount of up to $15.0 million (the "Series A-5 Notes" and together with the Series A-4 Notes, the "Notes") which, subject to shareholder approval, were convertible into shares of the Series A-5 Preferred Stock.

On December 10, 2004, to fund the cash portion of the purchase price for the assets of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, “Vector”) the Company sold to the Investors pursuant to the Pequot/Constellation Purchase Agreement, $10.0 million aggregate principal amount of Series A-4 Notes and issued to the Investors 615,385 Series A-4 Warrants at an exercise price of $4.06 per share

On March 10, 2005, to fund the cash portion of the purchase of Info Systems, Inc. (“Info Systems”) the Company sold to the Investors pursuant to the Pequot/Constellation Purchase Agreement, $6.0 million aggregate principal amount of Series A-4 Notes and issued to Pequot and Constellation 369,231 Series A-4 Warrants at an exercise price of $4.06 per share.

The Company originally assigned a value of $6.8 million to the beneficial conversion feature of the Series A-4 Notes, the Series A-4 Warrants, and the Investors option to acquire additional Series A-4 Notes and Series A-4 Warrants and to acquire Series A-5 Notes based on the relative fair values using the Black Scholes Model at the date of issuance and recorded this value as a discount to the Series A-4 Notes when issued. This discount was accreted to interest expense over the term of the applicable Series A-4 Notes. During the period ended June 30, 2005 the discount accreted to interest expense amounted to approximately $2.9 million. On June 23, 2005 the Series A-4 Notes were automatically converted to Series A-4 Preferred Stock.

On June 29, 2005, the Investors purchased, for an aggregate purchase price of $5.0 million, 1,538,461 shares of Series A-4 Preferred Stock and 307,693 Series A-4 Warrants at an exercise price of $4.06. The Series A-4 Preferred Stock is convertible into shares of common stock at a conversion price of $3.25 per share. In connection with the issuance of the Series A-4 Preferred Stock and the related warrants, the Company allocated and recorded $4.2 million to Series A-4 Preferred Stock and assigned and credited to additional paid in capital $0.8 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model.

On July 7, 2005, the Company sold to the Investors, for an aggregate purchase price of $4.0 million, 1,230,769 shares of Series A-4 Preferred Stock and 246,152 Series A-4 Warrants at an exercise price of $4.06. In connection with the issuance of the Series A-4 Preferred Stock and the related warrants, the Company allocated and recorded $3.5 million to Series A-4 Preferred Stock and assigned and credited to additional paid in capital $0.5 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model.

On October 11, 2005 the Company announced that it had signed a non-binding term sheet with a major pension fund for a $25.0 million subordinated term loan. On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund, as Lender (the "Lender"), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the "Note") and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company's Common Stock at an exercise price of $4.06 per share (the "Lender Warrant"). The Company used a portion of the funds to finance the acquisition of Nexl, Inc. on December 1, 2005 (See Note 5 - Acquisitions) and expects to use the remainder of the proceeds from this loan to finance the continued execution of its acquisition strategy and to support its organic growth initiatives.

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity.  As of December 31, 2005, $0.2 million in interest has been accrued on the Note. In addition, upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%.  The Note is secured by a subordinated lien on the assets of the Company.  In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.8 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.7 million for the fair value of the Lender Warrant. The value attributed to the Lender Warrant was determined by independent valuation utilizing the Black Scholes Model.

The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of December 31, 2005, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ending December 31, 2005 and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

As of December 31, 2005, the Company was in compliance with all covenants relating to the Note.

The Company’s outstanding debt under the Note including accrued interest was approximately $22.5 million as of December 31, 2005.

On November 23, 2005, the Investors purchased, for an aggregate purchase price of $10.0 million, 3,076,923 shares of Series A-5 Preferred Stock and 450,000 warrants to purchase common stock at an exercise price of $4.06. The Series A-5 Preferred Stock is convertible into shares of common stock at a conversion price of $3.25 per share. In connection with the issuance of the Series A-5 Preferred Stock and the related warrants, the Company allocated and recorded $8.7 million to Series A-5 Preferred Stock and assigned and credited to additional paid in capital $1.3 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model. The Investors remaining option to acquire Series A-5 Preferred Stock expired on December 31, 2005.

In accordance with Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock,” the Company had initially accounted for the fair value of the Series A-4 Warrants issued in December 2004 and March 2005 and the Investors option to acquire additional Series A-4 Notes and Series A-4 Warrants and to acquire Series A-5 Notes as a liability since the Company was required to file a Registration Statement with the Securities and Exchange Commission for the resale by the Investors of the underlying common stock and to use reasonable best efforts to have such Registration Statement become effective or, in certain circumstances, pay cash liquidated damages. Such process was completed in December 2005 and the Company has reclassified the remaining amount of the fair value to shareholders’ equity. The fair value was calculated utilizing the Black Scholes Model.

Prior to the reclassification, there was a change in the market value of the Company’s common stock, and therefore, the Company recorded a decrease in the carrying value of the liability for the nine months ended December 31, 2005 of $1,292,000, which is included as a reduction in Selling, general and administrative expenses.

NOTE 5.  ACQUISITIONS

In executing its growth-through-acquisition strategy during the 2005 and 2006 fiscal years, the Company acquired the businesses and operating assets of three companies and all of the outstanding stock of two companies.

On September 17, 2004, the Company acquired the assets and business operations of Network Catalyst. The results of operations are included in the Company’s financial results beginning September 18, 2004. For the six months ended September 30, 2005 the Company recorded adjustments to Goodwill in the amount of $2.4 million. $1.2 million of which related to the achievement of an earn-out for the period October 1, 2004 to September 30, 2005. The earn-out consisted of a cash payment of $960,000 made in July 2005 and 67,416 shares of common stock. The balance of the adjustment related to a decrease in the value of recorded assets of $0.7 million and an increase in employee related costs of $0.5 million. There were no adjustments made to Goodwill related to Network Catalyst during the quarter ended December 31, 2005.

On December 10, 2004, the Company acquired the assets and business operations of Vector. The results of operations are included in the Company’s financial results beginning December 1, 2004. The Company recorded an adjustment to Goodwill in the amount of $0.2 million for the six months ended September 30, 2005 primarily related to the abandonment of facilities. In accordance with the terms of the acquisition of Vector the sellers were entitled to additional consideration dependent upon certain EBITDA targets for the period January 1, 2005 to December 31, 2005 in an amount not to exceed $3.0 million. At December 31, 2005 the Company recorded an additional adjustment to Goodwill of $3.0 million related to the earn out. The additional consideration is to be paid out in stock during the first quarter of fiscal year 2007.

On March 11, 2005, the Company acquired all of the stock of Info Systems. The results of operations are included in the Company’s financial results beginning March 1, 2005. Included in the six months ended September 30, 2005 is an adjustment to Goodwill of $0.4 million related primarily to an increase in employee related costs. Under the terms of the purchase agreement, the Company has a liability to the sellers for earn out consideration which is to be calculated for the period March 11, 2005 to September 30, 2005, based on formulas related to EBITDA. The Company accrued additional consideration of $0.7 million related to the earn out, of which both the $0.3 million in cash and 124,109 shares of the Company’s common stock were paid out in January 2006. For the quarter ended December 31, 2005 the Company recorded an adjustment to Goodwill related to the above earn out as well as an adjustment related to a decrease in the value of purchased assets of $0.6 million.

On December 1, 2005, the Company acquired all of the outstanding stock of Nexl, Inc. (“Nexl”), a Massachusetts corporation for cash consideration of approximately $13.3 million and 2,999,998 shares of MTM stock, less transaction costs of approximately $0.7 million. The 2,999,998 shares were valued at $3.58 per share, the closing price on August 16, 2005, the date the Company and Nexl entered into the Agreement and Plan of Merger, for a total of $10.7 million. The shares have a $.001 par value per share, a portion of which is being held in escrow to be distributed at a later date pursuant to the terms of an escrow agreement between the parties. Nexl provides complete infrastructure computing in the areas of enterprise computing and storage, networking and security and managed services. Nexl’s practice and service areas include enterprise storage, network infrastructure, security, IP telephony, and managed services. The results of operations are included in the Company’s financial results beginning December 1, 2005.

As part of the consideration paid the shareholders of Nexl will receive an additional payment of $1.0 million in cash and $1.0 million in common shares, not to exceed 250,000 shares upon the achievement of certain EBITDA targets.

The Company is in the process of obtaining a valuation of the fair value of the identified intangible assets and their estimated useful lives. The purchase price of Nexl was preliminarily allocated, based on management’s estimates, to reflect Goodwill of $25.0 million and intangible assets of $1.8 million.

The Company’s acquisitions have been accounted for under the purchase method of accounting in accordance with GAAP. Under the purchase method of accounting, the purchase price of the acquired company, including direct costs of the transaction, are allocated to the tangible and intangible assets acquired based upon their estimated fair values, with the excess purchase consideration allocated to goodwill.

Unaudited Pro Forma Summary

The following unaudited pro forma information presents the results of operations of the Company as if the fiscal 2005 acquisitions of Network Catalyst, Vector, and Info Systems and the fiscal 2006 acquisition of Nexl had taken place on April 1, 2004 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net Revenues	$81,537	$1,120	$218,242	$209,300
Net Loss	$(1,629)	$(4,646)	$(6,534)	$(9,229)

Basic and diluted
loss per common share	$(0.16)	$(0.46)	$(0.62)	$(0.99)

The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

NOTE 6. SEGMENT INFORMATION

The Company currently operates only within the United States. Substantially, all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold, the type and class of clients for products and services, the methods used to deliver products and services and regulatory environments. In prior fiscal years the Company reported three separate segments. As a result of the acquisitions completed during fiscal year 2005 and the changes in the structure of the Company’s internal organization, the Company has concluded that it currently operates in a single operating segment.

NOTE 7.  2004 EQUITY INCENTIVE PLAN

On May 20, 2004, the Company's shareholders approved the Company's 2004 Equity Incentive Plan. On November 19, 2004 the shareholders approved an increase in the number of shares available for issuance under the Company's 2004 Equity Incentive Plan from 2,000,000 to 3,000,000 and on November 9, 2005 the shareholders approved a further increase to 4,000,000 shares. Since April 1, 2005 a total of 642,600 options to purchase shares of the Company’s common stock, at exercise prices ranging from $2.80 to $4.05 per share, plus 310,750 restricted stock units have been issued to directors, executive officers, managers and employees of the Company.

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

“Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot,” “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to the BSC Employee Fund VI, L.P., “CVC refers to the CVC Partners II, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation,” and together with Pequot, the “Investors.”

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K. There have been no material changes to these policies during the first nine months of fiscal 2006.

Overview

The Company is a leading national provider of sophisticated information technology solution services including technology networking, communications, software applications and data center services, including secure access, voice over internet protocol, storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to support our clients’ mission-critical business processes. The Company’s clients consist of divisions of Fortune 100 and Fortune 500 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. The Company serves clients in most major metropolitan markets in the United States.

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

On May 20, 2004, the Company’s shareholders approved an investment of up to $25 million by Pequot under the terms of our January 29, 2004 Purchase Agreement with Pequot. The investment is to be made through Pequot's purchase from the Company of shares of Series A Convertible Preferred Stock and warrants to purchase shares of the Company’s common stock. On May 21, 2004, the Company completed an initial $7.0 million investment from Pequot and on September 16, 2004 the Company completed a second $5.5 million investment from Pequot.

On December 7, 2004, Pequot assigned to Constellation all of Pequot’s rights and obligations under the Pequot Purchase Agreement to purchase a portion of the shares of the Series A-3 Convertible Preferred Stock and common stock warrants covered by that agreement. On that date, the Company also entered into a purchase agreement with Pequot and Constellation for up to $40 million of additional financing. Immediately thereafter the Company completed a $12.5 million aggregate investment from Pequot and Constellation. On December 10, 2004, the Company completed a $10.0 million aggregate investment and on March 10, 2005 the Company completed a $6.0 million aggregate investment from Pequot and Constellation. On June 29, 2005 the Company completed a $5.0 million aggregate investment and on July 7, 2005 the Company completed a $4.0 million aggregate investment from

Pequot and Constellation. Additionally, during the third quarter of fiscal 2006 the Company completed a $10.0 million aggregate investment from Pequot and Constellation.

As of December 31, 2005 the Pequot and Constellation investment has totaled $60.0 million. The Company has used these funds to execute a growth through acquisition strategy, as well as for working capital needs. The Company believes that there is an opportunity to consolidate similar businesses throughout the United States. The Company expects to focus its acquisition strategy on businesses providing networking, messaging, storage and security solutions. The Company has successfully commenced the execution of its growth-through-acquisition strategy since July 2004 by completing four strategic acquisitions during fiscal 2005 of providers of advanced technology solutions and products. Additionally, as part of this strategy, the Company on December 1, 2005, acquired all of the outstanding stock of Nexl, Inc. (“Nexl”), a Massachusetts corporation for cash consideration of approximately $13.3 million and 2,999,998 shares of common stock, valued at approximately $10.7 million. Nexl provides complete infrastructure computing in the areas of enterprise computing and storage, networking and security and managed services. Nexl’s practice and service areas include enterprise storage, network infrastructure, security, IP telephony, and managed services.

The Company continues to actively seek acquisitions that will further the Company’s growth and operating strategies. As additional companies are acquired, the sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company’s historical and future results of operations reflect and will reflect the impact of acquisitions from the date of acquisition, and period-to-period comparisons may not be meaningful in some respects. Historical information for companies subsequent to their acquisition may include integrations and other costs that are not expected to continue in the future.

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our unaudited consolidated statement of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net revenues:
Products	78.8%	71.2%	73.2%	73.8%
Services	21.2%	28.8%	26.8%	26.2%
Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of products sold	68.2%	63.0%	63.1%	66.8%
Cost of services provided	12.7%	16.7%	15.8%	17.2%

Gross Profit - products	10.6%	8.2%	10.1%	7.0%
Gross Profit - services	8.5%	12.1%	11.0%	9.0%
Selling, general and administrative expenses (a)	18.5%	18.7%	21.4%	20.1%
Operating income (loss)	0.7%	1.6%	(0.2%)	(4.2%)
Interest expense (b)	0.9%	4.2%	2.6%	2.3%
Net loss	(0.5%)	(2.6%)	(3.0%)	(6.5%)

(a)   Included in the nine months ended December 31, 2005 is $1.2 million of expense incurred in the first quarter of fiscal 2006 for the settlement of certain executive arrangements and deferred payments relating to the May 2004 Pequot investment, and included in the nine months ended December 31, 2004 is $1.1 million of expense incurred in the first quarter of fiscal 2005 for payments made to two officers of the Company in connection with the May 2004 investment in the Company by Pequot.
(b)   Included in the nine months ended December 31, 2005 is $3.2 million of non cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes issued in December 2004, and included in the three months ended December 31, 2004 is $1.0 million of non cash amortization of debt discount related to the convertible notes.

Three and Nine Months Ended December 31, 2005, as Compared to Three and Nine Months Ended December 31, 2004

Net Revenue

Total net revenues for the three months ended December 31, 2005 increased $39.3 million, or 132.4%, to $69.0 million. For the nine months ended December 31, 2005 total net revenues increased $102.0 million, or 160.2%, to $165.6 million. During the quarter ended December 31, 2005, the Company derived approximately 79% of its revenues from product sales and approximately 21% from services revenues, a decrease in the relative percentage of service revenues of 8% over the prior year's quarter. For the nine months ended December 31, 2005 the Company derived approximately 73% of its revenue from product sales and approximately 27% from services revenues, the percentages were relatively consistent with the corresponding period in the prior year. For the quarter ended December 31, 2005 the Company has achieved revenue growth over the corresponding prior year quarter of 157.4% for products and 70.7% in services revenue. Overall, the Company has achieved revenue growth of 158.2% for products and 165.7% in services for the nine months ended December 31, 2005, as compared with corresponding period in 2004. The increase in revenue for the three and nine months ended December 31, 2005 is primarily due to the inclusion of a full period of revenue for the acquisitions of Vector, Network Catalyst and Info Systems, all companies purchased in the prior fiscal year, as well as the revenue for Nexl acquired in December 2005.

Gross Profit

Gross profit for the three months ended December 31, 2005 increased $7.2 million, or 119.7%, to $13.2 million. Gross profit margins in the quarter were 19.2 % as compared to 20.3% in the corresponding prior year quarter. For the nine months ended December 31, 2005 gross profits increased $24.9 million, or 244.5% to $35.0 million. Gross profit margins for the nine months ended December 31, 2005 were 21.2% in the period as compared with 16.0% for the nine months ended December 31, 2004. Overall the increase in gross profit for the periods was primarily attributable to the inclusion of the results of acquisitions during the past 16 months. The fluctuations in gross margins were due primarily to revenue mix, higher coverage of fixed costs, as well as cost efficiencies achieved from the integration of acquisitions completed in 2004.

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

Selling, General and Administrative

Selling, general and administrative expenses (S,G&A) for the three months ended December 31, 2005 increased by $7.2 million, or 129.5%, to $12.7 million due primarily to the inclusion of operating expenses of recently acquired companies over the past year as well as the related amortization of intangible assets and depreciation of purchased assets associated with the acquisitions. The balance of the increase relates to the expansion of corporate administrative expenses necessary to support the Company’s expanded business. For the nine months ended December 31, 2005 S,G&A increased by $22.6 million, or 176%, to $35.4 million. The increase is primarily due to the inclusion of a full nine months of operating expenses for the acquisitions of Vector, Network Catalyst and Info Systems, all companies purchased in the prior fiscal year as well as a full periods expense related to the amortization of intangible assets and depreciation of purchased assets associated with the acquisitions. The increase is also attributable to operating expenses related to the expansion of corporate administrative expenses necessary to support the Company’s expanded business and the operating expenses of Nexl acquired in December 2005. Additionally, S,G&A for the nine months ended December 31, 2005 included $1.2 million of expense incurred in the first quarter for the settlement of certain executive arrangements and deferred payments related to the May 2004 Pequot investment, offset by a $1.3 million gain relating to the fair value of the Company’s warrant liability. Included in the nine months ended December 31, 2004 is $1.1 million of expense incurred in the first quarter of 2005 for special compensation arrangements incurred in connection with the Pequot investment. Expressed as a percentage of net revenues, S,G&A was relatively constant in the periods.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) amounted to $2.0 million for the quarter ended December 31, 2005, as compared to $0.8 million in the comparable 2004 quarter. EBITDA for the nine months ended December 31, 2005 amounted to $3.6 million as compared to a negative $1.5 million for the comparable prior year period. The EBITDA improvements resulted from both increased net revenue and improved gross margins discussed above, partially offset by increased selling, general and administrative expenses. The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004

EBITDA	$2,011	$816	$3,582	$(1,533)
Depreciation and amortization	1,531	349	3,949	1,123
Income taxes	179	-	179	-
Interest expense (a)	631	1,242	4,344	1,459
Net loss	$(330)	$(775)	$(4,890)	$(4,115)

(a)  Included in the nine months ended December 31, 2005 is $3.2 million of non cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes issued in December 2004, and included in the three months ended December 31, 2004 is $1.0 million of non cash amortization of debt discount related to the convertible notes.

We believe that EBITDA, which is not a recognized measure for financial presentation under GAAP, provides investors and management with a useful supplemental measure of our operating performance because it more closely approximates the cash generating ability of the Company as compared to operating income (loss). Operating income (loss) includes charges for depreciation and amortization of intangible assets. EBITDA results should be evaluated in light of our financial results prepared in accordance with GAAP. EBITDA does not have any standardized definition and is therefore unlikely to be comparable to similar measures presented by other reporting companies.

Interest Expense

Interest expense decreased by $0.6 million, or 49.2% to $0.6 million in the three months ended December 31, 2005 as compared to the comparable period in 2004. Included in the three months ended December 31, 2004 is $1.0 million of non cash amortization of debt discount related to the convertible subordinated notes issued in December 2004. This decrease is partially offset by the cost of an increase in the average debt outstanding in support of financing recent acquisitions. Interest expense for the nine months ended December 31, 2005 increased $2.9 million, or 197.7% to $4.3 million, primarily attributable to incremental non cash interest expense and amortization of debt discount of $2.2 million incurred for the period related to the convertible subordinated notes as well as the cost of financing additional debt related to recent acquisitions.

Net Loss

The net loss was $0.3 million, or $(0.04) per diluted common share in the three months ended December 31, 2005 including a current provision for state income taxes related to our operations in Delaware of $0.2 million as compared to a net loss of $0.8 million, or $(0.13) per diluted common share in the comparable 2004 period. The net loss was $4.9 million, or $(0.63) per diluted common share in the nine months ended December 31, 2005 as compared to a net loss of $4.1 million, or $(0.76) per diluted common share in the comparable 2004 period. The increase in the net loss for the three and nine month periods was the result of the factors described above.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	December 31,	March 31,
(in thousands)	2005	2005

Cash	$17,695	$4,010
Working capital	$14,289	$(12,457)
Current ratio	1.20:1	0.78:1
Secured financing facilities	$19,286	$16,544
Secured promissory note	$22,544	$-

The Company manages its cash in order to internally fund operating needs. At December 31, 2005 cash increased by $13.7 million to $17.7 million compared with $4.0 million at March 31, 2005, due primarily to cash provided from financing activities. Working capital at December 31, 2005 was $14.3 million compared to a working capital deficit of ($12.5) million at March 31, 2005. Included in current liabilities at December 31, 2005 are obligations of $19.3 million relating to the Company’s secured financing facilities, described below.

On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund, as Lender (the "Lender"), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the "Note") and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company's Common Stock at an exercise price of $4.06 per share (the "Lender Warrant"). The Company used a portion of the funds to finance the acquisition of Nexl, Inc. on December 1, 2005 (See Note 5 - Acquisitions) and expects to use the remainder of the proceeds from this loan to finance the continued execution of its acquisition strategy and to support its organic growth initiatives.

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity.  As of December 31, 2005, $0.2 million in interest has been accrued on the Note. In addition, upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%.  The Note is secured by a subordinated lien on the assets of the Company.  In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.8 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.8 million for the fair value of the Lender Warrant. The value attributed to the Lender Warrant was determined by independent valuation utilizing the Black Scholes Model.

The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of December 31, 2005, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ending December 31, 2005 and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. As of December 31, 2005, the Company was in compliance with all covenants relating to the Note. The Company’s outstanding debt under the Note including accrued interest was approximately $22.5 million as of December 31, 2005.

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

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of December 31, 2005, the Company did not meet a certain financial covenant prescribed under the CIT Facility and the New Textron Facility; however, the Company received letters of forbearance from CIT and Textron.

The Company’s outstanding debt under its secured revolving credit facility was approximately $14.6 million as of December 31, 2005 and $13.6 million at March 31, 2005, respectively. The amount outstanding under the Company’s inventory financing agreements was approximately $4.7 million as of December 31, 2005 and $2.9 million at March 31, 2005, respectively.

As of December 31, 2005 the Pequot and Constellation investment has totaled $60.0 million. The Company has used these funds to execute a growth through acquisition strategy, as well as for working capital needs. The remaining net proceeds will be used to finance future acquisitions and for general corporate purposes. The Company currently does not have any other agreements, arrangements or understandings with respect to any prospective material acquisitions.

Cash used in operating activities was $11.4 million for the nine months ended December 31, 2005, derived from a net loss of $4.9 million plus an increase in net operating assets of $11.4 offset by non-cash charges of $6.1 million during the period. The increase in net operating assets relates primarily to an increase in accounts receivable due to the timing of customer payments and the increase in receivables as a result of strong revenues related to Nexl, a business acquired in December 2005. The increase was partially offset by an increase in accounts payable and accrued expenses due to working capital needs to support the Company’s expanded business.

Cash used in investing activities was $19.5 million for the nine months ended December 31, 2005 due primarily to costs associated with the acquisition of Nexl in December 2005 for approximately $13.4 million as well as post closing adjustments on business acquisitions of $2.2 million. Capital expenditures approximated $4.9 million for the nine months ended December 31, 2005. These uses of cash were partially offset by the receipt of $1.0 million of proceeds previously held as restricted cash.

Cash provided by financing activities was $44.6 million for the nine months ended December 31, 2005, primarily the result of net cash proceeds received from the issuance of shares of Series A Preferred Stock in the amount of $18.6 million, net proceeds received from the issuance of a secured promissory note in the amount of $24.3 million, and net borrowings received under our secured revolving credit facilities and inventory financing of $1.7 million.

As a result of the foregoing, the Company’s cash increased approximately $13.7 million.

Future Non-cancelable Minimum Lease Payments

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of December 31, 2005 are as follows (in thousands):

Year Ending March 31,	Total	Operating	Capital
2006 (remaining three months)	$784	$705	$79
2007	3,316	2,910	406
2008	2,970	2,657	313
2009	2,468	2,347	121
2010	2,046	2,046	0
Thereafter	5,620	5,620	0
	$17,204	$16,285	$919

The Company believes that funds generated from operations, together with cash on hand and borrowings available under its credit facilities will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. The Company may choose to obtain additional capital or financing to consummate future acquisitions. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company’s control.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005, and the Company will adopt the new requirements in its first fiscal quarter of 2007, which is June 30, 2006. The adoption of SFAS 123R will reduce the Company’s future net earnings. Management continues to evaluate the impacts of SFAS 123R and related interpretations to quantify the expected financial impacts.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2007, which begins April 1, 2006, is not expected to have a significant impact on the Company’s consolidated balance sheet or statement of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest on our financing arrangements are based on the prime rate, consequently, any changes in that rate will impact our interest expense. Based on the current level of borrowings of approximately $20.0 million, a 0.75% increase in the prime rate would translate to an approximately $150,000 increase in our annual interest expense. The Company does not currently hedge interest rate exposures.

There has been no material change in credit risk or accounts receivable risk discussed in Item 7 of the Company’s Fiscal 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

An evaluation was performed, as of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer (‘CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including the CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control

There have been no changes made in our internal controls over financial reporting identified in connection with our evaluation as of the end of our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: December 1, 2005), filed with the Securities and Exchange Commission on December 7, 2005 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

On July 2, 2004, we acquired the assets and business operations of DataVox. As part of purchase price for DataVox we issued a promissory note (the “DataVox Notes”), in the principal amount of $124,757, to each of the two DataVox shareholders. Each DataVox Note is payable in five equal quarterly installments of $20,792 and one final quarterly installment of $20,792, (each, an “Installment”) such Installments being due on October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006 (each, an “Installment Due Date”), without interest. Payments of principal and interest, if any, on the DataVox Notes is payable at our option in any combination of cash and common stock, provided that all payments must be made with a minimum of 25% cash and cannot be made with more than a maximum of 75% cash. On October 6, 2005 we issued to each DataVox Shareholder 4,821 shares of our common stock as part of the October 1, 2005 Installment. The issuance of common stock to each DataVox Shareholder was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), and/or Regulation D there under. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exception there under. The DataVox Shareholders received, or had access to, material information concerning us and our operations including, but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders was held on November 9, 2005. At the Annual Meeting the following proposals were adopted by the vote specified below:

Proposal No. 1: The election of eight directors to serve until the next Annual Meeting of shareholders of the Company or until such person shall resign, be removed or otherwise leave office:

	Total Votes Cast
	For	Withheld
Gerald A. Poch	22,490,705	167,655
Francis J. Alfano	22,488,705	169,655
William Lerner	22,530,010	128,350
Alvin E. Nashman	22,350,010	128,350
Arnold J. Wasserman	22,380,284	278,076
Richard R. Heitzmann	22,470,940	187,420

Thomas Wasserman	22,512,245	146,115
Steven H. Rothman	22,490,505	167,855

Proposal No. 2: The approval of an increase in the number of shares available for issuance under the Company’s 2004 Equity Incentive Plan from 3,000,000 to 4,000,000:

Vote	Number of Votes Cast
For	20,133,972
Against	416,898
Abstain	2,455
Broker Non-Votes	2,105,035

Proposal No. 3: The approval of the adoption of the MTM Technologies, Inc. Associate Stock Purchase Plan:

Vote	Number of Votes Cast
For	20,306,757
Against	238,288
Abstain	8,280
Broker Non-Votes	2,105,035

A Special Meeting of shareholders was held on November 22, 2005. At the Special Meeting the following proposals were adopted by the vote specified below:

Proposal No. 1: The proposal to approve the issuance of shares of common stock as part of the consideration paid in connection with the acquisition of Nexl, Inc.:

Vote	Number of Votes Cast
For	17,874,973
Against	200
Abstain	0
Broker Non-Votes	0

Proposal No. 2: The proposal to approve the issuance of up to 700,000 warrants to purchase shares of common stock to be granted in connection with the proposed financing by the National Electrical Benefits Fund:

Vote	Number of Votes Cast
For	17,874,973
Against	200
Abstain	0
Broker Non-Votes	0

Item 6. Exhibits

(a) Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1
Merger Agreement dated August 16, 2005, among NEXL, Inc., a Massachusetts corporation, MTM Technologies (Massachusetts), LLC, a Delaware limited liability company, MTM Technologies, Inc., a New York corporation and the sole shareholder of Merger Subsidiary, and Clifford L. Rucker.*

3.1	Restated Certificate of Incorporation.*
3.2	Amended and Restated By-Laws, as amended.*
4.1	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*

4.2
Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P. Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.3
Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.

4.4
Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.5
Amended and Restated Shareholders’ Agreement dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.6
Amended and Restated Registration Rights Agreement dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. *

4.7
Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. *

4.8	Form of Series A-3 Warrant Certificate.*
4.9	Form of the A-4 Warrant Certificate.*
4.10	Form of the A-5 Warrant Certificate.*
4.11	Warrant Certificate issued to the National Electric Benefit Fund.*
4.12	Columbia Voting Agreement.*
4.13	Series A-5 Voting Agreement.*
10.1
Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender.*

10.2	Michael El-Hillow Severance Letter dated December 12, 2005.*
10.3	Amendment to Alan Schwartz Severance Letter dated December 13, 2005.*
10.4
Waiver Letter dated December 9, 2005, by Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.
31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Michael El-Hillow.
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael El-Hillow.

_________
*Incorporated by reference. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTM Technologies, Inc.

February 13, 2006	By:	/s/ Francis J. Alfano
Francis J. Alfano, Chief Executive Officer
(Principal Executive Officer)

February 13, 2006	By:	/s Michael El-Hillow
Michael El-Hillow, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

MTM TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended December 31, 2005

EXHIBIT INDEX

Exhibit Number	Description

2.1
Merger Agreement dated August 16, 2005, among NEXL, Inc., a Massachusetts corporation, MTM Technologies (Massachusetts), LLC, a Delaware limited liability company, MTM Technologies, Inc., a New York corporation and the sole shareholder of Merger Subsidiary, and Clifford L. Rucker [Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]

3.1
Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K (Date of Report: June 29, 2005) filed with the Securities and Exchange Commission on July 5, 2005.]

3.2
Amended and Restated By-Laws. [Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]

4.1
Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

4.2
Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.3
Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.

4.4
Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.5
Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.6
Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.7
Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated December 10, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29,  2005.]

4.8
Form of Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.9
Form of the A-4 Warrant Certificate [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.10
Form of Series A-5 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.11
Warrant Certificate issued to National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.5 to the registrants Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.12
Columbia Voting Agreement [Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (Date of Report: November 4, 2005), filed with the Securities and Exchange Commission on November 4, 2005.]

4.13
Series A-5 Voting Agreement[Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

10.1
Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

10.2
Michael El-Hillow Severance Letter dated December 12, 2005 [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: December 12, 2005), filed with the Securities and Exchange Commission on December 15, 2005.]

10.3
Amendment to Alan Schwartz Severance Letter dated December 13, 2005 [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: December 12, 2005), filed with the Securities and Exchange Commission on December 15, 2005.]

10.4
Waiver Letter dated December 9, 2005, by Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC [Incorporated by reference to Exhibit 99.7 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on December 28, 2005.]

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.
31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Michael El-Hillow.
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael El-Hillow.