Form 10-K
period 2006-03-31
MTM Technologies, Inc.
filed 2006-07-14
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: MARCH 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM    TO
COMMISSION FILE NUMBER: 0-22122
_______________

MTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
_______________
New York (State or other jurisdiction of incorporation or organization)	13-3354896 (I.R.S. Employer Identification No.)

1200 High Ridge Road Stamford, CT (Address of principal executive offices)	06905 (Zip Code)

Registrant’s telephone number, including area code: (203) 975-3700
_______________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐ No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether registrant is a shell company.  Yes   ☐ No  ☒

The aggregate market value of the 5,394,243 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $17.3 million as of September 30, 2005, based on the last sale price of the registrant’s common stock on such date of $3.20 per share, as reported by The Nasdaq Stock Market, Inc. There were a total of 11,565,234 shares of the registrant’s common stock outstanding as of June 20, 2006.

Documents Incorporated by Reference:
None

MTM TECHNOLOGIES, INC.

FORM 10-K
For the Fiscal Year Ended March 31, 2006

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

Restatement of Prior Financial Statements

The Company has determined to restate its operating results for fiscal year 2005 for the manner in which it accounted for certain acquisition related costs. The Company has also determined to restate the second and third quarters of fiscal year 2005 and the first, second and third quarters of fiscal year 2006.

Please see Note 1 and Note 12 of the consolidated financial statements contained herein for information regarding these restatements.

The Company has determined that our consolidated financial statements for the fiscal quarters ended September 30, 2004, December 31, 2004, and March 31, 2005, the fiscal year ended March 31, 2005, and the fiscal quarters ended June 30, 2005, September 30, 2005, and December 31, 2005 should no longer be relied upon due to this restatement.

PART I
Item 1. Description of Business

We are a leading national provider of innovative information technology (“IT”) solutions, including Access, Convergence, Consolidation, Virtualization, and Managed Services. We enable our clients to achieve improved operational efficiency and to focus on growth, while mitigating the risk of implementing complex IT systems. We achieve these results by providing systems, networking, IP telephony, storage, security and data center infrastructure services that address the full life cycle of a client’s IT requirements from needs analysis, through planning, development, deployment, and testing, to on-going maintenance and support. We combine these services with technology from leading software and hardware manufacturers delivering strategic IT solutions that solve many of today’s business challenges.

Our clients consist of middle market corporations (generally those with $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational institutions. We serve clients in most major US metropolitan markets.

Business Strategy

Our strategy is to be the national leader in providing IT solutions to the middle market using a combination of carefully managed internal growth and acquisitions. We intend to grow our business organically by deepening strong customer relationships in our capacity as trusted advisors in IT solutions, as well as through acquisitions as we seek strong companies that can augment our geographic coverage and technical capabilities. The following are key components of our strategy.

Drive cross-selling of solutions across all geographies to generate organic growth

Our current solution areas include Access, Convergence, Consolidation, Virtualization, and Managed Services. Each of the companies we acquired had its own unique expertise in one or more of these solutions. We have been leveraging this expertise to spread these solutions and their related practice areas across our entire company. By offering a full complement of our solutions to all clients across all locations, we intend to drive additional organic growth by deepening our relationships with existing clients and creating stronger relationships with new clients.

Acquire strong companies that will augment our ability to deliver sophisticated IT solutions

One of our goals is to grow our business through the acquisition of additional companies. We intend to acquire companies to expand our business into geographic regions where we do not yet have a strong presence, strengthen our technical capabilities and provide new service offerings. Acquired companies may be material and their acquisition could have a significant and lasting impact on our company.

Leverage our centralized infrastructure and processes to support our national IT solutions platform

We have made a significant investment in building an infrastructure that supports our current business operations and enhances our ability to support substantial future growth. Centralized technology infrastructure, back-office, purchasing and human resources functions have all contributed to our ability to deliver our services on a national basis and improve the operating margins of our acquired businesses.

Business Services

Our approach to the market aligns our solutions and professional services with strategic manufacturer and supply chain relationships to deliver an end-to-end solution for our clients.

Solutions

We have developed our IT solutions to deliver immediate business value and return on investment for our clients. Our solutions consist of the following:

Access. Our Access solutions offer our clients secure, on-demand access to all of their corporate applications and information from remote locations using both wired and wireless technologies. These solutions combine system, network, and security technologies to create a cohesive infrastructure that improves the efficiency, mobility and agility of clients’ businesses.

Convergence. Our Convergence solutions provide our clients the ability to combine voice, data and video content on a common network, offering a feature-rich, cost-effective and flexible platform for business communications. By using a single converged network rather than multiple networks, clients are able to lower their total cost of ownership and simplify network management and deployment.

Consolidation. Our Consolidation solutions provide our clients the ability to streamline their IT infrastructure by consolidating operating systems, applications, and storage into high-performance, scalable systems thereby improving efficiency, control and manageability. These solutions combine server and storage consolidation, application centralization, data management and migration and disaster recovery services.

Virtualization. Our Virtualization solutions provide our clients the ability to separate applications, operating systems, and storage from physical hardware enabling a more flexible, scalable, fault-tolerant and cost-effective IT infrastructure. Virtualization allows clients to lower their total cost of ownership, maximize the utilization of their infrastructure resources and achieve operational efficiencies.

Professional Services

Our staff of experienced and certified technology professionals provide our clients with a full suite of IT professional services. The services range from advanced configurations and complex project management to project logistics and planning. We provide design, consulting, implementation and support services in our six areas of core competence. These are systems, networks, IP telephony, storage, security, and facilities and cabling.

•	Our systems practice includes Windows servers, open system servers, directories, messaging, fax and server-based computing.

•	Our networks practice includes wide-area networks, local-area networks, wireless, intelligent switching and routing.

•	Our IP telephony practice includes voice, video and data integration on IP network.

•	Our storage practice includes enterprise storage and data management.

•	Our security practice includes essential systems and tools to secure, monitor and defend data and networks from unauthorized access.

•	Our facilities and cabling practice includes design and installation of data centers and physical infrastructure.

Our capability to address all phases of technology projects, from needs analysis and definition through implementation and support, allows us to offer our customers a single point of accountability for a broad range of technology projects. As technology infrastructure becomes progressively more sophisticated and complex, our clients demand total project accountability from a single vendor. With our national presence, engineering expertise, and high-level relationships with top-tier vendors, we are able to undertake most technology infrastructure projects for our clients and provide them that critical single point of accountability.

Many of our clients require a guaranteed response to their system outages. Through our national staff of certified technicians and related field resources, we provide service level guarantees to our customers in response to problems with their infrastructure technology outages that are communicated to us, or that are detected through our automated remote monitoring systems as part of a managed services solution. We offer our clients various degrees of guaranteed response depending on the severity of the outage or the client’s specific response requirements.

Technology Partners

We maintain strategic relationships with many of today’s leading hardware and software technology manufacturers enabling us to deliver to our clients advanced and comprehensive solutions at competitive prices. For example, we are a Cisco Gold partner, a Citrix Platinum Solutions Advisor, a Hewlett Packard Gold and Enterprise Storage Elite partner, a Microsoft Gold partner, an EMC Velocity Premier partner, a Sun Advantage partner, an Avaya Gold partner, a Captaris Platinum partner, and a Nortel Elite partner. For those manufactures that we believe are critical to our client’s technology infrastructure we generally hold the highest levels of certification granted by such manufacturers. We work with our strategic partners to develop national training programs to ensure consistent service delivery methodologies across our entire national footprint. With our 450 technical professionals nationwide, we train and certify our service professionals to maintain the highest levels of manufacturer certifications and authorizations. We often times work in conjunction with our partners to utilize our own accredited professional training service centers to train and deliver technical content to our service professionals.

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

We offer an on-line, Web-based, secure product purchasing option for those clients who prefer a self-service alternative. Our e-commerce portal allows our clients to obtain product pricing, place unit or volume orders, and track the delivery process of their orders on line.

For clients who require their purchased products to be staged, pre-configured, field tested, assembled or integrated, we provide these services in one of three staging facilities (located in California, Massachusetts, and Delaware). Staging can be provided with or without the client’s participation, as directed by the client.

Managed Services

Our automated remote management system and pro-active support services monitor, manage, and protect our client’s business-critical infrastructure and applications from down time and failure.

Remote Monitoring & Management. Our automated remote management system provides our clients with real-time monitoring of their computing and storage systems, IP telephony systems and network infrastructure to immediately detect component failures, critical security events (such as, for example, hacking attempts), and deteriorating performance, and with reporting on key operating metrics of these systems. The system is a combination of our proprietary network management and monitoring software and third party licensed software. Monitoring of our clients’ networks is performed by our certified engineering staff operating on a 24x7x365 basis from our network operations centers (“NOC”). Our NOCs are located on the east and west coasts.

Hosting. In addition to monitoring, our managed services include managed hosting. We offer our customers a choice of two collocation facilities to host their computing systems. Our field engineering resources are available in each of our regions to provide field support and technical resources in connection with our managed services.

Remote Support. Our remote phone support service is a virtual extension of our client’s IT staff. We provide support for a wide range of technologies including Microsoft, Citrix, Sun, Cisco and Captaris.

Remote Helpdesk. Our helpdesk services provide end-user support customized to meet our client’s specific application requirements. All helpdesk analysts are HDI (Help Desk International) certified and available 24x7.

IT Outsourcing. Many of our potential clients have adopted an approach to technology of focusing on their core business competencies, while outsourcing non-core technology systems. These clients, however, often find it more cost-effective to outsource than to fund the cost of a full-time internal IT staff to operate the sophisticated technology systems necessary which support their core business. Additionally, some clients are faced with extensive legal and regulatory compliance mandates that require sophisticated technology solutions. Again, for some of these clients, maintaining a full-time internal staff to operate those systems is not feasible. Our IT outsourcing solutions provide a cost effective solution to such clients by providing targeted support to fill gaps in their technology staffing on a project basis.

Industry

The IT solution and service provider industry is a multi-billion dollar industry that is focused on providing client’s services in building and maintaining IT infrastructures, safeguarding data and systems, optimizing applications and ensuring regulatory compliance. Industry participants face intense competition, the challenge of constant technological advancement and the ongoing need for business process optimization. The outsourcing of computer solutions is a rapidly growing trend in which a client company obtains all or a portion of its data processing requirements from an IT solutions provider, such as us, that specializes in the computer service, product or application required by the client.

We believe the strongest demand for our IT solutions is among companies which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives. These companies often rely on IT service providers to help implement and manage their systems. However, many of these companies rely on multiple providers for their IT needs. Generally, we believe that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies’ needs.

Companies have recognized the importance of IT systems in supporting their business processes and are turning to IT solutions to compete more effectively. At the same time the process of designing, developing and implementing IT solutions has become increasingly complex. The accelerated rate of development of new technologies is placing increasing demand on our clients to understand the opportunity and impact which these technologies can have on their business. IT services organizations like ours are faced with an increasing demand to keep up with these developments so as to effectively serve as consultants and advisors to our clients.

Consolidation of client’s voice and data communications to IP-based networks and advances of virtualization at the device and application level are indicative of a trend toward a more centralized computing model. This cycle, which started with mainframes, then workgroup mini-computers, then highly distributed applications running on micro-computers and PCs, may now be returning to a model where an increasing portion of business applications are implemented in a centralized computing model, using increasingly sophisticated terminal services to access these applications. This shift may be one of the most significant developments driving the re-definition by IT providers of product and service solutions for the foreseeable future.

Sales and Marketing

Our marketing strategy is to position ourselves as the premier IT solutions to the middle market. We do this primarily through demand generation activities, and by identifying new business opportunities. Demand generation activities are targeted to both vertical markets (e.g. industry-specific markets such as financial services, healthcare, government, and or retail) and horizontal markets, and consist primarily of national and regional events, trade shows, and advertising. Event and trade show attendance is driven by targeted mass email campaigns and telemarketing. Most marketing initiatives involve participation by one or more of our technology partners, which both enhances our visibility and resources, and significantly defrays our out-of-pocket marketing costs. We also identify business opportunities through new and existing contacts generated by our sales force.

Our primary target market for acquiring new customers consists of middle market corporations (generally those worth $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational institutions. We further define our target market as organizations with 100 to 3,000 technology seats in a single or in multiple US locations.

Our organic growth strategy is based on two fundamental go-to-market activities: new customer acquisition and cross-sellingof existing customers. These activities are driven by our direct sales force working in conjunction with our marketing activities.

New Customer Acquisition

By follow-up on leads generated from our regional and national marketing initiatives and on leads generated by our strategic partners, as well as through unsolicited sales calls, our sales professionals regularly call on the executives of prospective client organizations. These prospective clients are typically looking for assistance with understanding the technologies that they can implement to better differentiate and/or position their businesses for growth, or are looking for support and outsourced managed service solutions to help them better run their existing technology infrastructure. Our sales professionals also make joint calls with our strategic partners or with our internal subject matter expert sales personnel to better assess our clients’ and prospective clients’ needs around specific business drivers or technologies.

Cross-Selling

We have an existing customer base of over 4,200 clients, many of whom came to us as part of our various acquisitions.  As part of the acquisition process we integrated the service offerings of the acquired companies across our entire company, creating a more diverse and comprehensive national solution portfolio. Individually the acquired individually companies did not offer the full range of services that we currently offer. As a result many of our clients are currently utilizing only a small portion of our solutions. Our sales professionals are actively revisiting our existing client base and introducing them to our complete set of offerings with the goal of having those clients purchase additional offerings thereby gaining and increased percentage of such client’s total IT spending.  As with new customer acquisitions, our sales professionals have subject matter expert resources available to them to assist in assessing client needs and creating solutions to meet those needs.

As of June 6, 2006, we employed approximately 160 salespersons, sales assistants, and subject matter expert sales personnel who are paid salaries, commissions, or a combination of both. The field sales force is segmented into four regions (Northeast, Mid-Atlantic, Central, and West) and report to a regional vice president of sales or regional president. The field sales force is further segmented by responsibility, as follows:

An account executive is a quota-carrying, outbound sales professional with an average of five-plus years of relevant experience. Our account executives are responsible for new client acquisition, deepening relationships with existing clients, managing client relationships, and presenting client issues.

A subject matter expert sales specialist is a quota-carrying, outbound sales professional with generally ten-plus years of relevant experience and with advanced knowledge of a specific technology or solution. The subject matter expert sales specialist is responsible for account executive assistance within their specific area of expertise, with year-over-year growth of the solutions inside his or her area of expertise.

An inside sales representatives generally carries an aggregate quota of the account executives he/she supports. The primary responsibility of the inside sales representatives is to support the selling activities of multiple account executives. A subset of these activities is quoting, order management, customer communications, and maintenance/license renewals.

Acquisition Program

One of our goals has been to grow our business through the acquisition of additional companies. These acquisitions have and are expected to continue to expand our business into geographic regions where we do not yet have a strong presence, strengthen our technical capabilities and provide new service offerings. To fund the cash portions of the acquisitions which we have made to date, we have relied on private institutional financing.

Since May 2004 we have received approximately $85 million in private institutional financing to support our acquisition program and internal growth initiatives. This includes approximately $60 million in preferred equity financing from Pequot and Constellation, and $25 million of subordinated debt financing from National Electric Benefit Fund.

Since May 2004, we have acquired six companies, either through the purchase of operating assets or the acquisition of capital stock:

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

•
Info Systems, Inc., a provider of VOIP, security and storage solutions, as well as telecommunications and structured cabling services, outsourced IT, staff augmentation and remote network monitoring, management and support services through its network operations center.

•	Nexl, Inc., a provider of enterprise storage, network infrastructure, security, IP telephony, and managed services to clients primarily located in the Northeast.

•	Axcent Solutions, Inc., a provider of access, infrastructure and availability solutions based on technologies from Citrix, Microsoft, Network Appliance, VMware and Cisco.

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

Our suppliers permit us to pass through to its customers all warranties and return policies applicable to the suppliers’ products. To date, we have experienced few returns of product and have generally been reimbursed by the suppliers for most warranty work done for its customers. All service work after the expiration of the warranty period is at the customer’s expense. We offer service contracts of varying lengths under which we agree to be responsible for all service costs for a fixed term in exchange for a set fee paid by the customer.

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

Employees

Our growth-through-acquisition strategy has resulted in a substantial increase in the number of employees. As of May 31, 2004, prior to commencing our acquisition strategy, we employed 151 persons and as of March 31, 2006, after completing five acquisitions, we employed 749 persons. Of these employees, 25 were in management, 169 were in sales and marketing, 361 were in technical support, and 184 were in operations, finance and administration. As of June 20, 2006, none of our personnel was represented by a union.

Incorporation

We were incorporated on May 12, 1986 in the State of New York.

Item 1A. Risk Factors

Risks Relating to Our Business

We have incurred losses in our last 3 fiscal years and our losses may continue.

We incurred a net loss of approximately $8.5 million for our fiscal year ended March 31, 2006, $8.6 million for our fiscal year ended March 31, 2005 and $8.1 million for our fiscal year ended March 31, 2004. Our net losses may continue and our ability to achieve and sustain profitability will be impacted by the following:

•
Our ability to increase our Access, Convergence, Consolidation, and Virtualization solution revenue and our Managed Services revenue. Increasing our emphasis on these IT solutions has placed significant demands on our resources and has resulted in increased operating costs and capital expenditures as we develop and market our IT solutions and transition our sales and business development capabilities to sell and support these solutions. Additionally, developing and marketing IT solutions requires a significant up-front investment in resources and involves a longer sales cycle than selling IT products.

•
Our ability to continue to implement our acquisition strategy. As we implement this strategy, we may incur additional operating expenses required to integrate and accelerate the growth of acquired companies, as well as certain transaction costs related to the completion of these acquisitions.

•
Our ability to keep pace with rapidly changing technology and frequent introductions of new IT products, services, and product and service enhancements, and our ability to fulfill increasingly sophisticated client requirements.

•	Our access to sufficient working capital to fund our sales and other operating activities.

•
Our successful development of centralized technology and information processing systems. As we develop and implement these systems, we expect to achieve cost savings, however we may incur increased operating costs and capital expenditures in the near term.

•
Our ability to attract, train, retain and motivate qualified IT, sales and senior management personnel in a market place where competition for qualified personnel is significant There is a shortage of qualified personnel in these fields and we compete with other companies for this limited pool of IT professionals and sales and senior management personnel.

We may need additional funds to execute our acquisition and internal growth programs which, if available, could result in an increase in our interest expense or dilution of your shareholdings. If these funds are not available, our business could be adversely affected.

We may raise funds through public or private debt or equity financing. If funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders may be reduced and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities could have rights, preferences and privileges senior to those of the holders of our common stock and the terms of such debt could impose restrictions on our operations. If additional funds become necessary, additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our growth or to continue our acquisition program.

We are subject to substantial competition which could adversely affect our operating results.

The markets in which we operate are highly competitive with respect to performance, quality and price. In our professional services business our competition ranges from small, specialty integrators, to other service providers of comparable size and profile to us, as well as large national and global professional services firms and integrators. Our smaller competitors generally are highly focused on their immediate market segment and can respond more quickly to changes in client needs. Our larger competitors generally have greater financial resources and may be able to compete more effectively than we can on prices and payment terms offered to potential clients. This competition impacts our ability to acquire and retain clients and our reduces the prices we can charge for our offering.

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

The failure to maintain our status as an authorized reseller/service provider of IT products could have a material adverse effect on our business and operations.

We are materially dependent on our continued status as an approved reseller of IT products and our continued authorization as an IT service provider. We would be unable to provide the range of products and services we currently offer, including warranty services, without such authorization. Our resale agreements with manufacturers generally are terminable by manufacturers on short notice. The sales of products from our two largest suppliers accounted for 16% and 15% of all product sales for the year ended March 31, 2006. The loss of one or more of such authorizations could have a material adverse effect on our business and results of operations.

In addition, our professional services revenues depend in large part on our accreditations with other vendors such as Citrix, Cisco, and Microsoft. Most of our major vendors require that we maintain specifically trained and accredited staff at each of our offices in order to re-sell and provide services associated with such products. Furthermore, certain such vendors require that we make annual purchases of their products for use in our labs and for marketing purposes. Each vendor independently determines these requirements for those organizations which it authorizes to provide services in connection with their products. If these requirements should become substantially more burdensome, they could affect our business in either of two ways: (1) we would elect not to continue our accreditation with such vendor and forgo the revenues associated with the re-sale of such vendor’s products and associated services, or (2) we would incur the additional expense associated with additional staff training or equipment purchase requirements. In either case, this could have a negative impact on our operating results.

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our failure to comply with the financial and other covenants under our working capital facility and other credit arrangements could lead to a termination of those agreements and an acceleration of our outstanding debt.

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit, Inc. (“CIT”), our amended and restated loan and security agreement (the “New Textron Facility”) with Textron Financial Corporation (“Textron”), and our secured credit agreement with Columbia Partners, L.L.C., as Investment Manager, and National Electric Benefit Fund, as Lender (the “NEBF Loan”) contain a number of financial and other covenants, including consolidated senior leverage ratios and consolidated fixed charge coverage ratios. A breach of these financial or other covenants, unless waived, would be a default under each facility. Upon an event of default, each of these lenders may terminate their respective facilities and/or declare all amounts outstanding under such facilities immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under such facilities. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the CIT Facility is dependent upon the amount and quality of our accounts receivable. A significant defaults, or payment delays, of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital.

As of March 31, 2006, we were in breach of the consolidated fixed charge coverage ratio under the CIT Facility, the New Textron Facility and the NEBF Loan and as of May 31, 2006, we were in breach of the net availability covenant under the CIT Facility. We have obtained a waiver of each of these breaches from each of the applicable lenders.

Our vendor agreement and lines of credit are generally terminable by the vendor at any time. Any significant termination of these arrangements could adversely impact our ability to deliver our IT solutions and reduce our working capital availability.

The loss of the services of our principal executive officers could have a material adverse effect on us.

We are significantly dependent upon the continued availability of Francis J. Alfano, our chief executive officer and Steven Stringer, our President and Chief Operating Officer. We have entered into employment agreements with each of Mr. Alfano and Mr. Stringer. These employment agreements contain non-competition provisions. The loss or unavailability to us of Mr. Alfano or Mr. Stringer for an extended period of time could have a material adverse effect on our business operations and prospects. To the extent that either Mr. Alfano’s or Mr. Stringer’s services would be unavailable to us for any reason, we would be required to procure other personnel to manage and operate our Company. There can be no assurance that we will be able to locate or employ such qualified personnel on acceptable terms. At the present time, we do not have “key man” life insurance covering any of our principal officers.

Our acquisition strategy entails significant risks.

We intend to pursue opportunities to expand our business through the acquisition of selected companies in targeted markets. The acquisition candidates we review can be large, and their acquisition by us could have a significant and lasting impact on our business. We cannot guarantee that:

•	we will be able to identify appropriate acquisition candidates or negotiate acquisitions on favorable terms; or

•	we will be able to obtain the financing necessary to complete all projected future acquisitions.

Acquisitions involve numerous risks, including:

•	adverse effects on our operating results;

•	an inability to integrate acquired businesses;

•	unanticipated liabilities and expenses;

•	costs associated with incomplete acquisitions;

•	expenses, delays and difficulties of integrating acquired companies into our existing organization;

•	dilution of the interest of existing shareholders if we issue our securities in making acquisitions or if we sell our securities in order to raise cash for acquisitions;

•	diversion of management’s attention;

•	expenses of amortizing the acquired companies’ intangible assets;

•	increases in our expenses in order to advertise and promote acquired companies; and

•	expenses of any undisclosed or potential legal liabilities of an acquired company.

In addition, we cannot guarantee that we will realize the benefits or strategic objectives we are seeking to obtain by acquiring any particular company and any acquired company could significantly under perform relative to our expectations. In particular, acquired companies often experience modest revenue declines immediately following the closing of their acquisition.

The success of our business depends on the continued integration of acquisitions.

We completed several acquisitions and may make additional acquisitions of businesses as part of our strategic growth strategy. Our future performance will depend in large part on our ability to integrate those businesses, with our existing operations successfully and to do so profitably. To integrate acquired businesses, it is often necessary or desirable to accomplish one or more of the following:

•	consolidate their billing and accounting systems into our systems and implement financial and other control systems;

•	relocate the servers and other equipment of acquired companies to one of our facilities;

•	migrate the operations of acquired companies onto our technology platforms;

•	integrate the client accounts of acquired companies into our client service system;

•	integrate the service offerings of acquired companies into our service offerings; and

•	identify resellers and referral partners of the services of acquired companies and migrate them to our business partner program.

We may not be able to successfully integrate acquired businesses with existing operations without substantial costs, delays or other problems, if at all. As we integrate acquired businesses:

•	we may lose clients of acquired companies due to difficulties during the integration process;

•
we may not be able to bill clients of the acquired companies accurately due to potential deficiencies in the internal controls of the acquired companies, such as inadequate back-office systems of the acquired companies and potential difficulties in migrating records onto our own systems;

•	we may experience difficulty in collecting bills rendered by acquired companies due to inaccurate record keeping of the acquired companies;

•	key employees of the acquired companies whom we wish to retain may resign;

•	management’s attention and resources could be diverted from our ongoing business concerns;

•	we may not be able to integrate newly acquired technologies with our existing technologies; and

•	we may not be able to train, retain and motivate executives and employees of the acquired companies.

Because we intend to employ a strategy that includes acquisition activity, at any time there are likely to be one or more acquired businesses that have not been fully integrated into our business. Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions could result in the incurrence of debt and the incurrence of contingent liabilities and amortization expenses, each of which could have a material adverse effect on our operating results and financial position.

If we are unable to protect our trade secrets, our financial condition could be materially adversely affected.

We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. However, we cannot assure you that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the alleged infringement.

Our inability or failure to establish rights or to protect our rights may have a material adverse effect on our business, results of operations, and financial condition.

Our dependence on third party licenses could have adverse affects.

We rely on certain software, technology and content that we license or have licensed from third parties, including software, technology and content that is integrated with internally developed software and used in our products to perform key functions. These third-party licenses may not continue to be available to us on commercially reasonable terms. Also, the licensed software, technology and content may not be appropriately supported, maintained or enhanced by the licensors such that the license would not continue to provide the necessary commercial benefits to us. In addition, we may not be able to license additional software, technology and content on terms advantageous to us. The loss of or inability to obtain or replace licenses to, or inability to support, maintain and enhance, any of such licensed software, could result in increased costs, including the expense of internally developing the required software, technology and/or content, as well as delays or reductions in product shipments.

In certain parts of our managed services business we utilize software obtained as open-source. Such software is supported through various informal developer communities and may be more susceptible to internal vulnerabilities than commercial grade products. In the event that any of these software products would need to be replaced by an equivalent commercial product (because of discovered flaws or difficulty in obtaining support), we could incur significant costs associated with licensing equivalent commercial products, possibly rendering the services provided to clients based on these products unprofitable.

We have and may continue to have fluctuations in our quarterly operating results.

Our quarterly operating results have and, in the future, may fluctuate significantly, depending on a variety of factors, many of which are outside of our control. The markets in which we operate are characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each calendar year, our third fiscal quarter. We expect our net sales and operating results to reflect this seasonality. Factors that may affect our quarterly results include:

•	the demand for our products and services;

•	timing and amount of vendor and manufacturer incentive programs;

•	the size, timing and timely fulfillment of orders for our products and services;

•	the level of product, price and service competition;

•	changes in our sales incentive strategy, as well as sales personnel changes; and

•	general economic conditions and economic conditions specific to the IT market.

Our operating expenses and capital expenditures are expected to be based in large part on our expectations of future revenues and the expected costs associated with growing our acquired businesses. Therefore, if revenue levels are below expectations, operating results are likely to be adversely affected. Operating results may be disproportionately affected negatively by an unanticipated decline in revenue for a particular quarter because a relatively small amount of our expenses will vary with our revenue in the short term. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance.

Risks Involving Our Common Stock

Pequot can be deemed our controlling shareholder and Pequot’s interests may not be the same as our other shareholders.

Pequot currently holds approximately 47% of the voting power of our outstanding securities and has the right to acquire up to 51% of our voting securities. Pequot also has the power to nominate two directors on our Board of Directors. Pequot also may receive additional voting power if we were to elect to pay dividends on outstanding Series A Preferred Stock in the form of additional shares of Series A Preferred Stock. As a result Pequot may be deemed in control because Pequot is in a position to approve, and the approval of Pequot is effectively required to approve any transaction requiring approval of shareholders. These transactions could include mergers, consolidations, dissolutions or sales of assets. These transactions could benefit Pequot at the expense of our other shareholders or benefit Pequot disproportionately when compared to our other shareholders.

There is significant potential volatility in our stock price.

The market for our common stock is highly volatile and we have a limited average daily trading volume when compared to the total number of shares of our common stock outstanding. Consequently, even moderate selling pressure on our common stock could have a depressive effect on its market price.

We have no history of paying dividends.

We have never paid any cash dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. In addition, our ability to pay dividends to the holders of our common stock is limited under our certificate of incorporation and secured lending facilities.

We may issue substantial amounts of additional shares of our common stock without shareholder approval, which could dilute the equity interests of our shareholders.

As of June 20, 2006, we had outstanding an aggregate of 11,565,234 shares of our common stock and an aggregate of 20,024,832 shares of Series A Preferred Stock which are subsequently convertible into our common stock on a share for share basis. The Investors currently hold warrants to purchase 3,657,693 shares of our common stock; provided that 450,000 of such warrants are not exercisable until approved by our shareholders. We also have an additional 10,975,168 shares of Series A Preferred Stock authorized but unissued, all of which shares are not reserved for specific purposes, other than pursuant to the anti-dilution provisions of the Series A Preferred Stock or for issuance in lieu of cash dividends on the Series A Preferred Stock, an additional 9,000,000 shares of serial preferred that are not designated as Series A Preferred Stock and an additional (a) 4,450,000 shares of our common stock issuable upon the exercise of stock options or restricted stock units granted or available for grant under our various stock plans and (b) aggregate of approximately 700,000 shares of our common stock issuable upon exercise of other stock options, restricted stock units or warrants previously granted and outstanding, all as of the date of this prospectus. All of such shares may be issued without any action or approval by our shareholders, except as may be limited under Nasdaq Marketplace Rules. Any shares issued by us in the future would further dilute the percentage ownership held by our shareholders.

Item 2. Properties

Our principal executive offices are currently located at 1200 High Ridge Road, Stamford, Connecticut. We occupy approximately 20,000 square feet at this location. The lease for this location expires in November, 2010. The monthly base rent for this location is approximately $39,500.

We are also responsible for rent, real estate taxes, insurance, utilities and maintenance expenses relating to all of our other leased facilities. These expenses for all of our leased facilities including the Stamford, Connecticut facility totaled approximately $3.7 million for the year ended March 31, 2006. As of March 31, 2006 we had 24 leased facilities in addition to our Stamford headquarters.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on The Nasdaq Small Cap Market under the symbol “MTMC.” Set forth in the following table is the range of the high and low sales price for our common stock for each of the quarters during our last two completed fiscal years, based upon data provided by The Nasdaq Stock Market, Inc.

Fiscal Year Ended March 31, 2005	High Sales	Low Sales
Quarter ended June 30, 2004	$1.99	$1.27
Quarter ended September 30, 2004	2.20	1.32
Quarter ended December 31, 2004	5.90	1.80
Quarter ended March 31, 2005	5.50	2.81

Fiscal Year Ended March 31, 2006	High Sales	Low Sales
Quarter ended June 30, 2005	$4.46	$2.75
Quarter ended September 30, 2005	3.93	2.75
Quarter ended December 31, 2005	4.59	2.53
Quarter ended March 31, 2006	4.90	3.51

Record Holders

As of May 25, 2006, there were 166 record holders of our common stock. We believe that there are approximately 1,500 beneficial holders of our common stock, based on information gathered in connection with the most recent annual meeting of our shareholders.

Dividends

We have never declared or paid any dividends to the holders of our common stock and we do not expect to pay cash dividends in the foreseeable future. We currently intend to retain all earnings for use in connection with the further development of our business and for general corporate purposes. Our board of directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. In addition, provisions contained in our certificate of incorporation governing the terms of our Series A Convertible Preferred Stock, as well as our financing agreements with CIT and Textron, and our financing agreement with Columbia Partners, L.L.C. Investment Management (“Columbia Partners”) and National Electrical Benefit Fund (“NEFB”), place restrictions on our ability to declare or make any cash dividends on our common stock. In addition, our ability to pay cash dividends on our common stock in the future could be further limited or prohibited by the terms of future financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2006:

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

	Column A	Column B	Column C
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column A)
Equity incentive plans approved by shareholders	3,468,928	$3.21	1,200,956
Equity incentive plans not approved by shareholders	0		0
Totals	3,468,928	$3.21	1,200,956

Equity Compensation Plan Information excludes, for the purposes of Columns A and B, 419,500 Restricted Stock Units with a weighted-average fair value of $2.48. Equity Compensation Plan Information also excludes warrants issued in connection with our Series A-5 Preferred Stock as these warrants were not exercisable as of March 31, 2006. A total of 450,000 such warrants were issued as of March 31, 2006 with an exercise price of $4.06 per share.

Sales of Unregistered Securities

On July 2, 2004, we acquired the assets and business operations of DataVox Technologies, Inc. (“DataVox”). As part of purchase price for DataVox we issued a promissory note (the "DataVox Notes"), in the principal amount of $124,757, to each of the two DataVox shareholders. Each DataVox Note was payable in five equal quarterly installments of $20,792 and one final quarterly installment of $20,792 (each, an "Installment"), such Installments being due on October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006 (each, an "Installment Due Date"), without interest. Payments of principal and interest, if any, on the DataVox Notes was payable at our option in any combination of cash and common stock, provided that all payments must be made with a minimum of 25% cash and cannot be made with more than a maximum of 75% cash. On January 1, 2006 we issued to each DataVox Shareholder 3,967 shares of our common stock as part of the January 1, 2006 Installment.

On March 11, 2005, we acquired the capital stock of Info Systems, Inc. (“Info Systems”). As part of the purchase price for Info Systems, we agreed to pay to the shareholders (the “Info Systems Shareholders”) additional amounts or cash or stock on the achievement of certain financial targets. These financial targets were achieved and during the quarter ended March 31, 2006, in satisfaction to our obligations to the Info Systems Shareholders, we issued 124,109 shares of common stock to them.

On December 10, 2004, we acquired the assets and business operations of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, “Vector”). As part of the purchase price for Vector, we agreed to pay to Vector (or its assigns) additional shares of our common stock on the achievement of certain financial targets. These financial targets were achieved and in the quarter ended March 31, 2006, in satisfaction of our obligations to Vector, we issued 731,587 shares of common stock to certain shareholders of Vector’s parent company (collectively, the "Vector Parties").

The issuance of common stock to each of the DataVox shareholders, the Info Systems Shareholders and the Vector Parties described above was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, and/or Regulation D there under. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exception there under. All such persons received, or had access to, material information concerning us and our operations including, but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

Item 6. Selected Financial Data

The following selected financial data for the fiscal years ended March 31, 2006, 2005, 2004, 2003, and 2002 have been derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Income Statement Data:
	Year Ended March 31,
	2006	2005	2004	2003	2002
		(as restated)
	(In thousands of dollars, except per share amounts)
Net revenues:
Products	$175,851	$73,161	$38,976	$34,471	$55,141
Services	60,868	28,033	13,288	20,985	20,309
Total revenue	236,719	101,194	52,264	55,456	75,450

Gross profit — products	25,068	8,915	1,219	2,332	4,479
Gross profit — services	24,288	9,873	1,185	7,713	7,292
Gross profit — total	49,356	18,788	2,404	10,045	11,771

Selling, general and administrative(a)	52,164	22,708	10,025	11,484	11,077
Operating (loss) income	(2,808)	(3,920)	(7,621)	(1,439)	694
Interest expense and other (b)	(5,425)	(4,686)	(488)	(188)	(422)

Pre-tax (loss) income	(8,233)	(8,606)	(8,109)	(1,627)	272
Net (loss) income	(8,474)	(8,619)	(8,109)	(1,211)	389
Net (loss) income per common share:
Basic	(0.99)	(1.51)	(1.72)	(0.26)	0.08
Diluted	(0.99)	(1.51)	(1.72)	(0.26)	0.08
Weighted average number of common and
common equivalent shares used in calculation:
Basic	8,542	5,714	4,723	4,734	5,033
Diluted	8,542	5,714	4,723	4,734	5,043
_________
(a)	Includes $1.1 million of expenses in the year ended March 31, 2005, for payments made to two officers of the Company in connection with the Pequot Investment.

(b)
Includes $3.4 million of non cash interest related to convertible debt and a secured promissory note in the year ended March 31, 2006. Includes $4.1 million of non cash interest related to convertible debt in the year ended March 31, 2005.

Balance Sheet Data:

	As of March 31,
	2006	2005	2004	2003	2002
		(as restated)
	(In thousands of dollars)
Total assets	$166,253	$91,169	$19,475	$22,954	$26,386
Total liabilities	89,535	63,591	14,311	9,713	11,581
Long term obligations	24,653	7,383		110	485
Working capital (deficiency)	10,704	(11,350)	(1,277)	(6,256)	(8,409)
Accumulated deficit	(27,298)	(18,824)	(10,205)	(2,096)	(885)
Shareholders’ equity	76,718	27,578	5,164	13,242	14,806

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our updated consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in Notes 1 and 12 of the consolidated financial statements, all references to 2006 and 2005 amounts reflect the restatement.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104. We recognize revenue from the sales of hardware when the rights and risks of ownership have passed to the client, upon shipment or receipt by the client, depending on the terms of the sales contract with the client. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all of the terms and conditions of the client contract. Service contracts generally do not extend over one year, and are billed when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue arrangements generally do not include specific client acceptance criteria. For arrangements with multiple deliverables, delivered items are accounted for separately, provided that the delivered item has value to the client on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Revenue billed on retainer is recognized as services are performed and amounts not recognized are recorded as deferred revenue.

We periodically receive discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to the cost of product sales, when estimable.

Goodwill and Intangibles

We test goodwill for impairment on a consolidated basis at least annually in the fourth quarter or more frequently if we believe indicators of impairment exist. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel. We did not record any impairment charges during the reporting periods.

Intangible Assets

We recorded intangible assets related to the acquisitions of DataVox Technologies, Inc., Network Catalyst, Inc., Vector ESP, Inc. and Vector ESP Management, Inc., Info Systems, Inc. and Nexl, Inc.

Intangibles consist of the following:

	March 31
	2006		2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client relationships	$8,915	$3,043	$6,588	$768
Know-how	710	237	710	59
Non-compete agreements	250	21	0	0
Total	$9,875	$3,301	$7,298	$827

The intangibles are being amortized over periods of up to 5 years.

Amortization expense amounted to $2.5 million and $0.8 million for the years ended March 31, 2006 and 2005. Estimated amortization expense for the next five years is as follows (in thousands):

Year ending March 31,
2007	$2,765
2008	2,026
2009	939
2010	506
2011	338

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. We estimate doubtful accounts based on historical bad debts, factors related to specific clients’ ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

We incurred approximately $3.6 million, $1.7 million and $1.6 million of depreciation and amortization expense for the years March 31, 2006, 2005 and 2004, respectively.

Contractual Obligations

The following table set forth as of March 31, 2006 the Company’s known contractual obligations (in thousands).

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in thousands of dollars)
Secured promissory note	$22,947			$22,947
Promissory notes	667	$667
Capital lease obligations	1,572	573	$899	100
Operating lease obligations	17,911	3,213	5,707	$8,991	$-
Total	$43,097	$4,453	$6,606	$32,038	$-

Results of Operations

The following table sets forth for the periods presented information derived from our audited consolidated statement of operations expressed as a percentage of net revenue:

	Year Ended March 31,
	2006	2005	2004
	(as restated)
Net revenue:
Products	74.3%	72.3%	74.6%
Services	25.7%	27.7%	25.4%
Total net revenue	100.0%	100.0%	100.0%
Cost of products	85.7%	87.8%	96.9%
Cost of services	60.1%	64.8%	91.1%
Gross profit
Products	14.3%	12.2%	3.1%
Services	39.9%	35.2%	8.9%
Total net gross profit	20.9%	18.6%	4.6%
Selling, general and administrative(a)	22.1%	22.4%	19.2%
Operating loss	(1.2)%	(3.8)%	(14.6)%
Interest expense(b)	2.3%	4.6%	0.9%
Net loss	(3.6)%	(8.5)%	(15.5)%
__________

(a)	Includes $1.1 million of expenses in the year ended March 31, 2005, for payments made to two officers of the Company in connection with the Pequot Investment.

(b)
Includes $3.4 million of non cash interest related to convertible debt and a secured promissory note in the year ended March 31, 2006. Includes $4.1 million of non cash interest related to convertible debt in the year ended March 31, 2005.

Years Ended March 31, 2006, 2005 and 2004

Net Revenue

Net revenue was $236.7 million for the fiscal year ended March 31, 2006 compared to $101.2 million for the fiscal year ended March 31, 2005 and $52.3 million for the fiscal year ended March 31, 2004.

Product revenue was $175.9 million in fiscal year 2006, $73.1 million in fiscal year 2005 and $39.0 million in fiscal year 2004, representing 74.3% of consolidated revenue in 2006, 72.3% in 2005 and 74.6% in 2004.

Service revenue was $60.9 million in fiscal year 2006, $28.0 million in 2005 and $13.3 million in 2004, representing 25.7% of consolidated revenue in 2006, 27.7% in 2005 and 25.4% in 2004.

The revenue increases in fiscal year 2006 and 2005 were principally due to the acquisitions of NEXL, Inc in December 2005, Info Systems, Inc., in March 2005, Vector Global ESP Inc., in December 2004 and Network Catalyst in September 2004. Our product revenue as a percentage of consolidated revenue increased in 2006 due to the acquisition of NEXL.

Gross Profit

Gross profit was $49.4 million for the fiscal year ended March 31, 2006 compared to $18.8 million in fiscal year 2005 and $2.4 million in fiscal year 2004. Blended gross margin was 20.9% in fiscal year 2006, 18.6% in fiscal year 2005 and 4.6% in fiscal year 2004.

Product gross margin was 14.3% in fiscal year 2006, 12.2% in fiscal year 2005 and 3.1% in fiscal year 2004. Service gross margin was 39.9% in fiscal year 2006, 35.2% in fiscal year 2005 and 8.9% in fiscal year 2004.

Improved gross margins resulted primarily from the impact of our acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses increased to $52.1 million in fiscal year 2006 from $22.7 million in fiscal year 2005 and $10 million in fiscal year 2004, due to costs associated with our acquisitions and transitional integration and national program costs.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) amounted to $3.2 million in fiscal year 2006, compared to a negative $1.3 million in fiscal year 2005 and a negative $6.0 million in fiscal year 2004. The EBITDA improvements resulted from both increased net revenue and improved gross margins discussed above, partially offset by the increased selling, general and administrative expenses. The following table sets forth a reconciliation of EBITDA to the net loss for the years presented.

	Years Ended March 31,
	2006	2005	2004
	(as restated) (In thousands of dollars)
Net loss	$(8,474)	$(8,619)	$(8,109)
Depreciation and amortization	6,047	2,558	1,636
Interest expense(a)	5,425	4,686	488
Income taxes	241	13
EBITDA	$3,239	$(1,362)	$(5,985)
_________

(a)  Year ended March 31, 2006 includes $3.4 million related to the convertible notes and a secured promissory note. The year ended March 31, 2005 includes $4.1 million of non-cash interest expense related to the convertible notes.

We believe that our non-GAAP measure of EBITDA provides investors with a useful supplemental measure of its operating performance by excluding the impact of interest, taxes, depreciation, and amortization. Management uses EBITDA to assist in evaluating operating performance. These non-GAAP results should be evaluated in light of our financial results prepared in accordance with GAAP. EBITDA is not a recognized measure for financial statement presentation under GAAP. Non-GAAP earnings measures do not have any standardized definition and are therefore unlikely to be comparable to similar measures presented by other reporting companies. This non-GAAP measure is provided to assist readers in evaluating our operating performance. Readers are encouraged to consider this non-GAAP measure in conjunction with our GAAP results.

Interest Expense

Interest expense was $5.4 million in fiscal year 2006, $4.7 million in fiscal year 2005, and $0.5 million in fiscal year 2004. The increase in 2006 was due to higher average interest rates, the issuance of a $25 million secured promissory note in November 2005, bearing 2% annual cash interest, paid quarterly and an overall 11% internal rate of return to be paid at maturity and $3.4 million related to the convertible notes and a secured promissory note. In 2005, the Company had non-cash interest expense of $4.1 million related to the convertible subordinated notes issued in December 2004 and March 2005. On June 23, 2005 the convertible notes were converted into Series A-4 Preferred Stock.

Net Income (Loss)

The Company had a net loss of $8.5 million in fiscal year 2006 compared to $8.6 million for the year ended March 31, 2005 and as compared to a net loss of $8.1 million in fiscal year 2004.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	March 31,	March 31,
(in thousands)	2006	2005

Cash	$18,154	$4,010
Working capital	$10,704	$(11,350)
Current ratio	1.16:1	0.80:1
Secured financing facilities	$20,557	$16,544
Secured promissory note	$22,947	$-

For the year ended March 31, 2006 cash increased $14.2 million to $18.2 million compared with $4.0 million at March 31, 2005, due primarily to cash provided from financing activities. Working capital at March 31, 2006 was $10.7 million compared to a working capital deficit of $11.4 million at March 31, 2005. Included in current liabilities at March 31, 2006 are obligations of $20.6 million relating to the Company’s secured financing facilities, described below.

On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund, as Lender (the "Lender"), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the "Note") and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company's Common Stock at an exercise price of $4.06 per share (the "Lender Warrant"). The Company used a portion of the funds to finance the acquisition of Nexl, Inc. on December 1, 2005 and expects to use the remainder of the proceeds from this loan to finance the continued execution of its acquisition strategy and to support its organic growth initiatives.

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity.  In addition, upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. As of March 31, 2006, $0.9 million in interest has been accrued on the Note, of which none has been paid in cash, $0.2, is accrued and payable within the next quarter, and $0.7 million is accrued and is payable at maturity. The Note is secured by a subordinated lien on the assets of the Company.  In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited $2.2 million to additional paid-in capital for the fair value of the Lender Warrant. The value attributed to the Lender Warrant was determined by an independent valuation utilizing the Black Scholes Model.

The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of March 31, 2006, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ended March, 31, 2006 and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. As of March 31, 2006, the Company was not compliant with all covenants relating to the Note, however, the Company received a waiver letter from Columbia Partners LLC, which included a waiver of the Fixed Charge Coverage Ratio covenant until June 30, 2007. The Company’s outstanding debt under the Note including accrued interest was approximately $23.8 million as of March 31, 2006.

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

As of March 31, 2006, the Company did not meet a certain financial covenant prescribed under the CIT Facility and the New Textron Facility; however, the Company received waiver letters from CIT and Textron.

The Company’s outstanding debt under its secured revolving credit facility was approximately $14.9 million as of March 31, 2006 and $13.6 million at March 31, 2005, respectively. The amount outstanding under the Company’s inventory financing agreements was approximately $5.6 million as of March 31, 2006 and $2.9 million at March 31, 2005, respectively.

As of March 31, 2006 the Pequot and Constellation investment totaled $60.0 million. The Company has used these funds to execute a growth through acquisition strategy, as well as for working capital needs. The Company currently does not have any other agreements, arrangements or understandings with respect to any prospective material acquisitions.

Cash used in operating activities was $6.2 million for the year ended March 31, 2006, derived from a net loss of $8.5 million plus an increase in net operating assets of $5.8 offset by non-cash charges of $8.1 million during the period. The increase in net operating assets relates primarily to an increase in accounts receivable due to the timing of client payments and the increase in receivables as a result of revenues related to Nexl, a business acquired in December 2005 and inventory to meet the needs of one large client. Accounts payable and accrued expenses, net of the impact of the NEXL acquisition, were down slightly due to the timing of payments.

Cash used in investing activities was $25.6 million for the year ended March 31, 2006 due primarily to costs associated with the acquisition of Nexl in December 2005 of approximately $14.0 million as well as post closing adjustments on earlier business acquisitions of $2.9 million. Capital expenditures approximated $9.6 million for the year including capitalized costs related to internal deployment of purchased and developed software of $4.9 million. These uses of cash were partially offset by the receipt of $1.0 million of proceeds previously held as restricted cash.

Cash provided by financing activities was $46.0 million for the year, primarily the result of net cash proceeds received from the issuance of shares of Series A Preferred Stock in the amount of $18.6 million, net proceeds received from the issuance of a secured promissory note in the amount of $24.3 million, and net borrowings received under our secured revolving credit facilities and inventory financing of $3.3 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our risk investments only consisted of cash deposited in a money market fund. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Due to the limited investment risks involving money market funds, we do not anticipate any material loss in connection with such investments.

Item 8. Financial Statements and Supplementary Data.

Set forth below is a list of our audited consolidated financial statements included in this Annual Report on Form 10-K and their location.

Item	Page*
Report of Goldstein Golub Kessler LLP	F-1
MTM Technologies, Inc. and subsidiaries consolidated balance sheet at March 31, 2006 and 2005	F-2
MTM Technologies, Inc. and subsidiaries consolidated statements of operations for the years ended March 31, 2006, 2005 and 2004	F-3
MTM Technologies, Inc. and subsidiaries consolidated statements of shareholders’ equity for the years ended March 31, 2006, 2005 and 2004	F-4
MTM Technologies, Inc. and subsidiaries consolidated statements of cash flows for the years ended March 31, 2006, 2005 and 2004	F-5
MTM Technologies, Inc. and subsidiaries notes to consolidated financial statements	F-6
Report of UHY LLP	F-23
Nexl, Inc. balance sheet at November 30, 2005 and December 31, 2004	F-24
Nexl, Inc. statement of operations for the 11 months ended November 30, 2005 and the years ended December 31, 2004 and 2003	F-25
Nexl, Inc. statements of stockholders equity for the 11 months ended November 30, 2005 and the years ended December 31, 2004 and 2003	F-26
Nexl, Inc. statements of cash flow for the 11 months ended November 30, 2005 and the years ended December 31, 2004 and 2003	F-27
Nexl, Inc. notes to final statements for the 11 months ended November 30, 2005 and the years ended December 31, 2004 and 2003	F-28

____________

* Page F-1 follows Part III to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

An evaluation was performed, as of March 31, 2006, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006. There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

Set forth below is a brief description of the background of each of our current directors and executive officers, based on information provided to us by them. Each director currently serving has been elected to a term that expires at the next Annual Meeting of shareholders.

Name	Age	Principal Positions andOffices with our Company	Director Since

Gerald A. Poch	59	Chairman of the Board of Directors	2004
Francis J. Alfano	45	Chief Executive Officer and Director	2004
Richard R. Heitzmann	34	Director	2004
William Lerner	71	Director	1995
Alvin E. Nashman	79	Director	1998
Steven H. Rothman	57	Director	1986
Arnold J. Wasserman	68	Director	1998
Thomas Wasserman	31	Director	2005
Steven Stringer	51	President and Chief Operating Officer	N/A
Michael El-Hillow	54	Senior Vice President and Chief Financial Officer	N/A
John F. Kohler	42	Senior Vice President and General Counsel	N/A

Gerald A. Poch has served as Managing Director of Pequot Capital Management, Inc., the investment manager/advisor for Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III L.P., since 1999. Mr. Poch also served as a Managing General Partner of both Pequot Fund and Pequot Partners. From August 1998 through January 2000, he was a principal of Pequot Capital Management, Inc. and co-leader of Pequot Fund’s and Pequot Partners’ venture capital team. From August 1996 to June 1998 he was the Chairman, President and Chief Executive Officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as Co-Chairman and Co-President, of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems. Mr. Poch is also a director of Analex Corporation and Andrew Corporation, each a publicly-traded company. In addition, Mr. Poch is a director of a number of private companies.

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

Richard R. Heitzmann has served as a Senior Vice President at Pequot Capital Management, Inc., focusing on software and services investments, since January 2004. From June 2003 to January 2004, Mr. Heitzmann was Vice President of Corporate Development with First Advantage Corp., a public company involved in the risk mitigation industry. From November 2001 to June 2003, Mr. Heitzmann was the Senior Vice President of Corporate Development and a member of the board of directors of US Search.Com, Inc. From August 1999 to November 2001, Mr. Heitzmann served as a Vice President of Pequot Capital Management, Inc. Mr. Heitzmann served as an executive with Nationsbanc Montgomery Securities in its private equity group from July 1998 to August 1998 and with Booz-Allen and Hamilton in its Financial Services and Healthcare Group from September 1997 to December 1997. Mr. Heitzmann was a financial analyst and associate at Houlihan Lokey Howard and Zukin from July 1994 to September 1997.

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

Steven H. Rothman served as an Executive Vice President of the Company from May 2004 to July 2007. He served as our Chairman of the Board from September 2002 to May 2004. From May 1986 to August 2002, he served as our President. Mr. Rothman served as our Chief Executive Officer from September 1996 to August 2002 and as Co-Chief Executive Officer from May 1986 to August 1996. Mr. Rothman is also a director of Coach Industries Group, Inc., a publicly-traded company.

Arnold J. Wasserman has served as chairman of our audit committee since March 1999. Mr. Wasserman has been a principal of Panda Financial Associates, Inc., a leasing/consulting firm, for the past 35 years. He is a director of Stratasys, Inc., a Nasdaq National Market listed company which manufactures rapid prototyping systems and materials, and serves as chairman of its audit committee.

Thomas Wasserman has served as a Vice President with Constellation Ventures since June of 2001. From March of 2000 to June of 2001, he served as a senior manager of corporate development for 360Networks, a global telecommunications service provider. Earlier, , Mr. Wasserman worked at Charterhouse Group International, a private equity firm, and at the investment banking firm of Donaldson, Lufkin and Jenrette. Mr. Wasserman is a director of Broadband National, a private company.

Steven Stringer has served as our President since June 2005 and as our Chief Operating Officer since October 1, 2004. From June through September 2004 he was employed by Pequot as a consultant and was made available by Pequot to us to assist with the selection, evaluation and integration of acquisitions. From January 2002 through May 2004, Mr. Stringer pursued private investment opportunities. Prior to that time he served in a number of senior executive roles with Rhythms NetConnections Inc. (“Rhythms”), including as Chief Executive Officer and President from July through December 2001, Chief Executive Officer, President and Chief Operating Officer from April through July 2001, and President and Chief Operating Officer from April 1999 through March 2001. On August 1, 2001, Rhythms filed for protection under title 11 of the U.S. Bankruptcy Code. Rhythms was a national provider of digital subscriber line services and operated one of the largest DSL networks in the United States, serving 60 major markets with 67,000 digital subscriber lines in service.

Michael El-Hillow has served as a Senior Vice President, as well as our Chief Financial Officer, since January 2006. From October 2001 to December 2005 he served as Executive Vice President, Finance and Administration and Chief Financial Officer of Advanced Energy Industries, Inc. Prior to that time, he served as Chief Financial Officer of Helix Technology Corporation from April 1997 to July 2001, Chief Financial Officer of A. T. Cross Company from January 1991 to April 1997 and an Audit Partner with Ernst & Young. Mr. El-Hillow is also Chairman of the Board of Evergreen Solar, Inc., a publicly traded company.

John F. Kohler has served as a Senior Vice President, as well as our General Counsel and Corporate Secretary, since May 2004. From May 2000 to January 2003, he served as Vice President — Mergers and Acquisitions for Interliant, Inc., a technology solutions provider, primarily responsible for Interliant’s acquisition and restructuring activities. From May 1995 to April 2000, he was a corporate lawyer with Weil, Gotshal & Manges LLP, a law firm in New York, and from September 1993 to April 1995, he was a corporate lawyer with Jenkens & Gilchrist, P.C., a law firm in Dallas. Mr. Kohler served as an officer in the United States Army from May 1986 to September 1990.

Under the terms of the Restated Shareholders Agreement, each of Mr. Poch and Mr. Heitzmann are directors designated by Pequot Capital Management, Inc. and Mr. T. Wasserman is a director designated by Constellation. Additionally, under that agreement Pequot and Constellation are obligated to vote their shares to elect Mr. Alfano and Mr. Rothman to the Board of Directors. See Item 12 “Security Ownership of Certain Beneficial Owners and Management - Restated Shareholders’ Agreement.”

Board Committees

Our board of directors currently has four standing committees, consisting of an audit committee, a compensation committee, a corporate governance and nominating committee and an independent directors committee.

Our audit committee currently is composed of William Lerner, Alvin E. Nashman and Arnold J. Wasserman, with Mr. Wasserman serving as its chairman. We believe that each of these committee members is “independent,” within the meaning of such term under applicable law and the Marketplace Rules of The Nasdaq Stock Market, Inc. Our board of directors has determined that Mr. Wasserman is an “audit committee financial expert,” as such term is defined by the SEC. The audit committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our internal audit staff and by our independent auditors. Its duties include:

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

Our compensation committee currently is composed of Richard Heitzmann, William Lerner and Alvin Nashman, with Mr. Heitzmann serving as its chairman. The duties of our compensation committee include recommending to the full board of directors remuneration to be paid our executive officers, determining the number and conditions to exercise of options and other equity incentives granted pursuant to our various stock plans and recommending the establishment of and monitoring a compensation and incentive program for all of our executive officers.

Our corporate governance and nominating committee currently is composed of Richard Heitzmann, William Lerner, Arnold J. Wasserman and Thomas Wasserman, with Mr. Lerner serving as its chairman. The duties of our corporate governance and nominating committee include overseeing that our board’s policies, as well as ensuring that we are in compliance with all applicable federal and state securities laws and the Nasdaq rules, and determining our board of directors’ slate of director-nominees for each shareholder election of directors.

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

Meetings of Our Board of Directors and its Committees

Our board of directors held 10 formal meetings during our fiscal year ended March 31, 2006. Our audit committee held 8 formal meetings, our compensation committee held 6 formal meetings, our corporate governance and nominating committee held 2 formal meetings, and our independent directors committee held 4 formal meetings, during our 2006 fiscal year. Each member of our board of directors attended, in person or telephonically, at least 75% of the total number of meetings of our board and each committee of the board on which the director serves.

Director Fees

Each director who is not an employee of our company or who is not appointed to the board of directors by either Pequot or Constellation receives an annual fee of $16,000 as compensation for serving on our board of directors, plus an additional $1,500 for each board meeting attended in person and $750 for each board meeting attended by telephonic conference call. Each such member of the board’s audit, compensation and corporate governance and nominating committees receives $2,500 per year, and each chairman of the committees receives $3,500 (except the chairman of the audit committee who receives $5,000), as compensation for serving on such committees, as well as an additional $1,000 for each committee meeting attended in person and $500 for each committee meeting attended by telephonic conference call, in each case if the committee meeting is held on a day other than a day on which the board itself is meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2006 fiscal year.

Code of Ethics

Our board of directors has established a code of ethics that applies to our principal executive, financial and accounting officer(s). A copy of our code of ethics was filed as exhibit 14.1 to our Annual Report on Form 10-K for fiscal year 2004.

Item 11. Executive Compensation

Summary Compensation

The following table sets forth, with respect to the our fiscal years ended March 31, 2006, 2005 and 2004, all compensation earned by our chief executive officer during our 2006 and 2005 fiscal years, and the five most highly compensated persons who were serving as executive officers at the end of our 2006 fiscal year or who would have been among the most highly compensated officers except for the fact that such person was not serving as an executive officer at the end of our 2006 fiscal year, in each case other than with respect to our chief executive officer.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Restricted Stock Awards (1)		Securities Underlying Options
Francis J. Alfano (2)	2006	$350,000	$118,750	$32,400	(3)	64,000
Chief Executive Officer	2005	$215,800	$50,000			400,000
Steven Stringer (4)	2006	$308,750	$133,438	$23,895	(3)	47,200
President and Chief Operating Officer	2005	$112,500	$37,500	$114,800	(3)	215,000
Michael El-Hillow (5)	2006	$72,500	$25,500	$162,750	(3)	250,000
Senior Vice President and Chief Financial Officer
John F. Kohler (6)	2006	$200,000	$58,000	$6,075	(3)	12,000
Senior Vice President and General Counsel	2005	$156,900	$25,000			75,000
Alan Schwartz (7)	2006	$250,000	$55,000	$12,150	(3)	24,000
Senior Vice President - Acquisitions	2005	$169,400	$25,000			150,000
Steven H. Rothman (8)	2006	$265,000	$19,875	$8,100	(3)	8,000
Executive Vice President	2005	$265,000
	2004	$265,000	$8,200

(1) Represent restricted stock units.
(2) Chief Executive Officer since May 21, 2004.
(3) Value of restricted stock units at March 31, 2006 was as follows:

Name	Fiscal Year	Value at March 31, 2006
Francis J. Alfano	2006	$30,640
Steven Stringer	2006	$22,597
	2005	$153,200
Michael El-Hillow	2006	$134,050
John F. Kohler	2006	$5,745
Alan Schwartz	2006	$11,490
Steven H. Rothman	2006	$7,660

(4) Chief Operating Officer since October 1, 2004 and President and Chief Operating Officer since June 10, 2005.
(5) Senior Vice President and Chief Financial Officer since January 1, 2006.
(6) Senior Vice President and General Counsel since May 21, 2004.
(7) Senior Vice President and Chief Financial Officer from May 21, 2004 until January 1, 2006.
(8) Chairman of the Board and Chief Financial Officer until May 21, 2004.

Option Grants In Last Fiscal Year

The following table sets forth, with respect to our fiscal year ended March 31, 2006, all grants of stock options to each named executive officer listed in the Summary Compensation Table contained in this Item 11.

Name	Number of Securities Underlying Option	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Grant Date Value (1)
Francis J. Alfano	64,000	7%	$4.05	April 15, 2015	$184,960
Steven Stringer	47,200	5%	$4.05	April 15, 2015	$136,408
Michael El-Hillow	250,000	26%	$4.75	January 3, 2016	$825,000
John F. Kohler	12,000	1%	$4.05	April 15, 2015	$34,680
Alan Schwartz	24,000	2%	$4.05	April 15, 2015	$69,360
Steven H. Rothman	8,000	1%	$4.05	April 15, 2015	$23,120

(1) Valuation done using the Black Scholes Option Pricing Model assuming a 4 year life expectancy, volatility of 115.4%, a risk free interest rate of 4.3% and no turnover.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth:

•	the total number of share acquired by named executive officers on the exercise of options during the year ended March 31, 2006 and the value realized upon such exercise,

•	the total number of unexercised options held, as of March 31, 2006, by each of the named executive officers, separately identified between those exercisable and those not exercisable, and

•	the aggregate value of in-the-money, unexercised options held, as of March 31, 2006, by each of the named executive officers, separately identified between those exercisable and those not exercisable.

	Shares acquired on exercise (#)	Value realized ($)	Number of Unexercised Options as of March 31, 2006		Value of Unexercised In-the-Money Options as of March 31, 2006 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Francis J. Alfano			150,000	314,000	$252,000	$420,000
Steven Stringer			80,624	181,576	$77,399	$129,001
Michael El-Hillow			0	250,000	$0	$0
John F. Kohler			28,185	58,815	$47,351	$78,649
Alan Schwartz			56,250	117,750	$94,500	$157,500
Steven H. Rothman	2,741	$8,497	105,200	8,000	$211,941	$0

(1) The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate market price of the shares underlying the options as of March 31, 2006 of $3.83 per share.

Stock Plans

We have adopted the following stock plans:

•
a 1993 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2006, 26,666 shares have been issued upon exercise of options and 125,834 shares are subject to outstanding options;

•
a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2006, 77,600 shares have been issued upon exercise of options and 51,600 shares are subject to outstanding options;

•
a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2006, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

•
a 2000 Long Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2006, 78,100 shares have been issued upon the exercise of options and 254,000 shares are subject to outstanding awards;

•
a 2002 Long Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2006, 92,500 shares have been issued upon the exercise of options and 15,000 shares are subject to outstanding awards; and

•
a 2004 Equity Incentive Plan, which provides for the award of an aggregate of 4,000,000 shares of our common stock, of which, as of March 31, 2006, 12,500 shares have been issued upon the exercise of options and 2,883,094 shares are subject to outstanding awards.

The 1993 Stock Option Plan and the 1996 Stock Option Plan have expired. Accordingly, we can no longer grant options under such plans.

Employees (including officers), directors and others who provide services to us are eligible to participate in our stock plans. The plans are administered by our board of directors or the compensation committee of the board. Options granted under the plans may be incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), or non-qualified stock options. Non-qualified stock options may be granted in tandem with stock appreciation rights. The exercise price of options may not be less than 100% of the fair market value of the common stock as of the date of grant, except that this limitation does not apply to options granted under the 1998 Stock Option Plan and the exercise price of ISOs granted to an employee who owns more than ten percent of the outstanding common stock may not be less than 110% of the fair market value as of the date of grant. Options may not be exercised more than ten years after the date of grant, or five years in the case of ISOs granted to an employee who owns more than 10% of the outstanding shares of our common stock The number of shares that may be acquired upon exercise of an option and the exercise price of an option are subject to adjustment in the event of a merger, recapitalization, stock split or stock dividend.

The 2000 Long Term Performance Plan and 2002 Long Term Performance Plan permits the grant of any form of award, including stock options, stock appreciation rights, and stock or cash awards. Awards under the 2000 Long Term Performance Plan may be in stock or denominated in units of stock, which may be subject to restrictions on transfer and include forfeiture provisions.

Our shareholders approved our 2004 Equity Incentive Plan in May 2004 and subsequently approved an increase in the number of shares subject to the 2004 plan to 4 million. We have reserved a total of 4 million shares of our common stock for issuance under the 2004 plan. The types of awards that may be granted under the 2004 plan include one or more of the following types, either alone or in any combination thereof:

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

Employment Agreements

We entered into an employment agreement, dated June 28, 2006, with Francis J. Alfano (as amended, the “Alfano Employment Agreement”) to employ Mr. Alfano as our Chief Executive Officer. The Alfano Employment Agreement has an initial term of three (3) years (the “Initial Term”). On the third and each subsequent anniversary of the commencement of such agreement, the term of the agreement shall automatically be extended for an additional period of twelve (12) months; provided, however, that either party may elect not to extend the agreement by giving written notice to the other party at least twelve (12) months prior to any such anniversary date. Mr. Alfano is paid a base salary of $350,000 per annum and is eligible to receive an annual bonus based upon the achievement of performance targets of up to 75% of his base salary payable 67% in cash and 33% in common stock consisting of 35,000 shares of common stock, subject to certain limitations on the number of shares to be issued. In the event of a termination of Mr. Alfano’s employment during the term of the agreement by us other than for “cause” or by Mr. Alfano for “good reason” or as a result of his death or permanent and total disability we shall provide him, among other things, a continuance of his then current base salary for a period equal to the greater of (i) one (1) year from the date of termination or (ii) the period ending on the last day of the Initial Term (the “Severance Period”). Additionally, in the event of termination for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and immediately exercisable and shall remain exercisable for the remainder of their term.

We entered into an employment agreement, dated October 1, 2004, with Steven Stringer (as amended, the “Stringer Employment Agreement”) to employ Mr. Stringer as our President and Chief Operating Officer. The Stringer Employment Agreement has an initial term of two (2) years (the “Initial Term”). On the second and each subsequent anniversary of the commencement of such agreement, the term of the agreement shall automatically be extended for an additional period of twelve (12) months; provided, however, that either party may elect not to extend the agreement by giving written notice to the other party at least twelve (12) months prior to any such anniversary date. As of October 1, 2005 neither party have given notice of non-renewal and the Stringer Employment Agreement was automatically extended until October 1, 2007. Mr. Stringer is paid a base salary of $335,000 per annum. In addition to the base salary payable to Mr. Stringer, he shall also be eligible to receive, as additional compensation, an annual bonus (the “Total Bonus”) equal to fifty percent (50%) of his base salary. The Total Bonus consists of two parts, an “EBITDA Bonus” in an amount equal to seventy - five percent (75%) of the Total Bonus, which is payable upon the achievement of our quarterly and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and a “Strategic Bonus” in an amount equal to twenty-five percent (25%) of the Total Bonus, which is payable annually upon the achievement of designated strategic objectives. In the event of a termination of Mr. Stringer’s employment during the term of the agreement by us other than for “cause” or by Mr. Stringer for “good reason” or as a result of his death or permanent and total disability we shall provide him, among other things, a continuance of his then current base salary for a period equal to the greater of (i) one (1) year from the date of termination or (ii) the period ending on the last day of the Initial Term (the “Severance Period”). Additionally, in the event of termination for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and immediately exercisable and shall remain exercisable for the remainder of their term.

Additionally, we entered into a severance agreement, dated December 12, 2005, with Michael El-Hillow (the “El-Hillow Severance Agreement”) and severance agreements, dated May 21, 2004, with Alan Schwartz (as amended the “Schwartz Severance Agreement”) and John Kohler (as amended the “Kohler Severance Agreement” and together with the El-Hillow Severance Agreement and the Schwartz Severance Agreement, the “Severance Agreements”) to employ Mr. El-Hillow as our Senior Vice President and Chief Financial Officer, Mr. Schwartz as our Senior Vice President - Acquisitions, and Mr. Kohler as our Senior Vice President and General Counsel. In the event of a termination of Mr. El-Hillow’s, Mr. Schwartz’s or Mr. Kohler’s employment during the first four (4) years of his agreement by the Company other than for “cause” or by such executive for “good reason” or as a result of his death or permanent and total disability we shall provide such executive, among other things, a continuance of his then current base salary for a period equal to one (1) year. Mr. El-Hillow is paid a base salary of $290,000 per annum, Mr. Schwartz is paid a base salary of $250,000 per annum and Mr. Kohler is paid a base salary of $200,000. Additionally, in the event of termination of the executive for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and immediately exercisable and shall remain exercisable for the remained of their term.

Securities Authorized for Issuance Under Equity Incentive Plans

We have provided in the “Equity Compensation Plan Information” section of Item 5 of this Annual Report on Form 10-K certain information with respect to securities authorized for issuance under our equity incentive plans.

Compensation of Directors

Each director who is not an employee of our company, or designated as a director by Pequot or Constellation, receives an annual fee of $16,000 as compensation for serving on our board of directors, plus an additional $1,500 for each board meeting attended in person and $750 for each board meeting attended by telephonic conference call. Each member of the board's audit, compensation and corporate governance and nominating committees receives $2,500 per year, and each chairman of the committees receives $3,500 (except the chairman of the audit committee who receives $5,000), as compensation for serving on such committees, as well as an additional $1,000 for each committee meeting attended in person and $500 for each committee meeting attended by telephonic conference call, in each case if the committee meeting is held on a day other than a day on which the board itself is meeting.

During the fiscal year ended March 31, 2006 restricted stock units and common stock were granted to directors as follows:

Name	Date of Grant	Equity Award	Number of Shares
William Lerner	April 15, 2005	Restricted Stock Units	1,750
	November 9, 2005	Common Stock	10,000
Alvin Nashman	April 15, 2005	Restricted Stock Units	1,750
	November 9, 2005	Common Stock	10,000
Arnold Wasserman	April 15, 2005	Restricted Stock Units	1,750
	November 9, 2005	Common Stock	11,000

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is or was an officer or employee of our company, nor had any relationship requiring disclosure under Item 13 of this Annual Report on Form 10-K. In addition, to our knowledge, none of our executive officers:

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

 Performance Graph

The following graph and table sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in our common stock and each comparison indices, assuming reinvestment of dividends, if any.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$400.00

$350.00

$300.00

$250.00

$200.00

$150.00

$100.00

$50.00

$0.00

$130.58

$100.00

$121.78

$121.07

$61.56

$90.23

$91.39

$122.21

$128.89

$139.98

$101.40

$156.88

$192.81

$111.23

$340.46

$396.46

3/31/2002

3/31/2003

3/31/2004

3/31/2005

3/31/2006

3/31/2001

Peer Group

Standard & Poors Small Cap

MTM Technologies, Inc.

Assumes $100 invested at the close of trading on 3/01 in MTM Technologies, Inc. common stock, Standard & Poors SmallCap and Peer Group (which consists of Affiliated Computer Services, Inc., Computer Horizons Corp, Eplus, Inc., Keane, Inc. Perot Systems, Inc., Pomeroy Computer Resources Inc., Tier Technologies, Inc. and Unisys Corp.)

Cumulative total return assumes reinvestment of dividends.

	3/31/2001	3/31/2002	3/31/2003	3/31/2004	3/31/2005	3/31/2006
MTM Technologies, Inc.	100	121.78	51.56	128.89	396.46	340.46
Standard & Poors SmallCap	100	121.07	90.23	139.98	156.88	192.81
Peer Group	100	130.58	91.39	122.21	101.4	111.23

Report by the Compensation Committee

The compensation of the Company's executive officers is determined by the Compensation Committee of the Board. The Committee has three members, each of whom is independent of management. None of the members of the Committee has any insider or interlocking relationship with the Company, and each of them is a non-employee director, as these terms are defined in applicable rules and regulations of the SEC.

Compensation Philosophy

The Company's executive compensation philosophy is to align the interests of executive management with shareholder interests and with the Company's business strategy and success, through an integrated executive compensation program that considers short-term performance, the achievement of long-range strategic goals and growth in total shareholder value. The key elements of executive compensation are competitive base salary, quarterly and annual incentives, and equity participation. The aggregate compensation package is designed to attract and retain individuals critical to the long-term success of the Company, to motivate these persons to perform at their highest levels, and to reward exceptional performance.

In December 2004, based on a report from a firm of recognized compensation specialists, the Committee established ranges of base compensation for the Chief Executive Officer and senior executive management and for targeted bonuses. For the year ended March 31, 2006 the target bonuses required performance in two principal areas, achieving EBITDA growth and achieving strategic objectives linked to the company’s acquisition and internal growth program, and individual performance. The Committee retains discretion in light of company performance and achievement of individual goals, and its own compensation objective to offer competitive compensation in a highly competitive market place, to determine overall and individual compensation and the funding of bonus payments. The average bonus payment for the year was approximately 75% of the target bonus amounts. The Committee continues to use recognized compensation specialists to assist with issues pertaining to compensation.

Base Salary

Base salary levels for executive officers are determined not only on the basis of the Committee's assessment of individual performance, but also on the total compensation, including salaries, paid by companies engaged in similar businesses, to persons holding equivalent positions. As noted above, those surveys, as well as related data analyses, were conducted by external compensation consultants. The Compensation Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance relative to individual goals, the functioning of the executive's team within the corporate structure, success in furthering the corporate strategy and goals, and individual management skills, responsibilities and anticipated workload.

Apart from contractual commitments, the Compensation Committee also considers demonstrated loyalty and commitment and the competitive salaries offered by similar companies to attract and retain executives. Merit increases for executives are to be subject to the same budgetary guidelines as apply to any other employees. In those cases where an executive has entered into an employment agreement, the base salary is determined pursuant to the terms of the agreement, and renewals of contracts will be considered on the basis of the performance of the individual, the performance of the Company and the compensation philosophy of the Company.

Quarterly and Annual Bonuses

The Company's Management Bonus Plan is designed to provide an incentive to executives and to reward executives based on the overall performance of the Company, as well as on the performance of each executive officer's area of responsibility or operating group. Measures of performance are both financial and strategic. Financial elements are based on achieving quarterly and annual EDITDA targets and strategic elements include, but are limited to technological or quality improvements, improvements in operations and contributions to business success. The goals are also structured to provide the kinds of objectivity and checks and balances required to ensure compliance with SEC regulations and the Sarbanes-Oxley Act. The Committee reviewed the levels of bonus payments with an external consultant and compared those levels to a analysis of publicly available compensation information.

Equity Awards

In 2005 the Compensation Committee approved a plan to expanded the number of employees eligible for equity awards so as to award equity more broadly and deeply throughout the organization and thus provide additional incentive to employees to maximize shareholder value.

Executives are eligible for equity awards in the form of stock options and restricted stock units under the Company's equity plans. Awards are made at the discretion of the Compensation Committee. The number of shares awarded to any individual depends on individual performance, salary level and competitive data, and the impact that such employee's productivity may make to shareholder value over time. In addition, in determining the number of stock options or restricted stock units granted to each executive, the Compensation Committee reviews the unvested options and units of each executive to determine the future benefits potentially available to the executive. The number of options or units granted will depend in part on the total number of unvested options and units deemed necessary to provide an incentive to that individual to make a long term commitment to remain with the Company. By giving to executives an equity interest in our company, the value of which depends upon stock performance, the policy seeks to further align management and shareholder interests. The Committee believes that using restricted stock units as part of the overall equity awards program better aligns the interest of management and shareholders as restricted stock units closely replicate the economic characteristics of capital stock.

The Compensation Committee of the Board of Directors of MTM Technologies, Inc.

Richard Heitzmann, Chairman
Alvin E. Nashman, Member
William Lerner, Member

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

The following table sets forth as of June 20, 2006 the beneficial ownership of the following persons:

•	each person known by us to beneficially own 5% or more of our Series A Preferred Stock and/or our common stock, based on filings with the SEC and certain other information;

•	each of our “named executive officers” and directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Our “named executive officers,” in accordance with SEC rules, are those executive officers who are required to be listed in the Summary Compensation Table provided in Item 11 of this Annual Report on Form 10-K. Except as otherwise indicated in the notes to the Beneficial Ownership Table, we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and the address for each beneficial owner listed in the table, except where otherwise noted, is MTM Technologies, Inc., 1200 High Ridge Road, Stamford, Connecticut 06905.

	Series A Preferred Stock			Common Stock
Name of Shareholder	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Pequot Capital Management, Inc.(1)	14,894,960	(2)	74.38%	17,179,576	(3)	59.8%
Gerald A. Poch (4)	14,894,960	(5)	74.38%	17,189,576	(6)	59.8%
Constellation Group(7)	5,129,872	(8)	25.62%	6,052,949	(9)	34.4%
Clifford Rucker(10)	0		0.00%	2,355,000		20.4%
Mark Stellini	0		0.00%	599,840		5.2%
Howard A. Pavony	0		0.00%	895,656	(11)	7.7%
Steven H. Rothman	0		0.00%	895,303	(12)	7.7%
Arnold Wasserman	0		0.00%	130,750	(13)	1.1%
William Lerner	0		0.00%	99,750	(14)	0.9%
Alvin E. Nashman	0		0.00%	97,250	(15)	0.8%
Francis J. Alfano	0		0.00%	256,333	(16)	2.2%
Steven Stringer	0		0.00%	92,424	(17)	0.8%
Michael El-Hillow	0		0.00%	0	(18)	0.0%
John F. Kohler	0		0.00%	46,750	(19)	0.4%
Richard R. Heitzmann(20)	0	(21)	0.00%	0	(22)	0.0%
Thomas Wasserman(23)	0	(24)	0.00%	0	(25)	0.0%
All directors and executive officers as a group (11 persons)	14,894,960	(26)	74.38%	18,808,136	(27)	63.7%

(1)
According to a Schedule 13D/A filed with the SEC on December 16, 2005, Pequot Capital Management, Inc. is the investment advisor/manager for both the Pequot Fund and Pequot Partners and exercises sole investment discretion over the Pequot Fund and Pequot Partners. The address for Pequot Capital Management, Inc., as well as the Pequot Fund and Pequot Partners is 500 Nyala Farm Road, Westport, Connecticut 06880.

(2)
Represents (a) 2,853,555 shares of Series A-1 Preferred Stock owned of record by the Pequot Fund, (b) 402,259 shares of Series A-1 Preferred Stock owned of record by Pequot Partners, (c) 1,752,898 shares of Series A-2 Preferred Stock owned of record by the Pequot Fund, (d) 247,102 shares of Series A-2 Preferred Stock owned of record by Pequot Partners, (e) 1,685,479 shares of Series A-3 Preferred Stock owned of record by Pequot Fund, (f) 237,598 shares of Series A-3 Preferred Stock owned of record by Pequot Partners, (g) 4,470,490 shares of Series A-4 Preferred Stock owned of record by Pequot Fund, (h) 630,194 shares of Series A-4 Preferred Stock owned of record by Pequot Partners, (i) 2,292,252 shares of Series A-5 Preferred Stock owned of record by Pequot Fund, and (j) 323,133 shares of Series A-5 Preferred Stock owned of record by Pequot Partners. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008. Accrual of dividends on the Series A Preferred Stock commenced on May 21, 2006.

(3)
Represents (a) the maximum 14,884,960 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record by Pequot Fund and Pequot Partners, as discussed in note (2) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b)2,002,350 shares of our common stock issuable upon exercise of warrants held of record by the Pequot Fund, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 282,266 shares of our common stock issuable upon exercise of warrants held of record by Pequot Partners, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Pequot Fund and Pequot Partners own of record are subject to anti-dilution adjustment. Does not include (x) any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008 or (y) 335,242 warrants held by Pequot Fund or 47,258 warrants held by Pequot Partners and in each case acquired in connection with our Series A-5 Preferred Stock as such warrants are not exercisable until approved by our shareholders. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

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

(6)
Represents 10,000 shares of our common stock held by Mr. Poch in his personal account plus the 17,179,576 shares of our common stock beneficially owned by Pequot Capital Management, Inc. (see note (3) to this Beneficial Ownership Table), of which Mr. Poch is a Senior Managing Director. Mr. Poch disclaims beneficial ownership to our common stock beneficially owned by Pequot Capital Management, Inc., except to the extent of his pecuniary interest therein.

(7)
The Constellation Group consists of (i) Constellation Venture, Constellation Offshore, BSC and CVC. (collectively, “Constellation”) (ii) Constellation Ventures Management II, LLC, which is the sole general partner of Constellation Venture, the sole general partner of Constellation Offshore and the sole managing general partner of BSC, (iii) Bear Stearns Asset Management Inc., which is the managing member of CVC and the investment adviser to each Constellation fund, (iv) Clifford Friedman, who is a member of Constellation Ventures Management II, LLC and a senior managing director of Bear Stearns Asset Management Inc., and (v) Bear Stearns Companies Inc., which is the sole managing member of Constellation Ventures Management II, LLC and the parent corporation of Bear Stearns Asset Management Inc. Constellation Ventures Management II, LLC, Bear Stearns Asset Management Inc. and Mr. Friedman share investment and voting control of shares beneficially owned by Constellation Venture, Constellation Offshore and BSC. Bear Stearns Asset Management Inc. exercises sole investment and voting control of the shares beneficially owned by CVC. The address for each entity and person in the Constellation Group is 383 Madison Avenue, New York, New York 10179.

(8)
Represents (a) 960,068 shares of Series A-3 Preferred Stock owned of record by Constellation Venture, (b) 510,903 shares of Series A-3 Preferred Stock owned of record by Constellation Offshore, (c) 428,131 shares of Series A-3 Preferred Stock owned of record by BSC, (d) 23,975 shares of Series A-3 Preferred Stock owned of record by CVC, (e) 1,370,530 shares of Series A-4 Preferred Stock owned of record by Constellation Venture, (f) 729,332 shares of Series A-4 Preferred Stock owned of record by Constellation Offshore, (g) 611,170 shares of Series A-4 Preferred Stock owned of record by BSC, (h) 34,225 shares of Series A-4 Preferred Stock owned of record by CVC, (i) 230,416 shares of Series A-5 Preferred Stock owned of record by Constellation Venture (j) 122,617 shares of Series A-5 Preferred Stock owned of record by Constellation Offshore, (k) 102,751 shares of Series A-5 Preferred Stock owned of record by BSC, and (l) 5,754 shares of Series A-3 Preferred Stock owned of record by CVC. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(9)
Represents (a) the maximum 5,129,872 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record by the Constellation Group, as discussed in note (8) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b) 460,833 shares of our common stock issuable upon exercise of warrants held of record by Constellation Venture, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 245,234 shares of our common stock issuable upon exercise of warrants held of record by Constellation Offshore, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (d) 205,502 shares of our common stock issuable upon exercise of warrants held of record by BSC, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, and (e) 11,508 shares of our common stock issuable upon exercise of warrants held of record by CVC, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Constellation Group owns of record are subject to anti-dilution adjustment. Does not include (x) any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008 or (y) 33,698 warrants held by Constellation Venture, 17,933 warrants held by Constellation Offshore, 15,027 warrants held by BSC or 842 warrants held by CVC and in each case acquired in connection with out Series A-5 Preferred Stock as such warrants are not exercisable until approved by our shareholders. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(10)	The address for Mr. Rucker is 5 Bridle Spur Road, Danvers, MA 01923.

(11)	Included 105,200 shares of our common stock issuable upon exercise of options granted to Mr. Pavony, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(12)
Includes 107,200 shares of our common stock issuable upon exercise of options granted to Mr. Rothman, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 6,000 shares of our common stock issuable upon exercise of options, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership table nor does it include 2,000 restricted share units which do not vest within the 60 days following the date of this Beneficial Ownership table, or 1,125 shares of our common stock held by Mr. Rothman’s spouse.

(13)	Includes 108,000 shares of our common stock issuable upon exercise of options granted to Mr. Wasserman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(14)	Includes 88,000 shares of our common stock issuable upon exercise of options granted to Mr. Lerner, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(15)	Includes 85,500 shares of our common stock issuable upon exercise of options granted to Dr. Nashman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(16)
Includes 249,333 shares of our common stock issuable upon exercise of options granted to Mr. Alfano, which are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 214,667 shares of our common stock issuable upon exercise of options, which are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include 8,000 restricted stock units which do not vest within the 60 days following the date of this Beneficial Ownership table.

(17)
Represents 92,424 shares of our common stock issuable upon exercise of options granted to Mr. Stringer, which are exercisable within 60 days following the date of this Beneficial Ownership Table. Does not include 169,776 shares of our common stock issuable upon exercise of options, which are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include 45,900 restricted stock units which do not vest within the 60 days following the date of the Beneficial Ownership table.

(18)
Does not include 250,000 shares of our common stock issuable upon exercise of options, which are not exercisable within 60 days following the date of the Beneficial Ownership Table nor does it include 35,000 units which do not vest with 60 days following the date of the Benefit Ownership Table.

(19)
Represents 46,750 shares of our common stock issuable upon exercise of options granted to Mr. Kohler, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 40,250 shares of our common stock issuable upon exercise of options, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include the 1,500 restricted stock units which do not vest within the 60 days following the date of this Beneficial Ownership Table.

(20)	The address for Mr. Heitzmann is c/o Pequot Capital Management, Inc., 500 Nyala Farm Road, Westport, Connecticut 06880.

(21)
Does not include the shares of Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc. (see note (2) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President. Mr. Heitzmann does not have voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc.

(22)
Does not include the shares of our common stock beneficially owned by Pequot Capital Management, Inc. (see note (3) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President. Mr. Heitzmann does not have voting power nor investment power with respect to our common stock beneficially owned by Pequot Capital Management, Inc.

(23)	The address for Mr. Wasserman is c/o Bear Stearns Asset Management Inc., 383 Madison Avenue, New York, New York 10179.

(24)
Does not include the shares of our Series A Preferred Stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (8) to this Beneficial Ownership Table). Mr. Wasserman is a Vice President of Constellation Ventures. Mr. Wasserman does not have voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by Constellation Venture, Constellation Offshore, BSC or CVC.

(25)
Does not include the shares of our common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (9) to this Beneficial Ownership Table). Mr. Wasserman is a Vice President of Constellation Ventures. Mr. Wasserman does not have voting power nor investment power with respect to the common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC or CVC

(26)	Includes those Series A Preferred Stock beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

(27)	Includes those common shares beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

Restated Shareholders’ Agreement

We entered into a Shareholders’ Agreement with the Pequot Fund, Pequot Partners, Howard A. Pavony and Steven H. Rothman on May 21, 2004, as a condition to the consummation of our sale to the Pequot Fund and Pequot Partners of our Series A-1 Preferred Stock. On December 10, 2004, simultaneously with, and as a condition to, the closing of the transactions contemplated by the December 10, 2004 Purchase Agreement with Pequot and Constellation providing for the issuance and sale of our Series A-4 with A-5 Preferred Stock, we amended and restated the Shareholders’ Agreement to set forth certain new restrictions and obligations for us and for Mr. Pavony and Mr. Rothman. Additionally, on December 21, 2004, we further amended the Shareholders’ Agreement in connection with the resignation of Mr. Pavony from the Board of Directors, which resignation was effective March 31, 2005.

On August 1, 2005 we entered into an Amended and Restated Shareholders’ Agreement (the “Restated Shareholders Agreement”) with Pequot, Constellation, Howard A. Pavony and Steven H. Rothman. The Restated Shareholders’ Agreement reflected an extension of the lock-up period with respect to the shares owned by Mr. Pavony entered into in connection with the termination of his employment with us. Mr. Pavony’s agreed that (i) prior to May 21, 2006, he would not transfer any securities of the Company owned by him and (ii) from May 21, 2006 to January 1, 2007, he would not transfer more than 42.5%, in the aggregate, of such securities. After January 1, 2007, Mr. Pavony may, subject to certain other rights of the company, Pequot and Constellation, sell his shares free of the foregoing limitations.

The Restated Shareholders Agreement provides that parties agree to vote, or cause to be voted, all securities of the Company owned by such party or over which such party has voting control so that the number of directors will consist of: (i) the company’s chief executive officer (“CEO”); (ii) two directors designated by Pequot Capital Management, Inc., or its assignee; (iii) one director designated by Constellation or its assignee; (iv) Mr. Rothman; (v) three “independent” directors, within the meaning of “independent” under the current rules of Nasdaq, selected by the Company’s nominating and corporate governance committee; and (vi) two additional independent directors to be selected by the CEO and reasonably acceptable to the Company’s nominating and corporate governance committee. Under certain circumstances where Pequot holds less than 25% of the securities Pequot purchased pursuant to the Purchase Agreement, the right to designate two directors in (ii) above will be reduced to one director and the above voting provisions will be adjusted in the manner described in the Restated Shareholders’ Agreement. On July 7, 2006, in connection with the termination of his employment with the Company, Mr. Rothman waived the obligation that the Investors vote in favor of his appointment as a Director and agreed that he would not stand for reelection to the Board of Directors at the Company’s 2006 Annual Meeting of Shareholders.

The obligation of the parties under the Restated Shareholders’ Agreement will expire upon the earliest to occur of (i) the completion of any voluntary or involuntary liquidation or dissolution of the Company, (ii) the sale of all or substantially all of the Company’s assets or of a majority of the outstanding equity of the Company to any person that is not a party to the Restated Shareholders’ Agreement, or (iii) December 10, 2009. Messrs. Rothman and Pavony’s obligation to vote for (i) two directors designated by Pequot Capital Management, Inc., and (ii) one director designated by Constellation or its assignee, shall terminate if (a) Pequot or their assignees own less than 10% of the outstanding Series A Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to Pequot, (b) Constellation or its assignees own less than 10% of the Series A-3 Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to Constellation, or (c) any other shareholders that are introduced to the company by Pequot own less than 10% of the shares acquired by such shareholders from the company in a transaction not including a public offering or (ii) if Messrs. Pavony and

Rothman individually own less than less than 10% of the number of shares of common stock owned by such person on December 10, 2004.

The Restated Shareholders Agreement also contains provisions (i) restricting the transfer of any securities by shareholders party to the Restated Shareholders Agreement in certain circumstances and (ii) granting the Investors certain rights of first refusal and tag-along rights with respect to any dispositions by Messrs. Pavony and Rothman of their shares of Common Stock.

Item 13. Certain Relationships and Related Party Transactions.

We are a party to a lease agreement, dated December 31, 2004, for our facility located in Peabody, MA. We became a party to this lease as part of the December 2005 acquisition of Nexl, Inc. The landlord for this facility is C&S Realty Peabody Trust, a nominee trust controlled by Clifford Rucker and his affiliates. Mr. Rucker owns approximately 20% of our outstanding common stock and was formerly the president of our Northeast region. The lease covers approximately 38,000 square feet, has a monthly rent of approximately $35,000, terminates in December 2009, and is subject to our option to renew for an additional five year term.

Mr. Rucker also operates a lease financing company called Nexl Financial Services, Inc. (“Nexl Financial”). From time to time, Nexl Financial has provided lease financing to certain of our clients. During the year ended March 31, 2006 Nexl Financial provided equipment leasing to our clients on two occasions for equipment having a purchase price approximately of $165,000 and $114,000, respectively.

On August 1, 2005, we entered into a consulting agreement with Howard Pavony in connection with the termination of his employment with the Company. This agreement provides that Mr. Pavony will perform certain consulting services for us until May 21, 2007 in exchange for an annual consulting fee of $265,000, plus an automobile allowance and health benefits. Mr. Pavony owns approximately 8% of our outstanding common stock.

On July 7, 2006, we entered into a consulting agreement with Steven Rothman in connection with the termination of his employment with the Company. This agreement provides that Mr. Rothman will perform certain consulting services for us until March 31, 2008. We will pay Mr. Rothman an annual consulting fee of $265,000, plus health benefits through December 31, 2007. Thereafter we will pay Mr. Rothman certain transaction fees in the event we complete an acquisition introduced to the Company by Mr. Rothman. Mr. Rothman owns approximately 8% of our outstanding common stock and is a Director of the Company.

Item 14. Principal Accountant Fees and Services.

Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2006	2005

Audit fees(1)	$300,000	$200,000
Audit-related fees(2)	-	6,500
Tax fees(3)	-	6,750
All other fees(4)	68,200	44,990
__________

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

Such fees have been pre-approved by our Audit Committee.

Audit Committee Pre-Approval Policy

In addition to retaining Goldstein Golub Kessler LLP to audit our consolidated financial statements for the years ended March 31, 2006 and 2005, we retained Goldstein Golub Kessler to provide other auditing and advisory services to us in our 2006 and 2005 fiscal years. We understand the need for Goldstein Golub Kessler to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Goldstein Golub Kessler, our audit committee has restricted the non-audit services that Goldstein Golub Kessler and its aligned company may provide to us primarily to tax services and merger and acquisition due diligence and audit services, and has determined that we would obtain even these non-audit services from Goldstein Golub Kessler and/or its aligned company only when the services offered by Goldstein Golub Kessler and its aligned company are more effective or economical than services available from other service providers.

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

2.1
Merger Agreement, dated August 16, 2005, among NEXL, Inc., a Massachusetts corporation, MTM Technologies (Massachusetts), LLC, a Delaware limited liability company, MTM Technologies, Inc., a New York corporation and the sole shareholder of Merger Subsidiary, and Clifford L. Rucker*

2.2	Asset Purchase Agreement, dated September 17, 2004 by and among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc.*
2.3	Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc.*
2.4	Stock Purchase Agreement, dated January 27, 2005, by and among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc.*
3.1	Restated Certificate of Incorporation*
3.2	Amended and Restated By-Laws*
4.1	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*
4.2
Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*

4.3
Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*

4.4
Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*

4.5
Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*

4.6
Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*

4.7
Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated December 10, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*

4.8	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP*
4.9	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*
4.10	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P.*
4.11	Warrant Certificate, Evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*
4.12	Form of Series A-3 Warrant Certificate*
4.13	Form of Series A-4 Warrant Certificate*
4.14	Form of Series A-5 Warrant Certificate*
4.15	Warrant Certificate issued to National Electrical Benefit Fund*
4.16	Columbia Voting Agreement*
4.17	Series A-5 Voting Agreement*
10.1	Financing Agreement among the CIT Group/Business Credit, Inc., the Lenders that are parties thereto, MTM Technologies, Inc., and its subsidiaries that are parties thereto, dated as of June 8, 2005*
10.2
Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc. MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005*

10.3
Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender*

10.4	MTM Technologies, Inc. 2004 Equity Incentive Plan*
10.5	Micros-to-Mainframes, Inc. 2002 Long-Term Incentive Plan*
10.6	Micros-to-Mainframes, Inc. 2000 Long-Term Incentive Plan*
10.7	Micros-to-Mainframes, Inc. 1998 Stock Option Plan*

10.8	Micros-to-Mainframes, Inc. 1996 Stock Option Plan*
10.9	Micros-to-Mainframes, Inc. Revised 1993 Employee Stock Option Plan*
10.10	MTM Technologies, Inc. Associates Stock Purchase Plan*
10.11	Employment Agreement, dated June 28, 2006, between MTM Technologies, Inc. and Francis J. Alfano*
10.12	Waiver Letter, dated June 26, 2006, between MTM Technologies, Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund
10.13	Employment Agreement, dated October 1, 2004 by and between MTM Technologies, Inc. and Steven Stringer*
10.14	Amendment No. 1 to Steve Stringer’s Employment Agreement*
10.15	Severance Letter, dated December 12, 2005, between MTM Technologies, Inc. and Michael El-Hillow*
10.16
Waiver Letter dated December 9, 2005, by Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*

10.17	Lease Agreement, dated August 15, 2005, between 1200 High Ridge Company, LLC and MTM Technologies, Inc. *
10.18	Form of Employee Stock Option Agreement*
10.19	Form of Executive Stock Option Agreement
10.20	Form of Employee Restricted Stock Unit Agreement
10.21	Form of Executive Restricted Stock Option Agreement
10.22	Consulting Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman*
10.23	Letter Agreement, dated July 7, 2007 between MTM Technologies, Inc. and Steven Rothman*
14.1	Code of ethics*
21.1	Subsidiaries of MTM Technologies, Inc.
23.1	Consent from Goldstein Golub Kessler LLP
23.2	Consent of UHY LLP
31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano
31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Michael El-Hillow
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael El-Hillow

_________
* Incorporated by Reference. See Exhibit Index.

Financial Statements and Schedules

We have provided in Item 8 to this annual Report on form 10K a complete list of the financial statements being filed with this Form 10K. There are no financial statement schedules applicable to this Form 10K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MTM TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of MTM Technologies, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTM Technologies, Inc. and Subsidiaries as of March 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Note 1, the accompanying 2005 consolidated financial statements have been restated.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 6, 2006

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2006	2005
		(As restated - See Note 1)
ASSETS
Current assets:
Cash	$18,154	$4,010
Restricted cash		1,000
Accounts receivable - trade, net of allowance of $977and $741, respectively	48,930	34,180
Inventories	3,762	3,408
Prepaid expenses and other current assets	4,740	2,360
Total current assets	75,586	44,958

Property and equipment, net	15,942	5,218
Goodwill	67,134	34,190
Identified intangible assets, net of amortization	6,574	6,471
Other assets	1,017	332
TOTAL ASSETS	$166,253	$91,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facilities	$14,916	$13,614
Inventory financing agreements	5,641	2,930
Current portion of promissory notes	667	366
Accounts payable and accrued expenses	37,727	21,370
Convertible subordinated promissory notes		13,321
Deferred revenue	5,370	4,522
Current portion of capital lease obligations	561	185
Total current liabilities	64,882	56,308
Secured promissory note	22,947
Warrants and future rights liability		6,335
Non-current portion of promissory notes		667
Non-current portion of capital lease obligation	1,011	281
Other long-term liabilities	695
Total liabilities	89,535	63,591
Shareholders’ equity:
Series A preferred stock, $.001 par value; 31,000,000 and 14,000,000 shares authorized; 20,024,832 and 9,101,968 shares issued and outstanding respectively	49,883	16,997
Common stock, $.001 par value; authorized 80,000,000 shares; issued and outstanding 11,490,537 and 7,376,239 shares, respectively	12	8
Additional paid-in capital	54,121	29,397
Accumulated deficit	(27,298)	(18,824)
Total shareholders’ equity	76,718	27,578
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$166,253	$91,169

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended March 31,
	2006	2005	2004
		(As restated - See Note 1)
Net revenues:
Products	$175,851	$73,161	$38,976
Services	60,868	28,033	13,288
Total net revenue	236,719	101,194	52,264

Costs and expenses:
Cost of products sold	150,783	64,246	37,757
Cost of services provided	36,580	18,160	12,103
Selling, general and administrative	52,164	22,708	10,025
Total costs and expenses	239,527	105,114	59,885

Loss from operations	(2,808)	(3,920)	(7,621)
Interest expense, net of interest income	(5,425)	(4,686)	(488)

Loss before income tax provision	(8,233)	(8,606)	(8,109)
Provision for income taxes	241	13	—

Net loss	$(8,474)	$(8,619)	$(8,109)

Net loss per common share:
Basic and Diluted	$(0.99)	$(1.51)	$(1.72)
Weighted average number of common shares outstanding:
Basic and Diluted	8,542	5,714	4,723

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2003			4,723	$5	$15,333	$(2,096)	$13,242
Issuance of stock options					31		31
Net loss						(8,109)	(8,109)
Balance at March 31, 2004			4,723	5	15,364	(10,205)	5,164
Issuance of preferred stock	9,102	$16,997			6,776		23,773
Exercise of stock options			59		87		87
Issuance of common stock in connection with acquisitions			2,567	3	7,115		7,118
Stock-based compensation					10		10
Issuance of common stock for consulting services			27		45		45
Net loss						(8,619)	(8,619)

Balance at March 31, 2005 (As restated - See Note 1)	9,102	16,997	7,376	8	29,397	(18,824)	27,578
Issuance of preferred stock	5,847	16,387			2,182		18,569
Series A notes converted to preferred stock	5,076	16,499					16,499
Warrant and future rights liability converted to equity					5,043		5,043
Warrants issued with secured promissory note					2,240		2,240
Exercise of stock options			121		183		183
Issuance of common stock in connection with acquisitions			3,958	4	14,843		14,847
Stock-based compensation					139		139
Issuance of common stock to Board			36		94		94
Net loss						(8,474)	(8,474)
Balance at March 31, 2006	20,025	$49,883	11,491	$12	$54,121	$(27,298)	$76,718

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2006	2005	2004
		(As restated - See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,474)	$(8,619)	$(8,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	(222)
Depreciation	3,573	1,731	1,636
Amortization of intangibles	2,474	827
Amortization of debt discount	3,102	3,882
Non-cash interest on subordinated promissory notes	263
Non-cash stock compensation	233	11
Gain in fair value of warrants	(1,292)	(462)
Stock options issued for services			32
Changes in operating assets and liabilities net of effects of acquisitions:
(Increase)decrease in assets:
Accounts receivable	(3,283)	923	2,181
Inventories	(1,238)	(431)	482
Prepaid expenses and other current assets	(551)	(1,038)	368
Other assets	(630)	498
Increase(decrease) in liabilities:			(311)
Accounts payable and accrued expenses	293	(8,316)	1,138
Deferred revenue	(445)	(1,422)	1,584
Net cash used in operating activities	(6,197)	(12,416)	(999)

CASH FLOWS FROM IN INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(14,044)	(27,857)
Purchases of property and equipment	(9,636)	(1,624)	(649)
Adjustment to purchase price related to acquisition of businesses	(2,942)
Decrease(Increase) in restricted cash	1,000	(1,000)
Net cash used in investing activities	(25,622)	(30,481)	(649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on secured revolving credit facilities	540	7,695	1,153
Borrowing (repayment) on inventory financing	2,712	(526)	1,123
Proceeds from issuance of preferred stock, net	18,569	23,818
Proceeds from issuance of secured promissory note	24,319
Proceeds from issuance of subordinated promissory notes		16,000
Common stock issued for stock options exercised	183	87
Payments on capital lease obligations	(318)	(87)	(376)
Principal payments on promissory note	(42)	(450)
Net cash provided by financing activities	45,963	46,537	1,900

NET INCREASE IN CASH	14,144	3,640	252
CASH AT BEGINNING OF PERIOD	4,010	370	118
CASH AT END OF PERIOD	$18,154	$4,010	$370

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,443	$568	$451
Income taxes	$18	$0	$0
Supplemental disclosure of non-cash financing activities:
Exchange of convertible subordinated promissory notes for Series A Preferred Stock	$16,499
Reclassification of warrants and future rights liability to additional paid-in capital	$5,043
Equipment acquired by capital lease	$1,440
Supplemental disclosure of non-cash investing activities:
Adjustment to purchase price of subsidiary consisting of common stock	$4,107
Common stock issued in acquisition	$10,740	$7,118
Non-cash additions to goodwill	$15,958	$2,166

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of MTM Technologies, Inc. and its wholly owned subsidiaries, MTM Technologies (US), Inc., Info Systems, Inc. and MTM Technologies (Massachusetts) LLC, collectively referred to as (the “Company”). All significant intercompany accounts and transactions have been eliminated.

The Company is a leading national provider of sophisticated information technology solutions services including information technology networking, communications, software applications and data center services, including secure access, voice over internet protocol, storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to support its clients’ mission-critical business processes. The Company’s clients consist of divisions of Global 2000 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. The Company serves clients in most major metropolitan markets in the United States.

The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the suppliers, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company’s two largest suppliers accounted for 16% and 15% of all product sales for the year ended March 31, 2006. The sales of products from the Company’s four largest suppliers accounted for 27%, 14%, 13% and 12% of all product sales for the year ended March 31, 2005. The sales from the Company’s two largest suppliers accounted for 40% and 23% of all product sales for the year ended March 31, 2004. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at an amount to allow for profitable resale at a competitive market price.

Liquidity

The Company sustained net losses during the years ended March 31, 2006, 2005 and 2004 and at March 31, 2006 had net working capital of $10.7 million. The Company has improved its working capital position as a result of cost control initiatives and integration efforts, the discontinuation of certain sales of low margin products, obtaining new credit facilities, issuing a promissory note and issuing equity capital. The Company anticipates that its available cash together with its debt financing and credit facilities will provide the Company with the capital necessary to meet its obligations as they come due in the foreseeable future.

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

Financial Statement Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the March 31, 2006 presentation. Prior to April 1, 2005, the warrants and future rights liability had been shown as a current liability. There was no impact on previously reported net loss and cash flows as a result of this reclassification. Additionally, certain amounts in the prior year cash flow statement have been reclassified to conform to the current year's presentation.

Restricted Cash

At March 31, 2005, the Company had restricted $1.0 million cash in a blocked account for the benefit of a lender as defined in Note 2.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. The Company estimates doubtful accounts based on historical

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bad debts, factors related to specific clients’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Inventories

Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out method.

Fair Value of Financial Instruments

The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. All current assets are carried at their cost and current liabilities are recorded at their contract amount, which approximates fair value because of their short term nature. The fair value of the convertible subordinated promissory notes approximate their principal amount due to their short term nature. The fair value of the long term secured promissory note and related warrants approximates its contract amount because the transaction was completed close to the end of the year.

Property and Equipment

Property and equipment, which includes assets under capital leases, is stated at cost and is depreciated using the straight-line method over estimated useful lives, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of the existing assets are capitalized. The costs of maintenance and repairs are charged to operations as incurred.

The Company incurred approximately $3.6 million, $1.7 million and $1.6 million of depreciation and amortization expense for the years March 31, 2006, 2005 and 2004, respectively.

The following is a summary of property and equipment held by the Company:

	March 31,
(in thousands)	2006	2005

Furniture, fixtures and office equipment	$14,069	$5,353
Capitalized lease equipment	2,036	1,564
Software and software development costs	12,425	8,074
Leasehold Improvements	1,921	911
Vehicles	247	332
	30,698	16,234
Less accumulated depreciation and amortization	14,756	11,016
Property and equipment, net	$15,942	$5,218

Software Development Costs

The cost of software developed for internal use incurred during the preliminary project stage is expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, generally 3 years.

Goodwill

Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated fair values. Because the Company has fully integrated the recent acquisitons, it has determined that it has only one reporting unit for purposes of testing for goodwill impairment. Circumstances that could trigger an impairment test include but are not limited to: significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; and loss of key personnel. Based on a positive EBITDA during fiscal 2006, the Company concluded that there was no impairment of goodwill in the years ended March 31, 2006, 2005 and 2004.

Impairment of Long- Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amount. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the three fiscal years ended March 31, 2006, 2005 and 2004, no such impairment existed.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. The Company recognizes revenue from the sales of hardware when the rights and risks of ownership have passed to the client, upon shipment or receipt by the client, depending on the terms of the sales contract with the client. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all of the terms and conditions of the client contract. Service contracts generally do not extend over one year, and are recognized when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivables is reasonably assured. Revenue is recognized as services are performed or over the contracted period, as specified in the agreement. For arrangements with multiple deliverables, delivered items are accounted for separately, provided that the delivered item has value to the client on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Revenue billed on retainer is recognized as services are performed and amounts not recognized are recorded as deferred revenue.

The Company periodically receives discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to the cost of sales products.

Shipping and handling costs are included in the cost of sales.

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 26.9 million, 23.0 million and 0.9 million common shares as of March 31, 2006, 2005 and 2004, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the years then ended since the effect of such securities would be anti-dilutive.

Accounting for Stock-Based Compensation

The Company maintains several stock equity incentive plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants, and non-employee directors. The Company has elected, in accordance with the provisions of Statement of Financial Accounting Standards (‘SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to apply the current accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS 123. If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date, as prescribed by SFAS 123, the Company’s net loss and loss per common share for the years ended March 31, 2006, 2005 and 2004 would have been the pro forma amounts indicated below:

	Years Ended March 31,
(in thousands, except per share data)	2006	2005	2004
		(as restated - See Note 1)
Net loss - as reported	$(8,474)	$(8,619)	$(8,109)
Deduct: Total stock-based compensation expense using the fair value method for all awards	(2,944)	(1,564)	(176)
Net loss - pro forma	(11,418)	(10,183)	(8,285)
Basic and diluted net loss per common share - as reported	$(.99)	$(1.51)	$(1.72)
Basic and diluted net loss per common share - pro forma	$(1.34)	$(1.78)	$(1.75)

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of the statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model (“Black Scholes”) with the following weighted-average assumptions for the years ended March 31, 2006, 2005, and 2004: risk-free interest rate of 5.0%,

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.1%, and 3% - 4%, respectively: no dividend yield; a volatility factor of the expected market price of the Company’s common stock of 100%, 113% and 100%, respectively; and an expected life of 4.0 years..

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

The Company does not have any client at March 31, 2006 or 2005 which accounts for more than 10% of its total accounts receivable.

Credit is extended to clients based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of financial condition is performed to reduce the risk of loss.

Intangible Assets

The company recorded intangible assets which related to the acquisitions of the assets of DataVox Technologies, Inc., Network Catalyst, Inc., Vector ESP, Inc. and Vector ESP Management, Inc. and the capital stock of Info Systems, Inc. and Nexl, Inc.

Intangibles consist of the following (in thousands):

	March 31
	2006		2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client relationships	$8,915	$3,043	$6,588	$768
Know-how	710	237	710	59
Non-compete agreements	250	21	0	0
Total	$9,875	$3,301	$7,298	$827

The intangibles are being amortized over periods of up to 5 years.

Amortization expense amounted to $2.5 million and $0.8 million for the years ended March 31, 2006 and 2005. Estimated amortization expense for the next five years is as follows (in thousands):

Year ending March 31,
2007	$2,765
2008	2,026
2009	939
2010	506
2011	338

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using a fair value method and record such expense in the Company’s consolidated financial statements. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R in the quarter ending June 30, 2006. The adoption of SFAS 123R will reduce the Company’s future net earnings. Management continues to evaluate the impacts of SFAS 123R and related interpretations to quantify the expected financial impacts.

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

Restatement of Prior Financial Statements

The Company has restated its operating results for fiscal year 2005 for the manner in which it accounted for certain acquisition related costs. As disclosed in prior SEC filings, the Company considered all transition related compensation expense for acquired company employees planned to be separated after acquisition to be additional acquisition cost and accordingly an increase in goodwill. The Company has adjusted its reported results to reflect only the expense specifically identified as severance for acquired company terminated employees as additional acquisition cost and reclassified the remaining related compensation costs to operating expense. The information below reflects the restatement.

	Year Ended March 31, 2005
	As Reported	As Restated
Statement of Operations
Selling, general and administrative	$21,770	$22,708
Total cost and expenses	104,176	105,114
Loss from operations	(2,982)	(3,920)
Loss before income tax provision	(7,668)	(8,606)
Net loss	(7,681)	(8,619)
Net loss per common share	$(1.34)	$(1.51)

	Year Ended March 31, 2005
	As Reported	As Restated
Cash Flow Statement
Net loss	$(7,681)	$(8,619)
Net cash used in operating activities	(11,478)	(12,416)
Acquisitions of businesses - net of cash acquired	(28,795)	(27,857)
Net cash used in investing activities	$(31,419)	$(30,481)

	March 31, 2005
	As Reported	As Restated
Balance sheet
Goodwill	$36,235	$34,190
Total assets	93,214	91,169
Accounts payable and accrued expenses	22,477	21,370
Total current liabilities	57,415	56,308	(1)
Total liabilities	64,698	63,591
Accumulated deficit	(17,886)	(18,824)
Total shareholders' equity	28,516	27,578
Total liabilities and shareholders' equity	$93,214	$91,169

(1) The company reclassified $6,335 of warrants and future rights liabilities to long-term liabilities to reflect that such amounts were converting to equity

For the reasons noted above, the Company will also restate the second, third and fourth quarters of fiscal year 2005 and the first, second and third quarters of fiscal year 2006. As a result of the restatement, the net loss for the second and fourth quarters of fiscal 2005 will increase by $0.01 and $0.12 per share, respectively. The change in net loss in the third quarter will not impact the loss per share. Net loss for the first, second and third quarters of fiscal 2006 will increase by $0.07, $0.10 and $0.02 per share, respectively.

NOTE 2. CREDIT FACILITIES

On May 21, 2004, the Company and its subsidiaries entered into an Amended and Restated Financing Facility (the “Old Textron Facility”) with Textron Financial Corporation (“Textron”). The Old Textron Facility provided for an initial credit facility of up to $15 million and was secured by all of the Company’s assets, except for permitted encumbrances.

On June 8, 2005, the Company entered into a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit Inc. (“CIT”) and a new Amended and Restated Loan and Security Agreement (the “New Textron Facility”) which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the company from CIT are also reduced by amounts borrowed under the Textron Facility if the CIT borrowing base, as defined, is $25 million or less. The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of March 31, 2006, the Company did not meet one of the covenants prescribed under the CIT Facility and the New Textron Facility; however, the Company received waiver letters from CIT and Textron.

The Company’s outstanding debt under its secured revolving credit facilities was approximately $14.9 million as of March 31, 2006 and $13.6 million at March 31, 2005, respectively. The amount outstanding under the Company’s inventory financing agreements was approximately $5.6 million as of March 31, 2006 and $2.9 million at March 31, 2005, respectively.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SHAREHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2006, the Company had authorized 40.0 million shares of preferred stock, 31.0 million of which are designated Series A Preferred Stock, par value $.001 per share and 9.0 million of which are “blank check” preferred stock, par value $.001 per share. As of March 31, 2006, there were 20.0 million shares of Series A Preferred Stock issued. As of March 31, 2005, the Company had authorized 20 million shares of preferred stock, 14 million of which are designated Series A Preferred Stock, par value $.001 per share and 6 million of which are “blank check” preferred stock, par value $.001 per share. As of March 31, 2005 there were 9.1 million shares of Series A Preferred Stock issued. See Note 10 for a discussion of the issuance of Series A Preferred Stock.

Stock Options

The 1993 Employee Stock Option Plan (the “1993 Plan”) was adopted by the Company in May 1993; the 1996 Stock Option Plan (the “1996 Plan”) was approved by the shareholders of the Company on August 20, 1996; and the 1998 Stock Option Plan (the “1998 Plan”) was approved by the shareholders of the Company on October 16, 1998. The 2000 Employee Stock Option Plan (the “2000 Plan”) was adopted by the Company in September 2000. The 2002 Long-Term Performance Plan (the “2002 Plan”) was approved by the shareholders of the Company on November 8, 2002. The 2004 Equity Incentive Plan (the “2004 Plan”) was approved by the shareholders of the Company on May 21, 2004 and amendments to the 2004 Plan was approved by the shareholders of the Company on November 19, 2004 and November 9, 2005.

The plans provide for granting of options, including incentive stock options, nonqualified stock options and stock appreciation rights to qualified employees, outside directors, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000, 350,000, 250,000, 350,000, 250,000 and 4,000,000 shares of the Company’s common stock under the 1993 Plan, the 1996 Plan, the 1998 Plan, the 2000 Plan, the 2002 Plan and the 2004 Plan, respectively. The exercise price of options generally may not be less than 100% of the fair market value of the Company’s common stock at the date of grant. Options may not be exercised more than 10 years after the date of grant. Options granted under the plans become exercisable in accordance with different vesting schedules determined at the time of grant. Currently, the Company has no stock appreciation rights outstanding.

A summary of the status of the Company’s options as of March 31, 2006, 2005 and 2004, and changes during the years then ended, is presented below (in thousands):

	2006		2005		2004
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,952	$2.93	983	$2.19	887	$2.21
Canceled/Expired	(336)	4.18	(116)	3.22	(27)	1.19
Granted	974	4.13	2,144	2.90	123	1.19
Exercised	(121)	1.84	(59)	1.48	—	—
Outstanding at end of year	3,469	$3.21	2,952	$2.93	983	$2.19

The weighted-average contractual life of the total options outstanding at March 31, 2006 was 7.4 years.

There were approximately 1.4, 1.0 and 1.0 million options exercisable at March 31, 2006, 2005 and 2004, respectively. The exercise price of options outstanding as of March 31, 2006 ranged from $0.75 to $5.22. The weighted-average exercise price of the total options exercisable at March 31, 2006 was $2.42.

The 2004 Plan allows for the issuance of restricted stock units which typically vest over four years. For the years ended March 31, 2006 and 2005, the Company granted 410,000 and 58,000 restricted stock units. For the years ended March 31, 2006 and 2005, the value of these restricted stock units was $200,000 and $15,000 and was charged to operations. At March 31, 2006 and 2005, the Company had 424,000 and 58,000 restricted stock units outstanding, respectively.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31,
	2006	2005
		(as restated- See Note 1)
Trade accounts payable	$28,131	$15,455
Acquisition related costs	2,732	352
Compensation related costs	2,925	4,783
Accrued other	3,939	780
	$37,727	$21,370

NOTE 5. INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2006	2005	2004
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	241	13	—
Deferred	—	—	—
	$241	$13	$—

The reconciliations of income tax provision (benefit) computed at the federal statutory tax rates to actual income tax provision (benefit) are as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Tax expense at statutory rates applied to pretax earnings	$(2,799)	$(2,926)	$(2,757)
State income taxes, net of federal benefit	241	(391)	(405)
Changes in valuation allowance	2,539	3,075	3,150
Other items	260	255	12
	$241	$13	$0

The tax effects of temporary differences that give rise to the net short-term deferred income tax asset at March 31, 2006 and 2005 are presented below (in thousands):

	March 31,
	2006	2005
Reserve for bad debts	$303	$302
Inventory	240	87
Accrued compensation	366
Valuation allowance	(909)	(389)
Total short-term deferred income tax asset	$0	$0

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to the net long-term deferred income tax asset (liability) are presented below (in thousands):

	March 31,
	2006	2005
Property and Equipment, net	$(1,151)	$(477)
Goodwill	(871)	(234)
Other	43	77
Net operating loss	9,134	6,612
Research and development credit	190	190
Valuation allowance	(7,345)	(6,168)
Net long-term deferred income liability	$0	$0

The Company has net operating loss carry forwards of approximately $25 million to offset taxable income through the year 2026. Realization of the benefit of the carry forward losses depends on earning sufficient taxable income before expiration of loss carry forwards. The utilization of the net operating loss carry forwards may also be limited as a result of ownership changes. At March 31, 2006 and 2005, the Company has established a valuation allowance that offsets the deferred tax assets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases 25 locations for its administrative and operational functions under operating leases expiring at various dates through 2016. Certain leases are subject to escalation based on the Company’s share of increases in operating expenses for the locations. In addition, the Company leases equipment, software and vehicles used in operations under both operating and capital leases.

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of March 31, 2006 are as follows (in thousands):

Year Ending March 31,	Total	Operating	Capital
2007	3,877	3,213	664
2008	3,598	2,997	601
2009	3,082	2,710	372
2010	2,571	2,457	114
2011	1,821	1,815	6
Thereafter	4,719	4,719	0
	$19,668	$17,911	$1,757

Rental expense for operating leases including amounts from non-cancelable leases approximated $2.6 million, $1.1 million and $0.7 million for the years ended March 31, 2006, 2005 and 2004, respectively. Future annual minimum capital lease payments include $0.2 million of interest expense.

Employment Agreements

The Company has entered into employment agreements, which require the following payments (in thousands):

Year ending March 31,
2007	$2,509
2008	352
$2,861

In addition, certain other agreements provide for bonus compensation based on certain performance goals.

Litigation

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

7. Employee Savings Plan

As a result of its acquisitions, the Company has 3 employee savings plans which qualify under Section 401-K of the Internal Revenue Code with essentially the same terms on eligibility and deferral amounts. One plan requires a match, while matches for the other plans are discretionary.

The Company contributed $311,000, $26,000 and $29,000 to the plans for the years ended March 31, 2006, 2005 and 2004, respectively.

8. Allowance for Doubtful Accounts

Information relating to the allowance for doubtful accounts is as follows:

	Beginning of Year	Additions(a)		Deductions(b)	End of Year
Year ended March 31,
2004	$873	$		$640	$233
2005	233		615	107	741
2006	741		788	552	977

______________

(a)	Includes bad debt provisions and allowance assumed through acquisitions

(b)	Includes write-offs for uncollectible accounts receivables and net changes to allowance estimates

9. Acquisitions

Beginning in fiscal 2005, the Company has completed the following acquisitions:

On July 2, 2004, the Company acquired the assets and business operations of DataVox Technologies, Inc. (“DataVox”), a Cisco AVVID (Architecture for Voice, Video and Integrated Data) authorized partner, offering advanced technology solutions, including IP telephony, security, storage, networking and wireless technology solutions, as well as network facilities engineering and data center technology consulting services. The results of operations are included in the Company’s financial results as of July 2, 2004. The purchase price of DataVox was initially recorded as $2.1 million and was allocated to specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash in amount of $0.7 million, promissory notes in the amount of $0.2 million, 753,012 shares (at $1.58 per share, or $1.2 million total), plus transaction costs of $0.1 million. For the years ended March 31, 2006 and 2005, the Company issued 12,122 and 34,504 shares of common stock as payment for the promissory notes issued at acquisition.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The Company performed a valuation of certain intangible assets and allocated a portion of the purchase price to Client Relationships.

Current assets	$1,023
Property, plant and equipment	187
Intangible assets	265
Other non-current assets	57
Total assets acquired	1,532
Current liabilities	(822)
Long-term debt	(205)
Net assets acquired	$505

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 17, 2004, the Company acquired the assets and business operations of Network Catalyst Inc. (“Network Catalyst”). Network Catalyst provided advanced technology solutions in the VOIP (Voice Over Internet Protocol), infrastructure and security fields to clients located throughout the Southern California region. Network Catalyst was acquired to improve the geographical presence and deepen the technical capabilities of the Company. The results of operations are included in the Company’s financials results beginning September 18, 2004. The purchase price of the Network Catalyst acquisition was initially recorded as $4.8 million and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash in the amount of $4.0 million, 500,000 shares (at $1.60 per share, or $0.8 million total) of the Company’s common stock, plus transaction costs of $0.3 million. As part of the purchase price, the Company agreed to pay to the former shareholders of Network Catalyst additional cash amounts as well as transfer to the former shareholders of Network Catalyst additional shares of common stock on the achievement of certain financial targets. More particularly, in the event that as of the end of any fiscal quarter, the earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the acquired business during the period beginning October 1, 2004 and ending on September 30, 2005 (the “Network Catalyst Earnout Period”) equals or exceeds $2.0 million then the Company was required to (x) pay to the former shareholders of Network Catalyst $1.0 million in cash, and (y) issue to the former shareholders of Network Catalyst that number of shares of common stock determined by dividing $0.2 million by the greater of (A) the average trading price of the common stock for the 20 business days ending immediately preceding the end of the Network Catalyst Earnout Period and (B) $2.15. The certain financial targets were achieved and in July 2005 the Company paid $1.0 million in cash and 67,416 shares of common stock. Related to this earnout achievement, the Company adjusted goodwill by $1.2 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained a third party valuation estimate of certain intangible assets and allocated a portion of the purchase price to Client Relationships.

Current assets	$7,806
Property, plant and equipment	253
Intangible assets	1,779
Other non-current assets	61
Total assets acquired	9,899
Current liabilities	(9,395)
Long-term debt	(48)
Net assets acquired	$456

On December 10, 2004, the Company acquired the assets and business operations of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, “Vector”). Vector provided advanced technology solutions in application delivery and deployment, network infrastructure, messaging and collaboration, remote office connectivity and workforce mobility products and services. Vector was acquired to improve the geographical presence and deepen the technical capabilities of the Company. The results of operations are included in the Company’s financial results beginning December 1, 2004. The purchase price of the Vector acquisition was initially recorded as $19.8 million and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash in the amount of $16.8 million, promissory notes in the amount of $0.7 million, and 433,840 shares (at $5.22 per share or $2.3 million total) of the Company’s common stock, plus transaction costs of $0.7 million. As part of the Vector purchase price, the Company agreed to issue to Vector Global Services, Inc. (the “Vector Shareholder”) additional shares of common stock on the achievement of certain financial targets. More particularly, if the EBITDA attributable to the acquired business during the period beginning on January 1, 2005 and ending on the date one year thereafter (the “Vector Earnout Period”) equals or exceeds $3.0 million, then, as additional consideration the Company would issue to the Vector Shareholder the number of shares of common stock determined by (x) dividing $3.0 million by the greater of (A) the weighted average trading price of the Company’s common stock for the 10 business days immediately preceding the end of the Vector Earnout Period and (B) $2.75 and (y) multiplying such amount by a fraction, the numerator of which shall equal the EBITDA of the acquired business for the year ending on the last day of the Vector Earnout Period and the denominator of which shall equal $3.5 million (the “Vector Earnout Consideration”);

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provided, however, that the value of the Vector Earnout Consideration was subject to certain contractual limitations. The certain financial targets were achieved and in the fourth quarter of fiscal year 2006 the Company issued 731,587 shares to the Vector Shareholders. Related to these earnout achievements, the Company adjusted goodwill by $3.6 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company obtained a third party valuation of certain intangible assets and allocated a portion of the purchase price to Client Relationships and Know-How.

Current assets	$8,404
Property, plant and equipment	799
Intangible assets	3,880
Other non-current assets	70
Total assets acquired	13,153
Current liabilities	(11,188)
Long-term debt	(8)
Net assets acquired	$1,957

On March 11, 2005, the Company acquired all of the stock of Info Systems, Inc. (“Info Systems). Info Systems conducted an information technology business and certain management and consulting businesses consisting of providing connectivity (network infrastructure), server architecture (applications, directory and computing infrastructure), convergence (legacy and VOIP, security (assessment, policy design) and storage (SAN, data migration) solutions, as well as telecommunications and structured cabling services, outsourced information technology (IT), staff augmentation and remote network monitoring, management and support services through its Network Operations Center. Info Systems was acquired to improve the geographical presence and deepen the technical capabilities of the Company. The results of operations are included in the company’s financial results beginning March 1, 2005. The aggregate purchase price for the stock of Info Systems initially was recorded as $11.1 million, and consisted of $8.3 million in cash, an aggregate of 868,150 shares (at $3.25 per share or $2.8 million total) of the Company’s common stock, plus transaction costs of $0.4 million. The Earnout Consideration was as follows: if the EBITDA attributable to the Business during the six months following March 11, 2005 (the “Earnout Period”) equals or exceeds $0.6 million, then the Company at its option, either (i) pays $0.5 million in cash to the shareholders of Info Systems, or (ii) issues to the shareholders of Info Systems, the number of shares of the Company’s common stock determined by dividing $0.5 million by the greater of (A) the average NASDAQ closing price of the common stock for the 10 business days ending immediately prior to the end of the Earnout Period and (B) $2.75 (the amounts payable to the shareholders of Info Systems pursuant to this paragraph, the “Initial Earnout Consideration”). For each $1.00 of the EBITDA attributable to the acquired business during the Earnout Period in excess of $0.6 million, the Company shall, at its option, either (i) pay to the shareholders of Info Systems cash in an amount equal to 30% of such excess, or, (ii) issue to the shareholders of Info Systems the number of shares of common stock determined by dividing 30% of such excess by the greater of (x) the average NASDAQ closing price of common stock for the 10 business days ending immediately prior to the end of the Earnout Period and (y) $2.75, (the amounts payable to the shareholders of Info Systems pursuant to Section 3.2(b) of the stock purchase agreement), the “Additional Earnout Consideration” and together with the Initial Earnout Consideration, the “Earnout Consideration”); provided, however, that in no event shall the value of the Additional Earnout Consideration exceed $0.2 million. The EBITDA target was achieved and in the fourth quarter of fiscal year 2006 the Company paid $0.3 million in cash and 124,109 shares of common stock. Related to this earnout achievement, the Company adjusted goodwill by $1.7 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company obtained a third party valuation of certain intangible assets and allocated a portion of the purchase price to Client Relationships.

Current assets	$10,902
Property, plant and equipment	973
Intangible assets	1,374
Other non-current assets	20

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets acquired	13,269
Current liabilities	(9,650)
Long-term debt	(542)
Net assets acquired	$3,077

On December 1, 2005, the Company acquired all of the outstanding stock of Nexl, Inc. (“Nexl”), a Massachusetts corporation. Nexl provided complete infrastructure computing in the areas of enterprise computing and storage, networking and security and managed services. Nexl’s practice and service areas included enterprise storage, network infrastructure, security, IP telephony, and managed services. The results of operations are included in the Company’s financial results beginning December 1, 2005. The aggregate purchase price for the Nexl acquisition was $24.0 million consisting of $13.3 million in cash and 2,999,998 shares (at $3.58 per share or $10.7 million) of MTM stock , plus transaction costs of approximately $1.0. Goodwill related to the purchase was recorded at approximately $25 million, including expected costs related to employee severance, facilities consolidation and asset valuations. As part of the consideration paid, the shareholders of Nexl may receive an additional payout of $1.0 million in cash and $1.0 in common shares, not to exceed 250,000 shares upon the achievement of certain EBITDA targets for the twelve months ending December 31, 2006. The Company plans to exit or consolidate certain Nexl facilities and to reduce employees accordingly, and finalize the determination of the fair value of assets and liabilities.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company obtained a preliminary third party valuation of certain tangible and intangible assets and allocated a portion of the purchase price to Client Relationships and Non-compete agreements (in thousands).

Current assets	$12,599
Property, plant and equipment	2,704
Intangible assets	2,577
Other non-current assets	54
Total assets acquired	17,934
Current liabilities	(15,476)
Net assets acquired	$2,458

On April 20, 2006, the Company purchased the operating assets of Axcent Solutions, Inc. (“Axcent”), a provider of access, infrastructure and availability solutions based in the southern California area. The aggregate purchase price for Axcent was approximately $680,000, consisting of $450,000 in cash and 62,500 shares of stock (at $3.71 per share or $231,875).

The change in goodwill during the year ended March 31, 2006 was as follows (in thousands):

Balance at March 31, 2005	34,190
Purchase of Nexl	24,759
Earn out payments
Network Catalyst	1,197
Vector	3,608
Infosys	1,692
Other	1,688
Balance at March 31, 2006	67,134

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the Company’s Network Catalyst, Vector, Info Systems and Nexl, Inc. acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired net assets for the years ended March 31, 2006 and 2005.

The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	For the Year Ended March 31,
	2006	2005
Net revenues:		(as restated -See Note 1)
Products	$218,004	$200,256
Services	71,356	74,960
	289,360	275,216
Costs and expenses:
Cost of products sold	184,652	172,633
Cost of services provided	45,824	47,822
Selling, general and administrative expenses	54,931	55,483
	285,407	275,938
Provision for income taxes	(241)	(151)
Interest expense(1)	(8,017)	(10,542)
Net (loss)	$(4,305)	$(11,415)
Net (loss) per common share:
Basic and diluted	$(0.38)	$(1.01)
Weighted average number of common shares outstanding:
Basic and diluted(2)	11,394	11,281

(1)	Interest expense includes $3.4 million and $4.1 million of non-cash interest related to convertible debt and secured promissory notes, for the years ended March 31, 2006 and 2005, respectively.

(2)
The weighted average shares used to compute pro forma basic and diluted net (loss) per share for the year ended March 31, 2006 and March 31, 2005 includes 4.0 million and 6.5 million shares of common stock issued as if the shares were issued on April 1, 2005 and April 1, 2004, respectively.

NOTE 10. SERIES A PREFERRED STOCK AND NOTES AND LONG TERM DEBT

Series A Preferred Stock and Notes

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

On January 29, 2004, the Company entered into a purchase agreement (the “Pequot Agreement”) to sell to Pequot an aggregate of up to $25.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock and on December 7, 2004, the Company entered into an additional purchase agreement (the "Pequot/Constellation Purchase Agreement") with the Investors to sell to the Investors up to an additional $40.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2005, the Investors received $41.0 million of Series A Convertible Preferred Stock, and associated common stock warrants and during the year ended March 31, 2006, the Investors purchased an additional $19.0 million of Series A Convertible Preferred Stock, and associated common stock warrants. Of the $41.0 million of Series A Convertible Preferred Stock $16.0 million was originally purchased in the form of convertible notes. The Investors have no further rights to acquire Series A Convertible Preferred Stock under either of these agreements. The following table sets forth the Series A Preferred Stock and associated warrants issued to the Investors under the Pequot Agreement and the Pequot/Constellation Purchase Agreement.

	No. of Shares (in thousands)	Conversion Price

Series A-1 Convertible Preferred Stock	3,256	$2.15
Series A-2 Convertible Preferred Stock	2,000	$2.75
Series A-3 Convertible Preferred Stock	3,846	$3.25
Series A-4 Convertible Preferred Stock	7,846	$3.25
Series A-5 Convertible Preferred Stock	3,077	$3.25
	20,025

	No. of Warrants (in thousands)	Exercise Price
Common Stock Warrants	500	$2.46
Common Stock Warrants	400	$3.44
Common Stock Warrants	2,758	$4.06
	3,658

The funds raised from the sales of Series A Convertible Preferred Stock were used to fund the cash portion of the purchase price for the Company’s various acquisitions as follows:

•	DataVox Technologies, Inc. - July 2004,
•	Network Catalyst, Inc. - September 2004,
•	Vector ESP, Inc./Vector ESP Management, Inc. - December 2004,
•	Info Systems, Inc. - March 2005,
•	Nexl, Inc. - December 2005

Under the terms of the Pequot/Constellation Purchase Agreement, until shareholder approval was received for the transaction, the Investors had the right to acquire Series A-4 Convertible Secured Subordinated Promissory Notes (“Series A-4 Notes”) in lieu of Series A-4 Convertible Preferred Stock and Series A-5 Convertible Secured Subordinated Promissory Notes (“Series A-5 Notes”) in lieu of Series A-5 Convertible Preferred Stock. As a result, the initial $16.0 million invested under the Pequot/Constellation Purchase Agreement was in the form of Series A-4 Notes, together with warrants to purchase common stock. On June 23, 2005 the shareholders approved the transaction and the outstanding Series A-4 Notes converted into shares of Series A-4 Preferred Stock.

The Company originally assigned a value of $6.8 million to the beneficial conversion feature of the Series A-4 Notes and the common stock warrants issued in connection therewith (the “Series A-4 Warrants”), and the Investors’ option to acquire additional Series A-4 Notes and Series A-4 Warrants and to acquire Series A-5 Notes based on the relative fair values using the Black Scholes Model at the date of issuance and recorded this value as a discount to the Series A-4 Notes when issued. This discount was accreted to interest expense over the term of the applicable Series A-4 Notes. During the years ended March 31, 2006 and 2005 the discount accreted to interest expense amounted to approximately $2.9 and $3.9 million, respectively.

In connection with the various issuances of Series A Preferred Stock and the related warrants, the Company allocated and recorded $16.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $2.6 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model.

In accordance with Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock,” the Company had initially accounted for the fair value of the Series A-4 Warrants issued in

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the reclassification, there was a change in the market value of the Company’s common stock, and therefore, the Company recorded a decrease in the carrying value of the liability for the year ended March 31, 2006 of $1.3 million which is included as a reduction in selling, general and administrative expenses.

Long-Term Debt

On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund, as Lender (the "Lender"), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the "Note") and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company's Common Stock at an exercise price of $4.06 per share (the "Lender Warrant"). The Company used a portion of the funds to finance the acquisition of Nexl, Inc. on December 1, 2005 (See Note 9 - Acquisitions) and expects to use the remainder of the proceeds from this loan to finance the continued execution of its acquisition strategy and to support its organic growth initiatives.

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity.  As of March 31, 2006, $0.9 million in interest has been accrued on the Note. In addition, upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. The Note is secured by a subordinated lien on the assets of the Company.  In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by independent valuation utilizing the Black Scholes Model.

The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of March 31, 2006, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ending March 31, 2006 and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

As of March 31, 2006, the Company was not in compliance with all covenants relating to the Note, however, the Company received a letter of forbearance from Columbia Partners.

The Company’s outstanding debt under the Note including accrued interest was approximately $23.8 million as of March 31, 2006.

The components of debt as of March 31 are as follows (in thousands):

	2006	2005

Secured notes payable	$14,916	$13,614
Secured promissory note	22,947
7% Convertible subordinated promissory notes		13,321
Inventory financing agreements	5,641	2,930
Promissory notes	667	1,033
Capital lease obligation	1,572	466
Total	$45,743	$31,364

The Company’s future debt maturities at March 31, 2006 are summarized below (in thousands):

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended

2007	$21,796
2008	546
2009	353
2010	23,043
2011	5
Total minimum debt payments	$45,743
Less current maturities	(21,785)
Total long-term debt	$23,958

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION

The Company currently operates only within the United States. Substantially, all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold, the type and class of clients for products and services, the methods used to deliver products and services and regulatory environments.

NOTE 12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended March 31, 2006, 2005, and 2004.

	June 30	September 30	December 31	March 31
	(In thousands, except per share data)
2006
Net revenue	$49,560	$47,039	$69,002	$71,118
Cost of products sold	30,006	27,371	47,043	46,363
Cost of services provided	8,692	8,734	8,730	10,424
Net loss
As reported	(4,482)	(78)	(330)	(2,056)
As restated	(5,065)	(833)	(520)	(2,056)
Net loss per share (basic and diluted):
As reported	$(0.61)	$(0.01)	$(0.04)	$(0.19)
As restated	$(0.68)	$(0.11)	$(0.06)	$(0.19)
2005
Net revenue	$15,233	$18,722	$29,692	$37,547
Cost of products sold	11,417	12,405	18,696	21,728
Cost of services provided	2,355	3,634	4,973	7,198
Net loss
As reported	(2,505)	(836)	(775)	(3,565)
As restated	(2,505)	(938)	(806)	(4,370)
Net loss per share (basic and diluted)
As reported	$(0.53)	$(0.16)	$(0.13)	$(0.53)
As restated	$(0.53)	$(0.17)	$(0.13)	$(0.65)
2004
Net revenue	$13,638	$15,526	$14,744	$8,356
Cost of products sold	8,039	11,021	10,005	8,692
Cost of services provided	3,051	2,450	3,460	3,142
Net income (loss)	37	(668)	(1,446)	(6,032)
Net income (loss) per common share:
Basic	$0.01	$(0.14)	$(0.31)	$(1.28)
Diluted	$0.01	$(0.14)	$(0.31)	$(1.28)

Earnings (loss) per common share calculations for each of the quarters were based on the weighted-average number of shares outstanding and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

The Company will restate the second and third quarters of fiscal year 2005 and the first, second and third quarters of fiscal year 2006. As disclosed in prior SEC filings, the Company considered all transition related compensation expense for acquired company employees planned to be separated after acquisition to be additional acquisition cost and accordingly an increase in goodwill. The Company has adjusted its reported results to reflect only the expense specifically identified as severance for acquired company terminated employees as additional acquisition cost and reclassified the remaining related conpensation costs to operating expense.

UHY LLP
Certified Public Accountants

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Nexl, Inc.

We have audited the accompanying balance sheets of Nexl, Inc. (the “Company”) as of November 30, 2005 and December 31, 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for the eleven-months ended November 30, 2005 and for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexl, Inc. as of November 30, 2005 and December 31, 2004 and the results of its operations and its cash flows for the eleven-months ended November 30, 2005 and for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

New York, New York
June 7, 2006

NEXL, INC.
BALANCE SHEETS

	November 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$552,158	$2,951,955
Accounts receivable	12,864,766	17,427,447
Inventory	49,561	285,392
Prepaid expenses and other current assets	138,508	106,718
Total current assets	13,604,993	20,771,512
PROPERTY AND EQUIPMENT, NET	3,413,480	3,160,616
OTHER ASSETS	54,371	50,451
	$17,072,844	$23,982,579

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable	$12,506,919	$17,867,496
Accrued expenses and other current liabilities	1,421,641	1,927,837

Total current liabilities	13,928,560	19,795,333

LONG-TERM DEBT	-	26,686
DEFERRED REVENUE	1,293,260	1,375,618
	15,221,820	21,197,637

STOCKHOLDERS’ EQUITY
Common stock, no par value; 200,000 shares authorized, 2,548 and 2,000 shares issued and outstanding at November 30, 2005 and December 31, 2004, respectively	7,644	6,000
Additional paid in capital	5,645,021	2,238,084
Retained earnings	(3,801,641)	540,858
	1,851,024	2,784,942
	$17,072,844	$23,982,579

See notes to financial statements.

NEXL, INC.
STATEMENT OF OPERATIONS

	Eleven months ended November 30,	Years ended December 31,
	2005	2004	2003
REVENUES	$71,132,456	$67,323,185	$37,122,086
COST OF REVENUES	56,403,583	53,863,959	25,874,897
GROSS PROFIT	14,728,873	13,459,226	11,247,189

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,675,330	11,074,997	8,531,746

INCOME (LOSS) FROM OPERATIONS	(3,946,457)	2,384,229	2,715,443

OTHER (INCOME) AND EXPENSE
Interest income	(40,326)	(26,050)	(23,922)
Interest expense	929	2,111	1,247
Other	(105,419)	(11,937)	(46,862)
NET INCOME (LOSS)	$(3,801,641)	$2,420,105	$2,784,980

See notes to financial statements.

NEXL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Eleven months ended November 30, 2005
Years ended December 31, 2004 and 2003

	Common Stock
	Shares	Amount	Additional paid in capital	Retained Earnings	Stockholder’s Equity
BALANCE, DECEMBER 31, 2002	2,000	$6,000	$2,238,084	$(3,152,097)	$(908,013)
DISTRIBUTIONS				(388,298)	(388,298)
NET INCOME	-	-	-	2,784,980	2,784,980
BALANCE, DECEMBER 31, 2003	2,000	6,000	2,238,084	(755,415)	1,488,669
DISTRIBUTIONS				(1,123,832)	(1,123,832)
NET INCOME	-	-	-	2,420,105	2,420,105
BALANCE, DECEMBER 31, 2004	2,000	6,000	2,238,084	540,858	2,784,942
ADDITIONAL COMMON STOCK DISTRIBUTED	548	1,644	4,939,803		4,941,447
DISTRIBUTIONS			(1,532,866)	(540,858)	(2,073,724)
NET LOSS	-	-	-	(3,801,641)	(3,801,641)
BALANCE, NOVEMBER 30, 2005	2,548	$7,644	$(5,645,021)	$(3,801,641)	$1,851,024

See notes to financial statements.

NEXL, INC.
STATEMENTS OF CASH FLOWS

	Eleven months ended November 30,	Years ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$(3,801,641)	$2,420,105	$2,784,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,215,982	1,002,359	735,081
Stock issued for services	4,941,447	-	-
Changes in assets and liabilities:
Loss on sale of fixed asset	20,812	-	-
Accounts receivable	4,562,681	(12,235,971)	(555,792)
Inventories	235,831	275,681	(344,787)
Prepaid expenses and other current assets	(31,790)	15,036	(10,607)
Other Assets	(3,920)	(27,034)	(5,632)
Accounts payable and accrued expenses	(5,866,773)	12,018,494	(1,344,868)
Deferred revenue	(82,358)	193,162	1,114,978
Net cash provided by operating activities	1,190,271	3,661,832	2,373,353
INVESTING ACTIVITIES
Purchase of property and equipment	(1,489,658)	(2,127,487)	(522,847)
Net cash used in investing activities	(1,489,658)	(2,127,487)	(522,847)
FINANCING ACTIVITIES
Distributions	(2,073,724)	(1,123,832)	(388,298)
Proceeds from long-term debt borrowings	-	30,218	-
Principal payments on capital lease obligations	-	-	(98,280)
Principal payments on long-term debt	(26,686)	(3,532)	(42,204)
Net cash provided by (used in) financing activities	(2,100,410)	(1,097,146)	(528,782)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,399,797)	437,199	1,321,724
CASH AND CASH EQUIVALENTS, Beginning	2,951,955	2,514,756	1,193,032
CASH AND CASH EQUIVALENTS, End	$552,158	$2,951,955	$2,514,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$929	$2,111	$7,029

See notes to financial statements.

NEXL, INC.
NOTES TO FINANCIAL STATEMENTS
November 30, 2005 and December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization

NEXL, Inc., (the “Company”) provides complete infrastructure computing in the areas of enterprise computing and storage, networking and security and managed services. The Company assesses, designs, implements and manages solutions to reduce clients’ total cost of ownership, enhance the value of their current and future computing environment and drive the success of their business. These services encompass the management or hosting of both the applications and infrastructure on behalf of small and medium sized enterprises. The Company was incorporated under the laws of the State of Massachusetts on February 6, 1990, and is headquartered in Peabody, Massachusetts.

Basis of Presentation

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.

Revenue Recognition

Revenue from the resale of computer hardware and software is recorded upon shipment or upon installation when required under contract terms. The related shipping and handling costs for delivery of hardware and software are included in cost of revenues on the accompanying statement of operations.

The Company also generates revenue from consulting services, implementation services, hosting, and post contract support. Revenue from consulting and implementation services is recognized as the services are provided. Revenue from hosting and post-contract support, consisting principally of help desk support and unspecified upgrades, is recognized ratably over the period the services are provided.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEXL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005 and December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of certificates of deposit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Sales to the Company’s customers are made in the ordinary course of business and are generally unsecured. Collection of these receivables is dependent on the ability of these customers to generate cash flow to meet their obligations. Substantially all of the Company’s receivables are expected to be collected within one year. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

The Company maintains cash deposits in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts and does not currently believe it is exposed to any significant credit risk related to its cash and cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable and accounts payable, approximate their fair values at November 30, 2005 and December 31, 2004.

Inventory

Inventory, consisting principally of computer hardware and software held for resale, is recorded at the lower of cost or market. Cost is determined using the specific identification and first-in, first-out methods.

Property and Equipment

Property and equipment is stated at cost. Costs of major acquisitions, replacements and renewals that extend the useful lives of the related assets are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Upon retirement or other disposition, the costs and related accumulated depreciation and/or amortization are removed from the accounts with any gain or loss recognized in income.

Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. Depreciation and amortization on all other property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from 3-10 years.

NEXL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005 and December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company, with the consent of its stockholder, has elected under the Internal Revenue Code to be taxed as an S Corporation. The stockholders of an S Corporation are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements. Certain specific deductions and credits flow through the Company to its stockholder.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are net of allowances for doubtful accounts of approximately $306,200 and $363,000 at November 30, 2005 and December 31, 2004, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment was comprised of the following at:

	November 30,	December 31,
	2005	2004
Property and equipment, at cost:

Computer equipment	6,330,206	$5,214,165
Software	1,102,066	774,975
Furniture and fixtures	132,963	132,963
Leasehold improvements	794,675	748,149
Vehicle	41,585	81,803
	8,401,495	6,952,055

Less accumulated depreciation and amortization	4,988,015	3,791,439
	$3,413,480	$3,160,616

NOTE 4 - LONG-TERM DEBT

The Company had a collateralized note payable with a financial institution totaling $26,686 at December 31, 2004. The note required monthly payments of $682 including interest at 3.9% and was scheduled to mature in June, 2008. The note was fully repaid in 2005.

NEXL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005 and December 31, 2004 and 2003

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at:

	November 30,	December 31,
	2005	2004
Accrued payroll and accrued vacation	143,038	$305,628
Accrued commissions	628,576	547,120
Sales tax payable	650,027	1,075,089
	$1,421,641	$1,927,837

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities under noncancelable operating leases (including the related party lease - Note 7) expiring on various dates through December 2009. Certain of the operating leases provide for escalating annual rent. Rent expense under operating leases for the eleven months ending November 30, 2005 and for the years ended December 31, 2004 and 2003 was $561,682, $519,335, and $439,737, respectively.

Future minimum payments due under non-cancelable operating leases with remaining terms in excess of one year are as follows:

For the twelve months Ending December 31,

2006	$462,325
2007	468,458
2008	432,748
2009	437,303
2010	220,816
$2,021,650

NEXL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005 and December 31, 2004 and 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

In October 2004 the Company received a notice from legal counsel for the Business Software Alliance (“BSA”) claiming that some of the software programs being used by the Company in its business operations were not duly licensed. During 2005 the Company reached a tentative agreement with BSA to settle the matter for a payment of approximately $150,000 which the Company has provided for in accounts payable at November 30, 2005.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases office space from a trust owned by the sole shareholder of the Company under terms that extend through December 31, 2009.

Total rent paid and charged to operations under the related party lease amounted to $374,000, $396,555, and $346,832 for the eleven months ended November 30, 2005 and for the years ended December 31, 2004 and 2003, respectively.

During the eleven months ended November 30, 2005 and the years ended December 31, 2004 and 2003, the Company had equipment sales to a related company wholly-owned by the sole shareholder amounting to $523,917, $2,130,320, and $392,174, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Defined Contribution Plan covering all full-time employees who have completed a minimum of 90 days of service and are age twenty-one or older. Employees have the option to contribute up to 15% of their annual salaries. No matching contributions have been made by the Company during each of the last three years.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent sale of stock

On December 1, 2005, the Company sold all of the outstanding shares of the Company for an amount in excess of the carrying amount of the Company’s assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2006	MTM TECHNOLOGIES, INC.

	By:	/S/ FRANCIS J. ALFANO
Francis J. Alfano,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ GERALD A. POCH	Chairman of the Board of Directors	July 14, 2006
Gerald A. Poch

/S/ FRANCIS J. ALFANO	Chief Executive Officer (Principal Executive	July 14, 2006
Francis J. Alfano	Officer) and Director

/S/ MICHAEL EL-HILLOW	Senior Vice President and Chief Financial Officer	July 14, 2006
Michael El-Hillow	(Principal Financial and Accounting Officer)

/S/ STEVEN H. ROTHMAN	Director	July 14, 2006
Steven H. Rothman

/S/ RICHARD R. HEITZMANN	Director	July 14, 2006
Richard R. Heitzmann

/S/ THOMAS WASSERMAN	Director	July 14, 2006
Thomas Wasserman

/S/ WILLIAM LERNER	Director	July 14, 2006
William Lerner

/S/ ALVIN E. NASHMAN	Director	July 14, 2006
Alvin E. Nashman

/S/ ARNOLD J. WASSERMAN	Director	July 14, 2006
Arnold J. Wasserman

MTM TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2006

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Merger Agreement, dated August 16, 2005, among NEXL, Inc., a Massachusetts corporation, MTM Technologies (Massachusetts), LLC, a Delaware limited liability company, MTM Technologies, Inc., a New York corporation and the sole shareholder of Merger Subsidiary, and Clifford L. Rucker [Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]

2.2
Asset Purchase Agreement, dated September 17, 2004 by and among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc.]Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: September 16, 2004), filed with the Securities and Exchange Commission on September 22, 2004.]

2.3
Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc. [Incorporated by reference to exhibit 2.1 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

2.4
Stock Purchase Agreement, dated January 27, 2005, by and among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc. [Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2005) filed with the Securities and Exchange Commission on February 1, 2005.]

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

4.3
Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 8-K, (Date of Report: December 31, 2005), filed with the Securities and Exchange Commission on February 14, 2006.]

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

4.5
Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.[Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

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

4.9
Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

4.10
Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant's Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on December 5, 2004.]

4.11
Warrant Certificate, Evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant's Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on October 5, 2004.]

4.12
Form of Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.13
Form of Series A-4 Warrant Certificate [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.14
Form of Series A-5 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.15
Warrant Certificate issued to National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.5 to the registrants Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.16
Columbia Voting Agreement [Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (Date of Report: November 4, 2005), filed with the Securities and Exchange Commission on November 4, 2005.]

4.17
Series A-5 Voting Agreement [Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

10.1
Financing Agreement among the CIT Group/Business Credit, Inc., the Lenders that are parties thereto, MTM Technologies, Inc., and its subsidiaries that are parties thereto, dated as of June 8, 2005 [Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]

10.2
Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc. MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005 [Incorporated by reference to exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]

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

10.4
MTM Technologies, Inc. 2004 Equity Incentive Plan. [Incorporated by reference to Appendix L to the proxy statement contained as part of the Company’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

10.5
Micros-to-Mainframes, Inc. 2002 Long-Term Incentive Plan. [Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 4, 2005.]

10.6
Micros-to-Mainframes, Inc. 2000 Long-Term Incentive Plan. [Incorporated by reference to exhibit 99.B1 to the Company’s definitive Schedule 14A, filed with the Securities and Exchange Commission on September 25, 2000.]

10.7
Micros-to-Mainframes, Inc. 1998 Stock Option Plan. [Incorporated by reference to exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]

10.8
Micros-to-Mainframes, Inc. 1996 Stock Option Plan. [Incorporated by reference to exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]

10.9
Micros-to-Mainframes, Inc. Revised 1993 Employee Stock Option Plan. [Incorporated by reference to exhibit 10.2 to Amendment Number 2 to the registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on July 14, 1993.]

10.10
MTM Technologies, Inc. Associates Stock Purchase Plan [Incorporated by reference to exhibit 10.1 to the registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 1, 2005.]

10.11
Employment Agreement, dated June 28, 2006, between MTM Technologies, Inc. and Francis J. Alfano [Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 28, 2006), filed with the Securities and Exchange Commission on July 5, 2006.]

10.12	Waiver Letter, dated June 26, 2006, between MTM Technologies, Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund.
10.13
Employment Agreement, dated October 1, 2004 by and between MTM Technologies, Inc. and Steven Stringer. [Incorporated by reference to exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: October 1, 2004), filed with the Securities and Exchange Commission on October 7, 2004.]

10.14
Amendment No. 1 to Steve Stringer’s Employment Agreement [Incorporated by reference to Exhibit10.1 to the registrant’s Registration Statement on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2006.]

10.15
Severance Letter, dated December 12, 2005, between MTM Technologies, Inc. and Michael El-Hillow [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: December 12, 2005), filed with the Securities and Exchange Commission on December 15, 2005.]

10.16
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

10.17
Lease Agreement, dated August 15, 2005, between 1200 High Ridge Company, LLC and MTM Technologies, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]

10.18
Form of Employee Stock Option Agreement [Incorporated by reference to exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.]

10.19	Form of Employee Restricted Stock Unit Agreement.
10.20	Form of Executive Stock Option Agreement.
10.21	Form of Executive Restricted Stock Unit Agreement.
10.22
Consulting Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: July 7, 2006), filed with the Securities and Exchange Commission on July 11, 2006.]

10.23
Letter Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: July 7, 2006), filed with the Securities and Exchange Commission on July 11, 2006.]

14.1
Code of ethics. [Incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004.]

21.1	Subsidiaries of MTM Technologies, Inc.
23.1	Consent from Goldstein Golub Kessler LLP.
23.2	Consent of UHY LLP.
31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.
31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Michael El-Hillow.
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael El-Hillow.