Form 10-Q
period 2006-06-30
MTM Technologies, Inc.
filed 2006-08-11
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 0-22122

MTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-3354896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 High Ridge Road
Stamford, CT	06905
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 11,689,298 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 8, 2006.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2006	March 31, 2006

	(Unaudited)
ASSETS

Current assets:
Cash	$14,133	$18,154
Accounts receivable - trade, net of allowance of $1,127 and $977, respectively	57,216	48,930
Inventories	2,573	3,762
Prepaid expenses and other current assets	6,161	4,740

Total current assets	80,083	75,586

Property and equipment, net	17,484	15,942
Goodwill	68,425	67,134
Identified intangible assets, net of amortization	5,882	6,574
Other assets	1,486	1,017

TOTAL ASSETS	$173,360	$166,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Secured revolving credit facilities	$19,577	$14,916
Inventory financing agreements	6,112	5,641
Current portion of promissory notes	667	667
Accounts payable and accrued expenses	44,712	37,727
Deferred revenue	5,526	5,370
Current portion of capital lease obligations	566	561

Total current liabilities	77,160	64,882

Secured promissory note	23,087	22,947
Non-current portion of capital lease obligation	831	1,011
Other long-term liabilities	1,633	695

Total liabilities	102,711	89,535

Shareholders’ equity:
Series A preferred stock, $.001 par value; 31,000,000 shares authorized; 20,024,832 shares issued and outstanding	49,883	49,883
Common stock, $.001 par value; authorized 80,000,000; issued and outstanding 11,565,234 and 11,490,537 shares respectively	12	12
Additional paid-in capital	54,439	54,121
Accumulated deficit	(33,685)	(27,298)

Total shareholders’ equity	70,649	76,718

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$173,360	$166,253

See notes to unaudited condensed consolidated financial statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,

	2006	2005
		(Restated- See Note 1)
Net revenues:
Products	$57,682	$35,006
Services	17,549	14,554

Total revenue	75,231	49,560

Costs and expenses:
Cost of products sold	49,330	30,006
Cost of services provided	10,796	8,692
Selling, general and administrative expenses	17,786	12,465
Restructuring and other charges	1,611
Share-based compensation expense	449	26

Total costs and expenses	79,972	51,189

Loss from operations	(4,741)	(1,629)
Interest and other expense	(1,316)	(3,436)

Loss before taxes	(6,057)	(5,065)

Provision for taxes	330

Net loss	$(6,387)	$(5,065)

Preferred Stock dividend	408

Net loss attributable to common shareholders	$(6,795)	$(5,065)

Net loss per common share- basic and diluted	$(0.59)	$(0.68)

Weighted average number of common shares outstanding-basic and diluted	11,552	7,407

See notes to unaudited condensed consolidated financial statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Quarter Ended June 30,
	2006	2005

		(As restated See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,387)	$(5,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	150	79
Depreciation	1,528	593
Amortization of intangibles	691	565
Amortization of debt discount	140	2,915
Non-cash interest on subordinated promissory notes	655	263
Amortization of debt issuance costs	173	—
Share-based compensation	449	26
Gain in fair value of warrants	—	(967)

Changes in operating assets and liabilities net of effects of acquisitions:
(Increase) decrease in assets:
Accounts receivable	(8,106)	(2,938)
Inventories	1,188	1,172
Prepaid expenses and other current assets	(1,607)	(329)
Other assets	(460)	(265)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	6,085	2,304
Deferred revenue	54	(45)

Net cash used in operating activities	(5,447)	(1,692)

CASH FLOWS FROM IN INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(520)	—
Additions to property and equipment	(3,056)	(742)
Adjustment to purchase price related to acquisition of businesses	—	(47)
Decrease (Increase) in restricted cash	—	1,000

Net cash (used in) provided by investing activities	(3,576)	211

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (repayment) on secured notes payable	4,661	(5,671)
Borrowing (repayment) on inventory financing	471	3,672
Proceeds from issuance of preferred stock, net	—	5,000
Common stock issued for stock options exercised	—	46
Common stock issued under employee stock purchase plan	45	—
Payments on capital lease obligations	(175)	(36)

Net cash provided by financing activities	5,002	3,011

NET INCREASE IN CASH	(4,021)	1,530
CASH AT BEGINNING OF PERIOD	18,154	4,010

CASH AT END OF PERIOD	$14,133	$5,540

Supplemental disclosures of cash flow information:
Cash paid during the quarter ended for:
Interest	$764	$258
Income taxes	$14	$17
Supplemental disclosure of non-cash financing activities:
Exchange of convertible subordinated promissory notes for Series A Preferred Stock	$—	$16,499
Series A Preferred Stock dividend accrued	$(408)	$—
Supplemental disclosure of non-cash investing activities:
Adjustment to purchase price of subsidiary consisting of common stock	$—	$31
Common stock issued in acquisition	$232	$—
Non-cash additions to goodwill	$750	$1,244

See notes to unaudited condensed consolidated financial statements

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

The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the suppliers, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company’s four largest suppliers accounted for 21%, 16%, 11% and 10% of all product sales for the quarter ended June 30, 2006. The sales of products from the Company’s three largest suppliers accounted for 18%, 16% and 13% of all product sales for the quarter ended June 30, 2005. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at an amount to allow for profitable resale at a competitive market price.

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

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 27.5 and 20.9 million common shares as of June 30, 2006 and 2005, respectively have not been included in the weighted-average shares used for the calculation of earnings per share for the years then ended since the effect of such securities would be anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123(R), “Share Based Compensation.” This statement replaces SFAS No. 123, amends SFAS No. 95, “Statement of Cash Flows”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures. Additionally, SFAS No. 123(R) requires entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. It also requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. The Company has adopted SFAS No. 123(R) as of April 1, 2006. See Note 2, Stock Plans and Share-Based Compensation, for discussion of the impact of adoption and required disclosures.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2007, which began April 1, 2006, did not have a significant impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

Management does not believe any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Restatement of Prior Financial Statements

The Company has restated its operating results for the quarter ended June 30, 2005 for the manner in which it accounted for certain acquisition related costs. As disclosed in prior SEC filings, the Company considered all transition related compensation expense for acquired company employees planned to be separated after acquisition to be additional acquisition cost and accordingly an increase in goodwill. The Company has adjusted its reported results to reflect only the expense specifically identified as severance for acquired company terminated employees as additional acquisition cost and reclassified the remaining related compensation costs to operating expense. The information below reflects the restatement.

	Quarter Ended June 30, 2005

	As Reported	As Restated – See Note 1

Statement of Operations
Selling, general and administrative	$11,908	$12,465
Total cost and expenses	50,606	51,189
Loss from operations	(1,046)	(1,629)
Net loss	(4,482)	(5,065)
Net loss per common share	$(0.61)	$(0.68)

	Quarter Ended June 30, 2005

	As Reported	As Restated – See Note 1

Cash Flow Statement
Net loss	$(4,482)	$(5,065)
Increase in accounts payable and accrued expenses	1,833	2,304
Net cash used in operating activities	(1,580)	(1,692)
Adjustment to purchase price related to acquisition of businesses	(159)	(47)
Net cash provided by (used in) investing activities	$99	$(211)

NOTE 2. STOCK PLANS AND SHARE-BASED COMPENSATION

The Company maintains several stock equity incentive plans under which incentive stock options, non-qualified stock options and restricted stock units (RSUs) may be granted to employees, consultants, and non-employee directors.

Stock Plans

We have adopted the following stock plans:

•

a 1993 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of June 30, 2006, 26,666 shares have been issued upon exercise of options and 125,834 shares are subject to outstanding options;

•

a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of June 30, 2006, 77,600 shares have been issued upon exercise of options and 51,600 shares are subject to outstanding options;

•

a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of June 30, 2006, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

•

a 2000 Long Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of June 30, 2006, 78,100 shares have been issued upon the exercise of options and 204,000 shares have been awarded or subject to outstanding awards;

•

a 2002 Long Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of June 30, 2006, 15,000 shares have been issued upon the exercise of options and 67,500 shares have been awarded or subject to outstanding awards; and

•

a 2004 Equity Incentive Plan, which provides for the award of an aggregate of 4,000,000 shares of our common stock, of which, as of June 30, 2006, 17,750 shares have been issued upon the exercise of options and 3,559,469 shares have been awarded or subject to outstanding awards.

          The 1993 Stock Option Plan and the 1996 Stock Option Plan have expired. Accordingly, we can no longer grant options under such plans.

Prior to April 1, 2006, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”). APB Opinion No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. As the stock options granted under these plans typically had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost related to stock options was reflected in the Company’s results of operations.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) effective April 1, 2006 (the “adoption date”) using the modified prospective transition method. Under the modified prospective transition method, stock-based compensation expense recognized in the Company’s statement of operations for the three months ended June 30, 2006 includes: (a) stock options and RSUs granted prior to, but not fully vested as of the adoption date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) stock options and RSUs granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. Under the modified prospective transition method, results for prior periods are not restated.

The Company recognized share-based compensation expense of $449,000 in the first quarter of 2006 compared to $26,000 in the first quarter of 2005. Included in these amounts are expenses related to RSUs of $80,000 in the first quarter of 2006 and $26,000 in the first quarter of 2005, which would have been included in the Company’s condensed consolidated statements of operations under the provisions of APB Opinion No. 25. The expense related to RSUs is therefore excluded from the impact of the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s loss before income taxes and net loss for the three months ended June 30, 2006 were increased by $369,000. No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets. The implementation of SFAS No. 123(R) reduced basic and diluted earnings per share by $0.03 for the three months ended June 30, 2006. The implementation of SFAS No. 123(R) did not have a significant impact on cash flows from operations during the three months ended June 30, 2006.

A summary of stock option activity under these plans as of June 30, 2006 and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Unvested Shares

Outstanding at April 1, 2006	3,469	$3.21		2,114
Canceled/Expired	(92)	2.14		(38)
Granted	200	3.54		200
Exercised
Vested				(183)

Outstanding at June 30, 2006	3,577	$3.25	$2,145	2,093

The weighted-average contractual life of the total options outstanding at June 30, 2006 was 7.5 years and we estimate that 3 million of the outstanding options will vest based on our historical forfeiture rate.

For SFAS No. 123(R) purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended June 30, 2006

Risk-free interest rates	5.0%
Expected dividend yield rates	0.0%
Expected lives	4 years
Expected volatility	100%

There were approximately 1.5 million options exercisable at June 30, 2006 with an aggregate intrinsic value of $1.6 million. The exercise price of options outstanding ranged from $0.75 to $5.22. The weighted-average exercise price of the total options exercisable at June 30, 2006 was $2.47.

The 2004 Plan allows for the issuance of restricted stock units which typically vest over four years. For the quarter ended June 30, 2006, the Company granted 116,000 restricted stock units. At June 30, 2006, the Company had 518,750 restricted stock units outstanding which generally vest over 4 years from date of grant.

The modified prospective transition method of SFAS No. 123(R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123(R) regarding net loss and loss per share as if the Company had accounted for its stock plans under the fair value method. Had compensation expense for the Company’s stock plans been determined consistent with the fair value-based method prescribed by the original provisions of SFAS No. 123, the Company’s net loss would have increased to the following adjusted amounts:

(in thousands, except per share data)	Three Months Ended June 30, 2005

(Restated – See Note 1)
Net loss:
As reported	$(5,065)
Share-based compensation using the fair value-based method	(583)
As adjusted	$(5,648)

Basic and diluted net loss per share:
As reported	$(0.68)
As adjusted	$(0.76)

For pro forma purposes, the fair value of each option grant and purchase right granted under the stock plans were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rates	4.8%
Expected dividend yield rates	0.0%
Expected lives	One to five years
Expected volatility	100%

NOTE 3. RESTRUCTURING AND OTHER CHARGES

The Company has implemented a plan previously approved by the Board associated with further integration of acquired companies and the related reduction of costs and improvement in operating efficiencies. This plan resulted in charges during the quarter ended June 30, 2006 totaling $1.6 million consisting of certain inventory ($300,000) and accounts receivable ($150,000) reserves, underutilization of certain facilities ($220,000) and employee terminations ($930,000). An additional $300,000 relating to employee termination costs is estimated to be incurred in the quarter ending September 30, 2006.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We have recorded goodwill and other intangible assets related to the acquisitions of DataVox Technologies, Inc., Network Catalyst, Inc., Vector ESP, Inc. and Vector ESP Management, Inc., Info Systems, Inc. Nexl, Inc. and Axcent Solutions, Inc.

At June 30, 2006, the Company had goodwill of $68.4 million compared with $67.1 million at March 31, 2006. The change during the quarter was due to the acquisition of Axcent which was completed on April 20, 2006 (see Note 7).

Intangible assets (in thousands) consist of the following at:

	June 30, 2006		March 31 2006

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Client relationships	$8,915	$3,679	$8,915	$3,043
Know-how	710	281	710	237
Non-compete agreements	250	33	250	21

Total	$9,875	$3,993	$9,875	$3,301

          The intangible assets are being amortized over periods of up to 5 years.

NOTE 5. CREDIT FACILITIES

The Company has a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit Inc. (“CIT”) and an Amended and Restated Loan and Security Agreement (the “New Textron Facility”) which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the company from CIT are also reduced by amounts borrowed under the Textron Facility. The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of June 30, 2006, the Company did not meet two of the covenants prescribed under the CIT Facility and the New Textron Facility; however, the Company received waiver letters from CIT and Textron. As a condition to granting its waiver, CIT has reduced the amount the Company can borrow under the CIT Facility by requiring an availability reserve of $3 million.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases locations for its administrative and operational functions under operating leases expiring at various dates through 2016. Certain leases are subject to escalation based on the Company’s share of increases in operating expenses for the locations. In addition, the Company leases equipment, software and vehicles used in operations under both operating and capital leases.

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of June 30, 2006 are approximately $20 million.

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

NOTE 7. ACQUISITIONS

On December 1, 2005, the Company acquired all of the outstanding stock of Nexl, Inc. (“Nexl”), a Massachusetts corporation. Nexl provided complete infrastructure computing in the areas of enterprise computing and storage, networking and security and managed services. Nexl’s practice and service areas included enterprise storage, network infrastructure, security, IP telephony, and managed services. The aggregate purchase price for Nexl was $24.0 million consisting of $13.3 million in cash and 2,999,998 shares (at $3.58 per share or $10.7 million) of MTM stock, plus transaction costs of approximately $1.0 million. Goodwill related to the purchase was recorded at approximately $25 million, including expected costs related to employee severance, facilities consolidation and asset valuations. As part of the consideration paid, the shareholders of Nexl may receive an additional payout of $1.0 million in cash and $1.0 in common shares, not to exceed 250,000 shares upon the achievement of certain EBITDA targets for the twelve months ending December 31, 2006. The Company plans to exit or consolidate certain Nexl facilities and to reduce employees accordingly.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company obtained a third party valuation of certain tangible and intangible assets and allocated a portion of the purchase price to Client Relationships and Non-compete agreements (in thousands).

Current assets	$12,599
Property, plant and equipment	2,704
Intangible assets	2,577
Other non-current assets	54

Total assets acquired	17,934
Current liabilities	(15,476)

Net assets acquired	$2,458

On April 20, 2006, the Company purchased the net operating assets of Axcent Solutions, Inc. (“Axcent”), a provider of access, infrastructure and availability solutions based in the southern California area. The aggregate purchase price for Axcent was approximately $730,000, consisting of $500,000 in cash and 62,500 shares of stock (at $3.71 per share or $231,875). The Company has recorded goodwill of approximately $1.3 million on a preliminary basis relating to the purchase price, including transaction costs, minus net assets acquired ($800,000), facilities closing costs ($250,000) and staff reductions ($250,000) that will be completed by the end of the calendar year.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$365
Property, plant and equipment	15
Other non-current assets	8

Total assets acquired	388
Current liabilities	(342)

Net assets acquired	$46

Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the acquisition of NEXL as if it had occurred on April 1, 2005. The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

(In thousands, except for per share amounts)

Three months ended June 30, 2005

Restated – See Note 1
Net revenues	$71,219

Net loss	(5,114)

Basic and diluted net loss per common share:	$(0.49)

NOTE 8. SERIES A PREFERRED STOCK AND NOTES AND LONG TERM DEBT

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

On January 29, 2004, the Company entered into a purchase agreement (the “Pequot Agreement”) to sell to Pequot an aggregate of up to $25.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock and on December 7, 2004, the Company entered into an additional purchase agreement (the “Pequot/Constellation Purchase Agreement”) with the Investors to sell to the Investors up to an additional $40.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock.

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

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. As of June 30, 2006, the Company has accrued $0.4 million which was charged to equity. From and after May 21, 2006 to May 21, 2008, dividends may, at the option of the Company, be paid in cash or shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. The Series A purchase prices range from $2.15 to $3.25.

Long-Term Debt-Secured Promissory Note

On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund, as Lender (the “Lender”), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”).

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. As of June 30, 2006, $1.2 million in interest has been accrued on the Note. In addition, upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. The Note is secured by a subordinated lien on the assets of the Company. In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by independent valuation utilizing the Black Scholes Model.

The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 for the four quarters ended June 30, 2006, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

As of June 30, 2006, the Company was not in compliance with all covenants relating to the Note, however, the Company received a waiver letter from the Investment Manager and Lender.

NOTE 9. SEGMENT INFORMATION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2006 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Introductory Comment—Terminology

          Throughout this report, the terms “we,” “us,” “our” and “our company” refers to MTM Technologies, Inc. (“MTM”) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

Introductory Comment—Forward-Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K. There have been no material changes to these policies during the first three months of fiscal 2007.

Overview

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

Consolidated Results of Operations

          The following table sets forth for the periods presented information derived from our unaudited consolidated statement of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,

	2006	2005
		(Restated – See note 1)
Net revenues:
Products	76.7%	70.6%
Services	23.3%	29.4%

Total net revenues	100.0%	100.0%

Gross Profit – products (a)	14.5%	14.3%
Gross Profit – services (a)	38.5%	40.3%
Gross Profit – total	20.1%	21.9%
Selling, general and administrative expenses (b)	23.7%	25.2%
Restructuring and other charges	2.1%
Share-based compensation expense	.6%

Loss from operations	(6.3%)	(3.3%)

(a) Expressed as a percentage of the applicable product or service revenue
(b) Included in the three months ended June 30, 2005 is $1.2 million of expense incurred for the settlement of certain executive arrangements

Quarters Ended June 30, 2006 and 2005

Net Revenue

Net revenue was $75.2 million for the quarter ended June 30, 2006 compared to $49.6 million for the quarter ended June 30, 2005.

Product revenue was $57.7 million for the quarter ended June 30, 2006 compared to $35.0 million for the quarter ended June 30, 2005, representing 76.7% of consolidated revenue in 2006 and 70.6% in 2005.

Service revenue was $17.6 million for the quarter ended June 30, 2006 compared to $14.6 million for the quarter ended June 30, 2005, representing 23.3% of consolidated revenue in 2006 and 29.4% in 2005.

The revenue increase was principally due to the acquisition of NEXL, Inc in December 2005. Our product revenue as a percentage of consolidated revenue increased in 2006 due to the acquisition of NEXL.

Gross Profit

Gross profit was $15.1 million for the quarter ended June 30, 2006 compared to $10.9 million for the quarter ended June 30, 2005. Blended gross margin was 20.1% for the quarter ended June 30, 2006 and 21.9% for the quarter ended June 30, 2005

Product gross margin was 14.5% for the quarter ended June 30, 2006 and 14.3% for the quarter ended June 30, 2005. Service gross margin was 38.5% for the quarter ended June 30, 2006 and 40.3% for the quarter ended June 30, 2005

Blended gross margin decreased primarily due to the lower service gross margin driven by early stage investments in our national service program implementation.

Selling, General and Administrative

Selling, general and administrative expenses increased to $17.8 million for the quarter ended June 30, 2006 compared to $12.5 million for the quarter ended June 30, 2005. The increase is principally due to the acquisition of NEXL and transition costs related to the integration of our national infrastructure.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) amounted to negative $2.6 million for the quarter ended June 30, 2006 compared to negative $472,000 for the quarter ended June 30, 2005. EBITDA in 2006 includes $369,000 of additional share-based compensation relating to the adoption of FASB 123R and restructuring and other charges of $1.6 million. The following table sets forth a reconciliation of net loss to EBITDA for the quarter ended June 30:

	2006	2005

		(Restated- See note 1)
Net loss	$(6,387)	$(5,065)
Depreciation and amortization	2,219	1,157
Interest expense(a)	1,273	3,436
Taxes	330

EBITDA	$(2,565)	$(472)

(a)	The quarter ended June 30, 2005 includes $3.2 million of non cash interest related to the convertible notes and a secured promissory note.

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

Interest Expense

Interest expense was $1.3 million for the quarter ended June 30, 2006 compared to $3.4 million for the quarter ended June 30, 2005. The decrease in 2006 was due to the elimination of the charges relating to certain convertible notes following their conversion and a secured promissory note of $3.2 million in the 2005 quarter, offset by higher average borrowing and related interest costs on our secured notes and inventory financing arrangements.

Net Loss

The Company had a net loss of $6.4 million for the quarter ended June 30, 2006 compared to $5.1 million for the quarter ended June 30, 2005. The increase in the net loss was due to additional share-based compensation of $369,000 and restructuring and other charges of $1.6 million.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	June 30,	March 31,
(in thousands)	2006	2006

Cash	$14,133	$18,154
Working capital	$2,923	$10,704
Current ratio	1.04 to 1	1.16:1
Secured financing facilities	$25,689	$20,557
Secured promissory note	$23,087	$22,947

For the quarter ended June 30, 2006 cash decreased $4.0 million to $14.1 million compared with $18.1 million at March 31, 2006. Working capital at June 30, 2006 was $2.9 million compared to working capital of $10.7 million at

March 31, 2006. The reduction in cash and working capital was primarily due to the loss incurred during the quarter and capitalization of internal costs relating to software development and infrastructure investment of $1.45 million.

Cash used in operating activities was $5.4 million for the quarter ended June 30, 2006, derived from a net loss of $6.4 million, plus an increase in net operating assets of $2.6 offset by non-cash charges of $3.6 million during the period.

Cash used in investing activities was $3.6 million for the quarter ended June 30, 2006, related to fixed asset acquisitions and capitalized internally developed software and other programs and the purchase of Axcent.

Cash provided by financing activities was $5 million for the quarter ended June 30, 2006 from higher borrowings on our working capital lines.

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

There has been no material change in credit risk or accounts receivable risk discussed in Item 7 of the Company’s Fiscal 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

An evaluation was performed, as of June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (‘CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including the CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control

There have been no changes made in our internal controls over financial reporting identified in connection with our evaluation as of the end of our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006. In addition to the other information set forth in this report, you should carefully consider those factors, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 10, 2004, we acquired the assets and business operations of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, “Vector’’). As part of the purchase price for Vector, we issued to VGS Liquidating Company (“VGS”) a promissory note in the amount of $666,666.66 (the “Promissory Note”). During the quarter ended June 30, 2006, as partial payment of the Promissory Note, we issued 106,494 shares of our common stock to certain shareholders of VGS.

On April 20, 2006, we acquired the assets and business operations of Axcent Solutions, Inc. (“Axcent”). During the quarter ended June 30, 2006, as part of the purchase price for Axcent, we issued 62,500 shares of our common stock to James C. Harvey, a shareholder of Axcent .

The issuance of common stock described above was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, and/or Regulation D there under. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exception there under. All persons to whom such stock was issued received, or had access to, material information concerning us and our operations including, but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission.

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

4.2

Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P. Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.3

Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC..

4.4

Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.5

Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.6

Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. *

4.7

Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. *

4.8	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private

Equity Fund III, LLP. *

4.9	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. *

4.10	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. *

4.11	Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. *

4.12	Form of Series A-3 Warrant Certificate.*

4.13	Form of the A-4 Warrant Certificate.*

4.14	Form of the A-5 Warrant Certificate.*

4.15	Warrant Certificate issued to the National Electric Benefit Fund.*

4.16	Columbia Voting Agreement.*

4.17	Series A-5 Voting Agreement.*

10.1	Employment Agreement, dated June 28, 2006, between MTM Technologies, Inc. and Francis J. Alfano.*

10.2	Waiver Letter, dated June 26, 2006, between MTM Technologies, Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund.*

10.3	Waiver Letter, dated August 10, 2006, between MTM Technologies, Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Michael El-Hillow.

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael El-Hillow.

*	Incorporated by reference. See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTM Technologies, Inc.

August 10, 2006	By:	/s/ Francis J. Alfano

Francis J. Alfano, Chief Executive Officer
(Principal Executive Officer)

August 10, 2006	By:	/s Michael El-Hillow

Michael El-Hillow, Chief Financial Officer
(Principal Financial and Accounting Officer)

MTM Technologies, Inc.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended June 30, 2006

EXHIBIT INDEX

Exhibit
Number	Description

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

4.7

Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated December 10, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

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

4.10

Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. [Incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the Securities and Exchange Commission on December 5, 2004.]

4.11

Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the Securities and Exchange Commission on October 5, 2004.]

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

10.2

Waiver Letter, dated June 26, 2006, between MTM Technologies, Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 15, 2006.]

10.3	Waiver Letter, dated August 10, 2006, between MTM Technologies, Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Michael El-Hillow.

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael El-Hillow.