Form 10-K/A
period 2006-03-31
MTM Technologies, Inc.
filed 2006-09-12
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]      No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]      No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [  ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

      Indicate by check mark whether registrant is a shell company. Yes [  ]      No [X]

      The aggregate market value of the 5,394,243 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $17.3 million as of September 30, 2005, based on the last sale price of the registrant's common stock on such date of $3.20 per share, as reported by The Nasdaq Stock Market, Inc. There were a total of 11,565,234 shares of the registrant's common stock outstanding as of June 20, 2006.

Documents Incorporated by Reference:
None

MTM TECHNOLOGIES, INC.
FORM 10-K/A
For the Fiscal Year Ended March 31, 2006

Restatement of Prior Financial Statements; Explanatory Note

      This Amendment No.1 to the Annual Report on Form 10-K of MTM Technologies, Inc. for the year ended March 31, 2006, is being filed for the purpose of amending and revising Note 1. “Summary of Significant Accounting Policies—Restatement of Prior Financial Statements,” and Note 12. “Quarterly Results of Operations (Unaudited)” to our consolidated financial statements in order to include certain restated financial information as described below. In addition, certain clarifying changes, unrelated to the restatement, were made to Note 3 “Shareholders' Equity—Stock Options” and Note 10 “Series A Preferred Stock and Notes and Long Term Debt—Long-Term Debt.” While our original Form 10-K is not otherwise amended (except in certain cases to clarify references to this Form 10-K/A), we are refiling the Form 10-K in its entirety for convenience.

      As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2006, and as further discussed in Note 12 to our consolidated financial statements contained herein, we determined to restate our operating results for the year ended March 31, 2005 and the quarterly periods ended September 30 and December 31, 2004, and March 31, June 30, September 30, and December 31, 2005 for the manner in which we accounted for certain acquisition related costs. Restated financial information for the year ended March 31, 2005 was included in our original Form 10-K and is also included herein; such information has not been changed and remains as presented in our original Form 10-K. Restated financial information for the quarterly periods ended September 30 and December 31, 2004, and March 31, June 30, September 30 and December 31, 2005 is included in the amended and revised Note 12 to our consolidated financial statements contained herein; for a discussion of the individual restatement adjustments see Note 12 to our consolidated financial statements.

      This Form 10-K/A speaks as of the end of our fiscal year ended March 31, 2006 or as of the date of the filing of the original Form 10-K, as applicable. Except for the revisions described above it does not update any of the statements contained in the original Form 10-K. This Form 10-K/A contains forward-looking statements that were made at the time the original Form 10-K was filed on July 14, 2006. It must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original Form 10-K, including statements made in subsequent filings on Form 8-K or on Form 10-Q.

      The information herein amends and supercedes the information contained in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the prior periods affected by the restatement to the extent set forth herein. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the restated financial information set forth herein.

Introductory Comment—Terminology

      Throughout this Annual Report on Form 10-K/A, the terms “we,” “us,” “our” and “our company” refers to MTM Technologies, Inc. (“MTM”) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

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

Introductory Comment—Forward-Looking Statements

      Statements contained in this Annual Report on Form 10-K/A include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known

i

and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Form 10-K/A generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	the market acceptance, revenues and profitability of our current and future products and services;

•	our ability to acquire additional companies and ability to successfully integrate such acquirees, if any, into our operations;

•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate;

•	the competitive environments within the industries in which we operate;

•	our ability to raise additional capital, if and as needed; the cost-effectiveness of our product and service development activities;

•	the extent that our sales network and marketing programs achieve satisfactory response rates;

•	political and regulatory matters affecting the industries in which we operate; and

•	the other risks detailed in this Form 10-K/A and, from time to time, in our other filings with the Securities and Exchange Commission.

      Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K/A and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K/A speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

ii

PART I

Item 1. Description of Business

      We are a leading national provider of innovative information technology (“IT”) solutions, including Access, Convergence, Consolidation, Virtualization, and Managed Services. We enable our clients to achieve improved operational efficiency and to focus on growth, while mitigating the risk of implementing complex IT systems. We achieve these results by providing systems, networking, IP telephony, storage, security and data center infrastructure services that address the full life cycle of a client's IT requirements from needs analysis, through planning, development, deployment, and testing, to on-going maintenance and support. We combine these services with technology from leading software and hardware manufacturers delivering strategic IT solutions that solve many of today's business challenges.

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

      Solutions

      We have developed our IT solutions to deliver immediate business value and return on investment for our clients. Our solutions consist of the following:

      Access. Our Access solutions offer our clients secure, on-demand access to all of their corporate applications and information from remote locations using both wired and wireless technologies. These solutions combine system, network, and security technologies to create a cohesive infrastructure that improves the efficiency, mobility and agility of clients' businesses.

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

      Many of our clients require a guaranteed response to their system outages. Through our national staff of certified technicians and related field resources, we provide service level guarantees to our customers in response to problems with their infrastructure technology outages that are communicated to us, or that are detected through our automated remote monitoring systems as part of a managed services solution. We offer our clients various degrees of guaranteed response depending on the severity of the outage or the client's specific response requirements.

      Technology Partners

      We maintain strategic relationships with many of today's leading hardware and software technology manufacturers enabling us to deliver to our clients advanced and comprehensive solutions at competitive prices. For example, we are a Cisco Gold partner, a Citrix Platinum Solutions Advisor, a Hewlett Packard Gold and Enterprise Storage Elite partner, a Microsoft Gold partner, an EMC Velocity Premier partner, a Sun Advantage partner, an Avaya Gold partner, a Captaris Platinum partner, and a Nortel Elite partner. For those manufactures that we believe are critical to our client's technology infrastructure we generally hold the highest levels of certification granted by such manufacturers. We work with our strategic partners to develop national training programs to ensure consistent service delivery methodologies across our entire national footprint. With our 450 technical professionals nationwide, we train and certify our service professionals to maintain the highest levels of manufacturer certifications and authorizations. We often times work in conjunction with our partners to utilize our own accredited professional training service centers to train and deliver technical content to our service professionals.

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

      For clients who require their purchased products to be staged, pre-configured, field tested, assembled or integrated, we provide these services in one of three staging facilities (located in California, Massachusetts, and Delaware). Staging can be provided with or without the client's participation, as directed by the client.

      Managed Services

      Our automated remote management system and pro-active support services monitor, manage, and protect our client's business-critical infrastructure and applications from down time and failure.

      Remote Monitoring & Management. Our automated remote management system provides our clients with real-time monitoring of their computing and storage systems, IP telephony systems and network infrastructure to immediately detect component failures, critical security events (such as, for example, hacking attempts), and deteriorating performance, and with reporting on key operating metrics of these systems. The system is a combination of our proprietary network management and monitoring software and third party licensed software. Monitoring of our clients' networks is performed by our certified engineering staff operating on a 24x7x365 basis from our network operations centers (“NOC”). Our NOCs are located on the east and west coasts.

      Hosting. In addition to monitoring, our managed services include managed hosting. We offer our customers a choice of two collocation facilities to host their computing systems. Our field engineering resources are available in each of our regions to provide field support and technical resources in connection with our managed services.

      Remote Support. Our remote phone support service is a virtual extension of our client's IT staff. We provide support for a wide range of technologies including Microsoft, Citrix, Sun, Cisco and Captaris.

      Remote Helpdesk. Our helpdesk services provide end-user support customized to meet our client's specific application requirements. All helpdesk analysts are HDI (Help Desk International) certified and available 24x7.

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

Industry

      The IT solution and service provider industry is a multi-billion dollar industry that is focused on providing client's services in building and maintaining IT infrastructures, safeguarding data and systems, optimizing applications and ensuring regulatory compliance. Industry participants face intense competition, the challenge of constant technological advancement and the ongoing need for business process optimization. The outsourcing of computer solutions is a rapidly growing trend in which a client company obtains all or a portion of its data processing requirements from an IT solutions provider, such as us, that specializes in the computer service, product or application required by the client.

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

      Consolidation of client's voice and data communications to IP-based networks and advances of virtualization at the device and application level are indicative of a trend toward a more centralized computing model. This cycle, which started with mainframes, then workgroup mini-computers, then highly distributed applications running on micro-computers and PCs, may now be returning to a model where an increasing portion of business applications are implemented in a centralized computing model, using increasingly sophisticated terminal services to access these applications. This shift may be one of the most significant developments driving the re-definition by IT providers of product and service solutions for the foreseeable future.

Sales and Marketing

      Our marketing strategy is to position ourselves as the premier IT solutions to the middle market. We do this primarily through demand generation activities, and by identifying new business opportunities. Demand generation activities are targeted to both vertical markets (e.g. industry-specific markets such as financial services, healthcare, government, and or retail) and horizontal markets, and consist primarily of national and regional events, trade shows, and advertising. Event and trade show attendance is driven by targeted mass email campaigns and telemarketing. Most marketing initiatives involve participation by one or more of our technology partners, which both enhances our visibility and resources, and significantly defrays our out-of-

pocket marketing costs. We also identify business opportunities through new and existing contacts generated by our sales force.

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

      New Customer Acquisition

      By follow-up on leads generated from our regional and national marketing initiatives and on leads generated by our strategic partners, as well as through unsolicited sales calls, our sales professionals regularly call on the executives of prospective client organizations. These prospective clients are typically looking for assistance with understanding the technologies that they can implement to better differentiate and/or position their businesses for growth, or are looking for support and outsourced managed service solutions to help them better run their existing technology infrastructure. Our sales professionals also make joint calls with our strategic partners or with our internal subject matter expert sales personnel to better assess our clients' and prospective clients' needs around specific business drivers or technologies.

      Cross-Selling

      We have an existing customer base of over 4,200 clients, many of whom came to us as part of our various acquisitions. As part of the acquisition process we integrated the service offerings of the acquired companies across our entire company, creating a more diverse and comprehensive national solution portfolio. Individually the acquired individually companies did not offer the full range of services that we currently offer. As a result many of our clients are currently utilizing only a small portion of our solutions. Our sales professionals are actively revisiting our existing client base and introducing them to our complete set of offerings with the goal of having those clients purchase additional offerings thereby gaining and increased percentage of such client's total IT spending. As with new customer acquisitions, our sales professionals have subject matter expert resources available to them to assist in assessing client needs and creating solutions to meet those needs.

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

      In addition, our professional services revenues depend in large part on our accreditations with other vendors such as Citrix, Cisco, and Microsoft. Most of our major vendors require that we maintain specifically trained and accredited staff at each of our offices in order to re-sell and provide services associated with such products. Furthermore, certain such vendors require that we make annual purchases of their products for use in our labs and for marketing purposes. Each vendor independently determines these requirements for those organizations which it authorizes to provide services in connection with their products. If these requirements should become substantially more burdensome, they could affect our business in either of two ways: (1) we would elect not to continue our accreditation with such vendor and forgo the revenues associated with the re-sale of such vendor's products and associated services, or (2) we would incur the additional expense associated with additional staff training or equipment purchase requirements. In either case, this could have a negative impact on our operating results.

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

      We are significantly dependent upon the continued availability of Francis J. Alfano, our chief executive officer and Steven Stringer, our President and Chief Operating Officer. We have entered into employment agreements with each of Mr. Alfano and Mr. Stringer. These employment agreements contain non-competition provisions. The loss or unavailability to us of Mr. Alfano or Mr. Stringer for an extended period of time could have a material adverse effect on our business operations and prospects. To the extent that either Mr. Alfano's or Mr. Stringer's services would be unavailable to us for any reason, we would be required to procure other personnel to manage and operate our Company. There can be no assurance that we will be able to locate or employ such qualified personnel on acceptable terms. At the present time, we do not have “key man” life insurance covering any of our principal officers.

      Our acquisition strategy entails significant risks.

      We intend to pursue opportunities to expand our business through the acquisition of selected companies in targeted markets. The acquisition candidates we review can be large, and their acquisition by us could have a significant and lasting impact on our business. We cannot guarantee that:

•	we will be able to identify appropriate acquisition candidates or negotiate acquisitions on favorable terms; or

•	we will be able to obtain the financing necessary to complete all projected future acquisitions.

      Acquisitions involve numerous risks, including:

•	adverse effects on our operating results;

•	an inability to integrate acquired businesses;

•	unanticipated liabilities and expenses;

•	costs associated with incomplete acquisitions;

•	expenses, delays and difficulties of integrating acquired companies into our existing organization;

•	dilution of the interest of existing shareholders if we issue our securities in making acquisitions or if we sell our securities in order to raise cash for acquisitions;

•	diversion of management's attention;

•	expenses of amortizing the acquired companies' intangible assets;

•	increases in our expenses in order to advertise and promote acquired companies; and

•	expenses of any undisclosed or potential legal liabilities of an acquired company.

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

      We may not be able to successfully integrate acquired businesses with existing operations without substantial costs, delays or other problems, if at all. As we integrate acquired businesses:

•	we may lose clients of acquired companies due to difficulties during the integration process;

•	we may not be able to bill clients of the acquired companies accurately due to potential deficiencies in the internal controls of the acquired companies, such as inadequate back-office systems of the acquired companies and potential difficulties in migrating records onto our own systems;

•	we may experience difficulty in collecting bills rendered by acquired companies due to inaccurate record keeping of the acquired companies;

•	key employees of the acquired companies whom we wish to retain may resign;

•	management's attention and resources could be diverted from our ongoing business concerns;

•	we may not be able to integrate newly acquired technologies with our existing technologies; and

•	we may not be able to train, retain and motivate executives and employees of the acquired companies.

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

Risks Involving Our Common Stock

      Pequot can be deemed our controlling shareholder and Pequot's interests may not be the same as our other shareholders.

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

      As of June 20, 2006, we had outstanding an aggregate of 11,565,234 shares of our common stock and an aggregate of 20,024,832 shares of Series A Preferred Stock which are subsequently convertible into our common stock on a share for share basis. The Investors currently hold warrants to purchase 3,657,693 shares of our common stock; provided that 450,000 of such warrants are not exercisable until approved by our shareholders. We also have an additional 10,975,168 shares of Series A Preferred Stock authorized but unissued, all of which shares are not reserved for specific purposes, other than pursuant to the anti-dilution provisions of the Series A Preferred Stock or for issuance in lieu of cash dividends on the Series A Preferred Stock, an additional 9,000,000 shares of serial preferred that are not designated as Series A Preferred Stock and an additional (a) 4,906,084 shares of our common stock issuable upon the exercise of stock options or restricted stock units granted or available for grant under our various stock plans and (b) aggregate of approximately 700,000 shares of our common stock issuable upon exercise of other stock options, restricted stock units or warrants previously granted and outstanding, all as of the date of this prospectus. All of such shares may be issued without any action or approval by our shareholders, except as may be limited under Nasdaq Marketplace Rules. Any shares issued by us in the future would further dilute the percentage ownership held by our shareholders.

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

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
             Purchases of Equity Securities.

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

Equity Compensation Plan Information

      The following table sets forth, as of March 31, 2006:

•	the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our shareholders and those granted under plans, including individual compensation contracts, not approved by our shareholders (column A),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

	Column A	Column B	Column C
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column A)
Equity incentive plans approved by shareholders	3,468,928	$3.21	1,017,656
Equity incentive plans not approved by shareholders	0		0
Totals	3,468,928	$3.21	1,017,656

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

Sales of Unregistered Securities

      On July 2, 2004, we acquired the assets and business operations of DataVox Technologies, Inc. (“DataVox”). As part of purchase price for DataVox we issued a promissory note (the “DataVox Notes”), in the principal amount of $124,757, to each of the two DataVox shareholders. Each DataVox Note was payable in five equal quarterly installments of $20,792 and one final quarterly installment of $20,792 (each, an “Installment”), such Installments being due on October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006 (each, an “Installment Due Date”), without interest. Payments of principal and interest, if any, on the DataVox Notes was payable at our option in any combination of cash and common stock, provided that all payments must be made with a minimum of 25% cash and cannot be made with more than a maximum of 75% cash. On January 1, 2006 we issued to each DataVox Shareholder 3,967 shares of our common stock as part of the January 1, 2006 Installment.

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

      On December 10, 2004, we acquired the assets and business operations of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, “Vector”). As part of the purchase price for Vector, we agreed to pay to Vector (or its assigns) additional shares of our common stock on the achievement of certain financial targets. These financial targets were achieved and in the quarter ended March 31, 2006, in satisfaction of our obligations to Vector, we issued 731,587 shares of common stock to certain shareholders of Vector's parent company (collectively, the “Vector Parties”).

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

Item 6. Selected Financial Data

      The following selected financial data for the fiscal years ended March 31, 2006, 2005, 2004, 2003, and 2002 have been derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A.

Income Statement Data:

	Year Ended March 31,
	2006	2005	2004	2003	2002
		(as restated)
	(In thousands of dollars, except per share amounts)
Net revenues:
Products	$175,851	$73,161	$38,976	$34,471	$55,141
Services	60,868	28,033	13,288	20,985	20,309
Total revenue	236,719	101,194	52,264	55,456	75,450
Gross profit—products	25,068	8,915	1,219	2,332	4,479
Gross profit—services	24,288	9,873	1,185	7,713	7,292
Gross profit—total	49,356	18,788	2,404	10,045	11,771
Selling, general and administrative(a)	52,164	22,708	10,025	11,484	11,077
Operating (loss) income	(2,808)	(3,920)	(7,621)	(1,439)	694
Interest expense and other(b)	(5,425)	(4,686)	(488)	(188)	(422)
Pre-tax (loss) income	(8,233)	(8,606)	(8,109)	(1,627)	272
Net (loss) income	(8,474)	(8,619)	(8,109)	(1,211)	389
Net (loss) income per common share:
Basic	(0.99)	(1.51)	(1.72)	(0.26)	0.08
Diluted	(0.99)	(1.51)	(1.72)	(0.26)	0.08
Weighted average number of common and common equivalent shares used in calculation:
Basic	8,542	5,714	4,723	4,734	5,033
Diluted	8,542	5,714	4,723	4,734	5,043

(a)	Includes $1.1 million of expenses in the year ended March 31, 2005, for payments made to two officers of the Company in connection with the Pequot Investment.

(b)	Includes $3.4 million of non cash interest related to convertible debt and a secured promissory note in the year ended March 31, 2006. Includes $4.1 million of non cash interest related to convertible debt in the year ended March 31, 2005.

Balance Sheet Data:

	As of March 31,
	2006	2005	2004	2003	2002
		(as restated)
	(In thousands of dollars)
Total assets	$166,253	$91,169	$19,475	$22,954	$26,386
Total liabilities	89,535	63,591	14,311	9,713	11,581
Long term obligations	24,653	7,383	110		485
Working capital (deficiency)	10,704	(11,350)	(1,277)	(6,256)	(8,409)
Accumulated deficit	(27,298)	(18,824)	(10,205)	(2,096)	(885)
Shareholders' equity	76,718	27,578	5,164	13,242	14,806

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our updated consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. As discussed in Notes 1 and 12 of the consolidated financial statements, all references to 2006 and 2005 amounts reflect the restatement.

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

Accounts Receivable

      Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. We estimate doubtful accounts based on historical bad debts, factors related to specific clients' ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

Contractual Obligations

      The following table set forth as of March 31, 2006 the Company's known contractual obligations (in thousands).

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(In thousands of dollars)
Secured promissory note	$22,947			$22,947
Promissory notes	667	$667
Capital lease obligations	1,572	573	$899	100
Operating lease obligations	17,911	3,213	5,707	8,991	$—

Total	$43,097	$4,453	$6,606	$32,038	$—

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
Gross profit:
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

Liquidity and Capital Resources

      The Company measures its liquidity in a number of ways, including the following:

	March 31, 2006	March 31, 2005
	(In thousands)
Cash	$18,154	$4,010
Working capital	$10,704	$(11,350)
Current ratio	1.16:1	0.80:1
Secured financing facilities	$20,557	$16,544
Secured promissory note	$22,947	$—

      For the year ended March 31, 2006 cash increased $14.2 million to $18.2 million compared with $4.0 million at March 31, 2005, due primarily to cash provided from financing activities. Working capital at March 31, 2006 was $10.7 million compared to a working capital deficit of $11.4 million at March 31, 2005. Included in current liabilities at March 31, 2006 are obligations of $20.6 million relating to the Company's secured financing facilities, described below.

      On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund, as Lender (the “Lender”), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company's Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”). The Company used a portion of the funds to finance the acquisition of Nexl, Inc. on December 1, 2005 and expects to use the remainder of the proceeds from this loan to finance the continued execution of its acquisition strategy and to support its organic growth initiatives.

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

      The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of March 31, 2006, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ended March, 31, 2006 and consecutive four quarters ending thereafter. It also restricts the Company's ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. As of March 31, 2006, the Company was not compliant with all covenants relating to the Note, however, the Company received a waiver letter from Columbia Partners LLC, which included a waiver of the Fixed Charge Coverage Ratio covenant until June 30, 2007. The Company's outstanding debt under the Note including accrued interest was approximately $23.8 million as of March 31, 2006.

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

      The Company's outstanding debt under its secured revolving credit facility was approximately $14.9 million as of March 31, 2006 and $13.6 million at March 31, 2005, respectively. The amount outstanding under the Company's inventory financing agreements was approximately $5.6 million as of March 31, 2006 and $2.9 million at March 31, 2005, respectively.

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

Item 8. Financial Statements and Supplementary Data.

      Set forth below is a list of our audited consolidated financial statements included in this Annual Report on Form 10-K/A and their location.

* Page F-1 follows Part III to this Annual Report on Form 10-K/A.

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

      Gerald A. Poch has served as Managing Director of Pequot Capital Management, Inc., the investment manager/advisor for Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III L.P., since 1999. Mr. Poch also served as a Managing General Partner of both Pequot Fund and Pequot Partners. From August 1998 through January 2000, he was a principal of Pequot Capital Management, Inc. and co-leader of Pequot Fund's and Pequot Partners' venture capital team. From August 1996 to June 1998 he was the Chairman, President and Chief Executive Officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as Co-Chairman and Co-President, of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems. Mr. Poch is also a director of Analex Corporation and Andrew Corporation, each a publicly-traded company. In addition, Mr. Poch is a director of a number of private companies.

      Francis J. Alfano has served as our Chief Executive Officer since May 2004. He served as Chief Executive Officer, President and a director of Interliant, Inc., an Internet infrastructure business focused on collaboration, security, and managed hosting solutions from August 2002 to June 2003. On August 5, 2002, Interliant filed for protection under title 11 of the U.S. Bankruptcy Code. Mr. Alfano led the restructuring of Interliant's businesses resulting in the ultimate sale of its operations. From May 2001 through July 2002, he served as Interliant's Chief Financial Officer. From December 1998 to May 2001, he was Interliant's Senior Vice President of Corporate Development, with responsibility for strategic business relationships and execution of all merger and acquisitions. Prior to that time Mr. Alfano served as Vice President of Business Development at G.E. Capital Information Technology Solutions, Inc., (the successor to AmeriData Technologies, Inc.) and was with Ernst & Young.

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

      Thomas Wasserman has served as a Vice President with Constellation Ventures since June of 2001. From March of 2000 to June of 2001, he served as a senior manager of corporate development for 360Networks, a global telecommunications service provider. Earlier, Mr. Wasserman worked at Charterhouse Group International, a private equity firm, and at the investment banking firm of Donaldson, Lufkin and Jenrette. Mr. Wasserman is a director of Broadband National, a private company.

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

      John F. Kohler has served as a Senior Vice President, as well as our General Counsel and Corporate Secretary, since May 2004. From May 2000 to January 2003, he served as Vice President—Mergers and Acquisitions for Interliant, Inc., a technology solutions provider, primarily responsible for Interliant's acquisition and restructuring activities. From May 1995 to April 2000, he was a corporate lawyer with Weil, Gotshal & Manges LLP, a law firm in New York, and from September 1993 to April 1995, he was a corporate lawyer with Jenkens & Gilchrist, P.C., a law firm in Dallas. Mr. Kohler served as an officer in the United States Army from May 1986 to September 1990.

      Under the terms of the Restated Shareholders Agreement, each of Mr. Poch and Mr. Heitzmann are directors designated by Pequot Capital Management, Inc. and Mr. T. Wasserman is a director designated by Constellation. Additionally, under that agreement Pequot and Constellation are obligated to vote their shares to elect Mr. Alfano and Mr. Rothman to the Board of Directors. See Item 12 “Security Ownership of Certain Beneficial Owners and Management—Restated Shareholders' Agreement.”

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

      Our audit committee currently is composed of William Lerner, Alvin E. Nashman and Arnold J. Wasserman, with Mr. Wasserman serving as its chairman. We believe that each of these committee members is “independent,” within the meaning of such term under applicable law and the Marketplace Rules of The Nasdaq Stock Market, Inc. Our board of directors has determined that Mr. Wasserman is an “audit committee financial expert,” as such term is defined by the SEC. The audit committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our internal audit staff and by our independent auditors. Its duties include:

•	selecting and retaining the independent auditors, as well as ascertaining the auditors' independence;

•	reviewing the scope of the audits to be conducted, as well as the results of their audits;

•	approving non-audit services provided to our company by the independent auditors;

•	reviewing the organization and scope of our internal system of audit, financial and disclosure controls;

•	appraising our financial reporting activities, including our Annual Report on Form 10-K, and the accounting standards and principles followed; and

•	conducting other reviews relating to compliance by employees with our internal policies and applicable laws.

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

      Our corporate governance and nominating committee currently is composed of Richard Heitzmann, William Lerner, Arnold J. Wasserman and Thomas Wasserman, with Mr. Lerner serving as its chairman. The duties of our corporate governance and nominating committee include overseeing that our board's policies, as well as ensuring that we are in compliance with all applicable federal and state securities laws and the Nasdaq rules, and determining our board of directors' slate of director-nominees for each shareholder election of directors.

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

      Director Fees

      Each director who is not an employee of our company or who is not appointed to the board of directors by either Pequot or Constellation receives an annual fee of $16,000 as compensation for serving on our board of directors, plus an additional $1,500 for each board meeting attended in person and $750 for each board meeting attended by telephonic conference call. Each such member of the board's audit, compensation and corporate governance and nominating committees receives $2,500 per year, and each chairman of the committees receives $3,500 (except the chairman of the audit committee who receives $5,000), as compensation for serving on such committees, as well as an additional $1,000 for each committee meeting attended in person and $500 for each committee meeting attended by telephonic conference call, in each case if the committee meeting is held on a day other than a day on which the board itself is meeting.

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

Item 11. Executive Compensation

Summary Compensation

      The following table sets forth, with respect to our fiscal years ended March 31, 2006, 2005 and 2004, all compensation earned by our chief executive officer during our 2006 and 2005 fiscal years, and the five most highly compensated persons who were serving as executive officers at the end of our 2006 fiscal year or who would have been among the most highly compensated officers except for the fact that such person was not serving as an executive officer at the end of our 2006 fiscal year, in each case other than with respect to our chief executive officer.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position(s)	Fiscal Year	Salary	Bonus	Restricted Stock Award(1)		Securities Underlying Options
Francis J. Alfano(2)	2006	$350,000	$118,750	$32,400	(3)	64,000
Chief Executive Officer	2005	$215,800	$50,000			400,000
Steven Stringer(4)	2006	$308,750	$133,438	$23,895	(3)	47,200
President and Chief Operating Officer	2005	$112,500	$37,500	$114,800	(3)	215,000
Michael El-Hillow(5) Senior Vice President and Chief Financial Officer	2006	$72,500	$25,500	$162,750	(3)	250,000
John F. Kohler(6)	2006	$200,000	$58,000	$6,075	(3)	12,000
Senior Vice President and General Counsel	2005	$156,900	$25,000			75,000
Alan Schwartz(7)	2006	$250,000	$55,000	$12,150	(3)	24,000
Senior Vice President—Acquisitions	2005	$169,400	$25,000			150,000
Steven H. Rothman(8)	2006	$265,000	$19,875	$8,100	(3)	8,000
Executive Vice President	2005	$265,000
	2004	$265,000	$8,200

(1)	Represent restricted stock units.
(2)	Chief Executive Officer since May 21, 2004.
(3)	Value of restricted stock units at March 31, 2006 was as follows:
Name	Fiscal Year	Value at March 31, 2006
Francis J. Alfano	2006	$30,640
Steven Stringer	2006	$22,597
	2005	$153,200
Michael El-Hillow	2006	$134,050
John F. Kohler	2006	$5,745
Alan Schwartz	2006	$11,490
Steven H. Rothman	2006	$7,660

(4)	Chief Operating Officer since October 1, 2004 and President and Chief Operating Officer since June 10, 2005.
(5)	Senior Vice President and Chief Financial Officer since January 1, 2006.
(6)	Senior Vice President and General Counsel since May 21, 2004.
(7)	Senior Vice President and Chief Financial Officer from May 21, 2004 until January 1, 2006.
(8)	Chairman of the Board and Chief Financial Officer until May 21, 2004.

      Option Grants In Last Fiscal Year

      The following table sets forth, with respect to our fiscal year ended March 31, 2006, all grants of stock options to each named executive officer listed in the Summary Compensation Table contained in this Item 11.

Name	Number of Securities Underlying Option	Percent of Total Options Granted to Employee in Fiscal Year	Exercise Price	Expiration Date	Grant Date Value(1)
Francis J. Alfano	64,000	7%	$4.05	April 15, 2015	$184,960
Steven Stringer	47,200	5%	$4.05	April 15, 2015	$136,408
Michael El-Hillow	250,000	26%	$4.75	January 3, 2016	$825,000
John F. Kohler	12,000	1%	$4.05	April 15, 2015	$34,680
Alan Schwartz	24,000	2%	$4.05	April 15, 2015	$69,360
Steven H. Rothman	8,000	1%	$4.05	April 15, 2015	$23,120

(1)	Valuation done using the Black Scholes Option Pricing Model assuming a 4 year life expectancy, volatility of 115.4%, a risk free interest rate of 4.3% and no turnover.

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      The following table sets forth:

•	the total number of share acquired by named executive officers on the exercise of options during the year ended March 31, 2006 and the value realized upon such exercise,

•	the total number of unexercised options held, as of March 31, 2006, by each of the named executive officers, separately identified between those exercisable and those not exercisable, and

•	the aggregate value of in-the-money, unexercised options held, as of March 31, 2006, by each of the named executive officers, separately identified between those exercisable and those not exercisable.
			Number of Unexercised Options as of March 31, 2006		Value of Unexercised In-the-Money Options as of March 31, 2006(1)
Name	Shares acquired on exercise (#)	Value realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Francis J. Alfano			150,000	314,000	$252,000	$420,000
Steven Stringer			80,624	181,576	$77,399	$129,001
Michael El-Hillow			0	250,000	$0	$0
John F. Kohler			28,185	58,815	$47,351	$78,649
Alan Schwartz			56,250	117,750	$94,500	$157,500
Steven H. Rothman	2,741	$8,497	105,200	8,000	$211,941	$0

(1)	The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate market price of the shares underlying the options as of March 31, 2006 of $3.83 per share.

      Stock Plans

      We have adopted the following stock plans:

•	a 1993 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2006, 26,666 shares have been issued upon exercise of options and 125,834 shares are subject to outstanding options;

•	a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2006, 77,600 shares have been issued upon exercise of options and 51,600 shares are subject to outstanding options;

•	a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2006, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

•	a 2000 Long Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2006, 78,100 shares have been issued upon the exercise of options and 254,000 shares are subject to outstanding awards;

•	a 2002 Long Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2006, 15,000 shares have been issued upon the exercise of options and 67,500 shares are subject to outstanding awards; and

•	a 2004 Equity Incentive Plan, which provides for the award of an aggregate of 4,000,000 shares of our common stock, of which, as of March 31, 2006, 12,500 shares have been issued upon the exercise of options and 2,883,094 shares are subject to outstanding awards.

      The 1993 Stock Option Plan expired during the fiscal year ended March 31, 2006. The 1996 Stock Option Plan expired on April 1, 2006. Accordingly, we can no longer grant options under such plans.

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

      We entered into an employment agreement, dated October 1, 2004, with Steven Stringer (as amended, the “Stringer Employment Agreement”) to employ Mr. Stringer as our President and Chief Operating Officer. The Stringer Employment Agreement has an initial term of two (2) years (the “Initial Term”). On the second and each subsequent anniversary of the commencement of such agreement, the term of the agreement shall automatically be extended for an additional period of twelve (12) months; provided, however, that either party may elect not to extend the agreement by giving written notice to the other party at least twelve (12) months prior to any such anniversary date. As of October 1, 2005 neither party have given notice of non-renewal and the Stringer Employment Agreement was automatically extended until October 1, 2007. Mr. Stringer is paid a base salary of $335,000 per annum. In addition to the base salary payable to Mr. Stringer, he shall also be eligible to receive, as additional compensation, an annual bonus (the “Total Bonus”) equal to fifty percent (50%) of his base salary. The Total Bonus consists of two parts, an “EBITDA Bonus” in an amount equal to seventy-five percent (75%) of the Total Bonus, which is payable upon the achievement of our quarterly and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and a “Strategic Bonus” in an amount equal to twenty-five percent (25%) of the Total Bonus, which is payable annually upon the achievement of designated strategic objectives. In the event of a termination of Mr. Stringer's employment during the term of the agreement by us other than for “cause” or by Mr. Stringer for “good reason” or as a result of his death or permanent and total disability we shall provide him, among other things, a continuance of his then current base salary for a period equal to the greater of (i) one (1) year from the date of termination or (ii) the period ending on the last day of the Initial Term (the “Severance Period”). Additionally, in the event of termination for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and immediately exercisable and shall remain exercisable for the remainder of their term.

      Additionally, we entered into a severance agreement, dated December 12, 2005, with Michael El-Hillow (the “El-Hillow Severance Agreement”) and severance agreements, dated May 21, 2004, with Alan Schwartz (as amended the “Schwartz Severance Agreement”) and John Kohler (as amended the “Kohler Severance Agreement” and together with the El-Hillow Severance Agreement and the Schwartz Severance Agreement, the “Severance Agreements”) to employ Mr. El-Hillow as our Senior Vice President and Chief Financial Officer, Mr. Schwartz as our Senior Vice President—Acquisitions, and Mr. Kohler as our Senior Vice President and General Counsel. In the event of a termination of Mr. El-Hillow's, Mr. Schwartz's or Mr. Kohler's employment during the first four (4) years of his agreement by the Company other than for “cause” or by such executive for “good reason” or as a result of his death or permanent and total disability we shall provide such executive, among other things, a continuance of his then current base salary for a period equal to one (1) year. Mr. El-Hillow is paid a base salary of $290,000 per annum, Mr. Schwartz is paid a base salary of $250,000 per annum and Mr. Kohler is paid a base salary of $200,000. Additionally, in the event of termination of the executive for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and immediately exercisable and shall remain exercisable for the remainder of their term.

Securities Authorized for Issuance Under Equity Incentive Plans

      We have provided in the “Equity Compensation Plan Information” section of Item 5 of this Annual Report on Form 10-K/A certain information with respect to securities authorized for issuance under our equity incentive plans.

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

Compensation Committee Interlocks and Insider Participation

      No member of our compensation committee is or was an officer or employee of our company, nor had any relationship requiring disclosure under Item 13 of this Annual Report on Form 10-K/A. In addition, to our knowledge, none of our executive officers:

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

Cumulative total return assumes reinvestment of dividends.

	3/31/2001	3/31/2002	3/31/2003	3/31/2004	3/31/2005	3/31/2006
MTM Technologies, Inc.	100	121.78	51.56	128.89	396.46	340.46
Standard & Poors SmallCap	100	121.07	90.23	139.98	156.88	192.81
Peer Group	100	130.58	91.39	122.21	101.40	111.23

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

      In December 2004, based on a report from a firm of recognized compensation specialists, the Committee established ranges of base compensation for the Chief Executive Officer and senior executive management and for targeted bonuses. For the year ended March 31, 2006 the target bonuses required performance in two principal areas, achieving EBITDA growth and achieving strategic objectives linked to the company's acquisition and internal growth program, and individual performance. The Committee retains discretion in light of company performance and achievement of individual goals, and its own compensation objective to offer competitive compensation in a highly competitive market place, to determine overall and individual compensation and the funding of bonus payments. The average bonus payment for the year was approximately 75% of the target bonus amounts. The Committee continues to use recognized compensation specialists to assist with issues pertaining to compensation.

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

      Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Our “named executive officers,” in accordance with SEC rules, are those executive officers who are required to be listed in the Summary Compensation Table provided in Item 11 of this Annual Report on Form 10-K/A. Except as otherwise indicated in the notes to the Beneficial Ownership Table, we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and the address for each beneficial owner listed in the table, except where otherwise noted, is MTM Technologies, Inc., 1200 High Ridge Road, Stamford, Connecticut 06905.

	Series A Preferred Stock			Common Stock
Name of Shareholder	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Pequot Capital Management, Inc.(1)	14,894,960	(2)	74.38%	17,179,576	(3)	59.8%
Gerald A. Poch(4)	14,894,960	(5)	74.38%	17,189,576	(6)	59.8%
Constellation Group(7)	5,129,872	(8)	25.62%	6,052,949	(9)	34.4%
Clifford Rucker(10)	0		0.00%	2,355,000		20.4%
Mark Stellini	0		0.00%	599,840		5.2%
Howard A. Pavony	0		0.00%	895,656	(11)	7.7%
Steven H. Rothman	0		0.00%	895,303	(12)	7.7%
Arnold Wasserman	0		0.00%	130,750	(13)	1.1%
William Lerner	0		0.00%	99,750	(14)	0.9%
Alvin E. Nashman	0		0.00%	97,250	(15)	0.8%
Francis J. Alfano	0		0.00%	256,333	(16)	2.2%
Steven Stringer	0		0.00%	92,424	(17)	0.8%
Michael El-Hillow	0		0.00%	0	(18)	0.0%
John F. Kohler	0		0.00%	46,750	(19)	0.4%
Richard R. Heitzmann(20)	0	(21)	0.00%	0	(22)	0.0%
Thomas Wasserman(23)	0	(24)	0.00%	0	(25)	0.0%
All directors and executive officers as a group (11 persons)	14,894,960	(26)	74.38%	18,808,136	(27)	63.7%

(1)	According to a Schedule 13D/A filed with the SEC on December 16, 2005, Pequot Capital Management, Inc. is the investment advisor/manager for both the Pequot Fund and Pequot Partners and exercises sole investment discretion over the Pequot Fund and Pequot Partners. The address for Pequot Capital Management, Inc., as well as the Pequot Fund and Pequot Partners is 500 Nyala Farm Road, Westport, Connecticut 06880.

(2)	Represents (a) 2,853,555 shares of Series A-1 Preferred Stock owned of record by the Pequot Fund, (b) 402,259 shares of Series A-1 Preferred Stock owned of record by Pequot Partners, (c) 1,752,898 shares of Series A-2 Preferred Stock owned of record by the Pequot Fund, (d) 247,102 shares of Series A-2 Preferred Stock owned of record by Pequot Partners, (e) 1,685,479 shares of Series A-3 Preferred Stock owned of record by Pequot Fund, (f) 237,598 shares of Series A-3 Preferred Stock owned of record by Pequot Partners, (g) 4,470,490 shares of Series A-4 Preferred Stock owned of record by Pequot Fund, (h) 630,194 shares of Series A-4 Preferred Stock owned of record by Pequot Partners, (i) 2,292,252 shares of Series A-5 Preferred Stock owned of record by Pequot Fund, and (j) 323,133 shares of Series A-5 Preferred Stock owned of record by Pequot Partners. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008. Accrual of dividends on the Series A Preferred Stock commenced on May 21, 2006.

(3)	Represents (a) the maximum 14,884,960 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record by Pequot Fund and Pequot Partners, as discussed in note (2) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b) 2,002,350 shares of our common stock issuable upon exercise of warrants held of record by the Pequot Fund, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 282,266 shares of our common stock issuable upon exercise of warrants held of record by Pequot Partners, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Pequot Fund and Pequot Partners own of record are subject to anti-dilution

(footnotes continued on next page)

(footnotes continued from previous page)

adjustment. Does not include (x) any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for the period between May 21, 2006 and May 20, 2008 or (y) 335,242 warrants held by Pequot Fund or 47,258 warrants held by Pequot Partners and in each case acquired in connection with our Series A-5 Preferred Stock as such warrants are not exercisable until approved by our shareholders. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

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

(footnotes continued on next page)

(footnotes continued from previous page)

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

(10)	The address for Mr. Rucker is 5 Bridle Spur Road, Danvers, MA 01923.

(11)	Included 105,200 shares of our common stock issuable upon exercise of options granted to Mr. Pavony, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(12)	Includes 107,200 shares of our common stock issuable upon exercise of options granted to Mr. Rothman, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 6,000 shares of our common stock issuable upon exercise of options, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership table nor does it include 2,000 restricted share units which do not vest within the 60 days following the date of this Beneficial Ownership table, or 1,125 shares of our common stock held by Mr. Rothman's spouse.

(13)	Includes 108,000 shares of our common stock issuable upon exercise of options granted to Mr. Wasserman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(14)	Includes 88,000 shares of our common stock issuable upon exercise of options granted to Mr. Lerner, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(15)	Includes 85,500 shares of our common stock issuable upon exercise of options granted to Dr. Nashman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(16)	Includes 249,333 shares of our common stock issuable upon exercise of options granted to Mr. Alfano, which are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 214,667 shares of our common stock issuable upon exercise of options, which are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include 8,000 restricted stock units which do not vest within the 60 days following the date of this Beneficial Ownership Table.

(17)	Represents 92,424 shares of our common stock issuable upon exercise of options granted to Mr. Stringer, which are exercisable within 60 days following the date of this Beneficial Ownership Table. Does not include 169,776 shares of our common stock issuable upon

(footnotes continued on next page)

(footnotes continued from previous page)

exercise of options, which are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include 45,900 restricted stock units which do not vest within the 60 days following the date of the Beneficial Ownership Table.

(18)	Does not include 250,000 shares of our common stock issuable upon exercise of options, which are not exercisable within 60 days following the date of the Beneficial Ownership Table nor does it include 35,000 units which do not vest with 60 days following the date of the Benefit Ownership Table.

(19)	Represents 46,750 shares of our common stock issuable upon exercise of options granted to Mr. Kohler, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 40,250 shares of our common stock issuable upon exercise of options, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include the 1,500 restricted stock units which do not vest within the 60 days following the date of this Beneficial Ownership Table.

(20)	The address for Mr. Heitzmann is c/o Pequot Capital Management, Inc., 500 Nyala Farm Road, Westport, Connecticut 06880.

(21)	Does not include the shares of Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc. (see note (2) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President. Mr. Heitzmann does not have voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc.

(22)	Does not include the shares of our common stock beneficially owned by Pequot Capital Management, Inc. (see note (3) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President. Mr. Heitzmann does not have voting power nor investment power with respect to our common stock beneficially owned by Pequot Capital Management, Inc.

(23)	The address for Mr. Wasserman is c/o Bear Stearns Asset Management Inc., 383 Madison Avenue, New York, New York 10179.

(24)	Does not include the shares of our Series A Preferred Stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (8) to this Beneficial Ownership Table). Mr. Wasserman is a Vice President of Constellation Ventures. Mr. Wasserman does not have voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by Constellation Venture, Constellation Offshore, BSC or CVC.

(25)	Does not include the shares of our common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (9) to this Beneficial Ownership Table). Mr. Wasserman is a Vice President of Constellation Ventures. Mr. Wasserman does not have voting power nor investment power with respect to the common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC or CVC.

(26)	Includes those Series A Preferred Stock beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

(27)	Includes those common shares beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

Restated Shareholders' Agreement

      We entered into a Shareholders' Agreement with the Pequot Fund, Pequot Partners, Howard A. Pavony and Steven H. Rothman on May 21, 2004, as a condition to the consummation of our sale to the Pequot Fund and Pequot Partners of our Series A-1 Preferred Stock. On December 10, 2004, simultaneously with, and as a condition to, the closing of the transactions contemplated by the December 10, 2004 Purchase Agreement with Pequot and Constellation providing for the issuance and sale of our Series A-4 with A-5 Preferred Stock, we amended and restated the

Shareholders' Agreement to set forth certain new restrictions and obligations for us and for Mr. Pavony and Mr. Rothman. Additionally, on December 21, 2004, we further amended the Shareholders' Agreement in connection with the resignation of Mr. Pavony from the Board of Directors, which resignation was effective March 31, 2005.

      On August 1, 2005 we entered into an Amended and Restated Shareholders' Agreement (the “Restated Shareholders Agreement”) with Pequot, Constellation, Howard A. Pavony and Steven H. Rothman. The Restated Shareholders' Agreement reflected an extension of the lock-up period with respect to the shares owned by Mr. Pavony entered into in connection with the termination of his employment with us. Mr. Pavony's agreed that (i) prior to May 21, 2006, he would not transfer any securities of the Company owned by him and (ii) from May 21, 2006 to January 1, 2007, he would not transfer more than 42.5%, in the aggregate, of such securities. After January 1, 2007, Mr. Pavony may, subject to certain other rights of the company, Pequot and Constellation, sell his shares free of the foregoing limitations.

      The Restated Shareholders Agreement provides that parties agree to vote, or cause to be voted, all securities of the Company owned by such party or over which such party has voting control so that the number of directors will consist of: (i) the company's chief executive officer (“CEO”); (ii) two directors designated by Pequot Capital Management, Inc., or its assignee; (iii) one director designated by Constellation or its assignee; (iv) Mr. Rothman; (v) three “independent” directors, within the meaning of “independent” under the current rules of Nasdaq, selected by the Company's nominating and corporate governance committee; and (vi) two additional independent directors to be selected by the CEO and reasonably acceptable to the Company's nominating and corporate governance committee. Under certain circumstances where Pequot holds less than 25% of the securities Pequot purchased pursuant to the Purchase Agreement, the right to designate two directors in (ii) above will be reduced to one director and the above voting provisions will be adjusted in the manner described in the Restated Shareholders' Agreement. On July 7, 2006, in connection with the termination of his employment with the Company, Mr. Rothman waived the obligation that the Investors vote in favor of his appointment as a Director and agreed that he would not stand for reelection to the Board of Directors at the Company's 2006 Annual Meeting of Shareholders.

      The obligation of the parties under the Restated Shareholders' Agreement will expire upon the earliest to occur of (i) the completion of any voluntary or involuntary liquidation or dissolution of the Company, (ii) the sale of all or substantially all of the Company's assets or of a majority of the outstanding equity of the Company to any person that is not a party to the Restated Shareholders' Agreement, or (iii) December 10, 2009. Messrs. Rothman and Pavony's obligation to vote for (i) two directors designated by Pequot Capital Management, Inc., and (ii) one director designated by Constellation or its assignee, shall terminate if (a) Pequot or their assignees own less than 10% of the outstanding Series A Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to Pequot, (b) Constellation or its assignees own less than 10% of the Series A-3 Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to Constellation, or (c) any other shareholders that are introduced to the company by Pequot own less than 10% of the shares acquired by such shareholders from the company in a transaction not including a public offering or (ii) if Messrs. Pavony and Rothman individually own less than less than 10% of the number of shares of common stock owned by such person on December 10, 2004.

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

	2006	2005
Audit fees(1)	$300,000	$200,000
Audit-related fees(2)	—	6,500
Tax fees(3)	—	6,750
All other fees(4)	68,200	44,990

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.
(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.
(4)	The services provided by our accountants within this category consisted of advice and other services relating to our transaction with the Pequot entities and other matters.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules.

Exhibits

      Set forth below is a list of the exhibits to this Annual Report on Form 10-K/A.

Exhibit Number		Description
2.1	—	Merger Agreement, dated August 16, 2005, among NEXL, Inc., a Massachusetts corporation, MTM Technologies (Massachusetts), LLC, a Delaware limited liability company, MTM Technologies, Inc., a New York corporation and the sole shareholder of Merger Subsidiary, and Clifford L. Rucker*
2.2	—	Asset Purchase Agreement, dated September 17, 2004 by and among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc.*
2.3	—	Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc.*
2.4	—	Stock Purchase Agreement, dated January 27, 2005, by and among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc.*
3.1	—	Restated Certificate of Incorporation*
3.2	—	Amended and Restated By-Laws*
4.1	—	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*
4.2	—	Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*
4.3	—	Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*
4.4	—	Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*
4.5	—	Amended and Restated Shareholders' Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*
4.6	—	Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*
4.7	—	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated December 10, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*

4.8	—	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP*
4.9	—	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*
4.10	—	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P.*
4.11	—	Warrant Certificate, Evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*
4.12	—	Form of Series A-3 Warrant Certificate*
4.13	—	Form of Series A-4 Warrant Certificate*
4.14	—	Form of Series A-5 Warrant Certificate*
4.15	—	Warrant Certificate issued to National Electrical Benefit Fund*
4.16	—	Columbia Voting Agreement*
4.17	—	Series A-5 Voting Agreement*
10.1	—	Financing Agreement among the CIT Group/Business Credit, Inc., the Lenders that are parties thereto, MTM Technologies, Inc., and its subsidiaries that are parties thereto, dated as of June 8, 2005*
10.2	—	Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc. MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005*
10.3	—	Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender*
10.4	—	MTM Technologies, Inc. 2004 Equity Incentive Plan*
10.5	—	Micros-to-Mainframes, Inc. 2002 Long-Term Incentive Plan*
10.6	—	Micros-to-Mainframes, Inc. 2000 Long-Term Incentive Plan*
10.7	—	Micros-to-Mainframes, Inc. 1998 Stock Option Plan*
10.8	—	Micros-to-Mainframes, Inc. 1996 Stock Option Plan*
10.9	—	Micros-to-Mainframes, Inc. Revised 1993 Employee Stock Option Plan*
10.10	—	MTM Technologies, Inc. Associates Stock Purchase Plan*
10.11	—	Employment Agreement, dated June 28, 2006, between MTM Technologies, Inc. and Francis J. Alfano*
10.12	—	Waiver Letter, dated June 26, 2006, between MTM Technologies, Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund
10.13	—	Employment Agreement, dated October 1, 2004 by and between MTM Technologies, Inc. and Steven Stringer*
10.14	—	Amendment No. 1 to Steve Stringer's Employment Agreement*
10.15	—	Severance Letter, dated December 12, 2005, between MTM Technologies, Inc. and Michael El-Hillow*
10.16	—	Waiver Letter dated December 9, 2005, by Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC*
10.17	—	Lease Agreement, dated August 15, 2005, between 1200 High Ridge Company, LLC and MTM Technologies, Inc. *
10.18	—	Form of Employee Stock Option Agreement*
10.19	—	Form of Executive Stock Option Agreement
10.20	—	Form of Employee Restricted Stock Unit Agreement

10.21	—	Form of Executive Restricted Stock Option Agreement
10.22	—	Consulting Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman*
10.23	—	Letter Agreement, dated July 7, 2007 between MTM Technologies, Inc. and Steven Rothman*
14.1	—	Code of ethics*
21.1	—	Subsidiaries of MTM Technologies, Inc.
23.1	—	Consent from Goldstein Golub Kessler LLP
23.2	—	Consent of UHY LLP
31.1	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano
31.2	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Michael El-Hillow
32.1	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano
32.2	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael El-Hillow

* Incorporated by Reference. See Exhibit Index.

Financial Statements and Schedules

      We have provided in Item 8 to this Annual Report on Form 10K/A a complete list of the financial statements being filed with this Form 10K/A. There are no financial statement schedules applicable to this Form 10K/A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MTM TECHNOLOGIES, INC.

      We have audited the accompanying consolidated balance sheets of MTM Technologies, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 6, 2006

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
		(As restated– See Note 1)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$18,154	$4,010
Restricted cash		1,000
Accounts receivable—trade, net of allowance of $977 and $741, respectively	48,930	34,180
Inventories	3,762	3,408
Prepaid expenses and other current assets	4,740	2,360

Total current assets	75,586	44,958
Property and equipment, net	15,942	5,218
Goodwill	67,134	34,190
Identified intangible assets, net of amortization	6,574	6,471
Other assets	1,017	332

Total assets	$166,253	$91,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Secured revolving credit facilities	$14,916	$13,614
Inventory financing agreements	5,641	2,930
Current portion of promissory notes	667	366
Accounts payable and accrued expenses	37,727	21,370
Convertible subordinated promissory notes		13,321
Deferred revenue	5,370	4,522
Current portion of capital lease obligations	561	185

Total current liabilities	64,882	56,308

Secured promissory note	22,947
Warrants and future rights liability		6,335
Non-current portion of promissory notes		667
Non-current portion of capital lease obligation	1,011	281
Other long-term liabilities	695

Total liabilities	89,535	63,591

Shareholders' equity:
Series A preferred stock, $.001 par value; 31,000,000 and 14,000,000 shares authorized; 20,024,832 and 9,101,968 shares issued and outstanding respectively	49,883	16,997
Common stock, $.001 par value; authorized 80,000,000 shares; issued and outstanding 11,490,537 and 7,376,239 shares, respectively	12	8
Additional paid-in capital	54,121	29,397
Accumulated deficit	(27,298)	(18,824)

Total shareholders' equity	76,718	27,578

Total liabilities and shareholders' equity	$166,253	$91,169

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2006	2005	2004
		(As restated– See Note 1)
	(In thousands, except per share data)
Net revenues:
Products	$175,851	$73,161	$38,976
Services	60,868	28,033	13,288

Total net revenue	236,719	101,194	52,264

Costs and expenses:
Cost of products sold	150,783	64,246	37,757
Cost of services provided	36,580	18,160	12,103
Selling, general and administrative	52,164	22,708	10,025

Total costs and expenses	239,527	105,114	59,885

Loss from operations	(2,808)	(3,920)	(7,621)
Interest expense, net of interest income	(5,425)	(4,686)	(488)

Loss before income tax provision	(8,233)	(8,606)	(8,109)
Provision for income taxes	241	13	—

Net loss	$(8,474)	$(8,619)	$(8,109)

Net loss per common share:
Basic and Diluted	$(0.99)	$(1.51)	$(1.72)

Weighted average number of common shares outstanding:
Basic and Diluted	8,542	5,714	4,723

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)
Balance at March 31, 2003			4,723	$5	$15,333	$(2,096)	$13,242
Issuance of stock options					31		31
Net loss						(8,109)	(8,109)

Balance at March 31, 2004			4,723	5	15,364	(10,205)	5,164
Issuance of preferred stock	9,102	$16,997			6,776		23,773
Exercise of stock options			59		87		87
Issuance of common stock in connection with acquisitions			2,567	3	7,115		7,118
Stock-based compensation					10		10
Issuance of common stock for consulting services			27		45		45
Net loss						(8,619)	(8,619)

Balance at March 31, 2005 (As restated-See Note 1)	9,102	16,997	7,376	8	29,397	(18,824)	27,578
Issuance of preferred stock	5,847	16,387			2,182		18,569
Series A notes converted to preferred stock	5,076	16,499					16,499
Warrant and future rights liability converted to equity					5,043		5,043
Warrants issued with secured promissory note					2,240		2,240
Exercise of stock options			121		183		183
Issuance of common stock in connection with acquisitions			3,958	4	14,843		14,847
Stock-based compensation					139		139
Issuance of common stock to Board			36		94		94
Net loss						(8,474)	(8,474)

Balance at March 31, 2006	20,025	$49,883	11,491	$12	$54,121	$(27,298)	$76,718

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2006	2005	2004
	(As restated– See Note 1)
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

Cash flows from investing activities:
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

      The Company is a leading national provider of sophisticated information technology solutions services including information technology networking, communications, software applications and data center services, including secure access, voice over internet protocol, storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to support its clients' mission-critical business processes. The Company's clients consist of divisions of Global 2000 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational institutions. The Company serves clients in most major metropolitan markets in the United States.

      The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the suppliers, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company's two largest suppliers accounted for 16% and 15% of all product sales for the year ended March 31, 2006. The sales of products from the Company's four largest suppliers accounted for 27%, 14%, 13% and 12% of all product sales for the year ended March 31, 2005. The sales from the Company's two largest suppliers accounted for 40% and 23% of all product sales for the year ended March 31, 2004. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at an amount to allow for profitable resale at a competitive market price.

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

      At March 31, 2005, the Company had restricted $1.0 million cash in a blocked account for the benefit of a lender. The restricted cash was released in June 2005 and as of March 31, 2006 no restricted cash exists.

Accounts Receivable

      Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. The Company estimates doubtful accounts based on historical bad debts, factors related to specific clients' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets

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

Per Share Data

      Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 26.9 million, 23.0 million and 0.9 million common shares as of March 31, 2006, 2005 and 2004, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the years then ended since the effect of such securities would be anti-dilutive.

Accounting for Stock-Based Compensation

      The Company maintains several stock equity incentive plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants, and non-employee directors. The Company has elected, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure,” to apply the current accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS 123. If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date, as prescribed by SFAS 123, the Company's net loss and loss per common share for the years ended March 31, 2006, 2005 and 2004 would have been the pro forma amounts indicated below:

	Years Ended March 31,
(in thousands, except per share data)	2006	2005	2004
		(as restated– See Note 1)
Net loss—as reported	$(8,474)	$(8,619)	$(8,109)
Deduct: Total stock-based compensation expense using the fair value method for all awards	(2,944)	(1,564)	(176)

Net loss—pro forma	(11,418)	(10,183)	(8,285)

Basic and diluted net loss per common share—as reported	$(.99)	$(1.51)	$(1.72)

Basic and diluted net loss per common share—pro forma	$(1.34)	$(1.78)	$(1.75)

      Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of the statement. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model (“Black-Scholes”) with the following weighted-average assumptions for the years ended March 31, 2006, 2005, and 2004: risk-free interest rate of 5.0%, 4.1%, and 3%–4%, respectively: no dividend yield; a volatility factor of the expected market price of the Company's common stock of 100%, 113% and 100%, respectively; and an expected life of 4.0 years.

      Black-Scholes was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. In addition, Black-Scholes requires the input of highly subjective assumptions including the expected stock price volatility. In management's opinion, the Company's employee stock options have characteristics significantly different from those of publicly traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Income Taxes

      Deferred income taxes are provided, using the asset and liability method, for temporary differences between financial and tax reporting purposes which arise principally from the deduction

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to adopt the provisions of SFAS 123R in the quarter ending June 30, 2006. The adoption of SFAS 123R will reduce the Company's future net earnings. Management continues to evaluate the impacts of SFAS 123R and related interpretations to quantify the expected financial impacts.

      In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2007, which begins April 1, 2006, is not expected to have a significant impact on the Company's consolidated balance sheet or statement of operations.

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

	Year Ended March 31, 2005
(in thousands, except per share data)	As Reported	As Restated
Consolidated Statement of Operations:
Selling, general and administrative expenses	$21,770	$22,708
Total costs and expenses	104,176	105,114
Loss from operations	(2,982)	(3,920)
Loss before income tax provision	(7,668)	(8,606)
Net loss	(7,681)	(8,619)
Net loss per common share (basic and diluted)	$(1.34)	$(1.51)

	Year Ended March 31, 2005
	As Reported	As Restated
Consolidated Statement of Cash Flows:
Net loss	$(7,681)	$(8,619)
Net cash used in operating activities	(11,478)	(12,416)
Acquisitions of businesses, net of cash acquired	(28,795)	(27,857)
Net cash used in investing activities	$(31,419)	$(30,481)

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2005
	As Reported	As Restated
Consolidated Balance sheet:
Goodwill	$36,235	$34,190
Total assets	93,214	91,169
Accounts payable and accrued expenses	22,477	21,370
Total current liabilities	57,415	56,308	(1)
Total liabilities	64,698	63,591
Accumulated deficit	(17,886)	(18,824)
Total shareholders' equity	28,516	27,578
Total liabilities and shareholders' equity	$93,214	$91,169

(1)	The company reclassified $6,335 of warrants and future rights liabilities to long-term liabilities to reflect that such amounts were converting to equity.

      For a discussion of the individual restatement adjustments see Note 12 to our consolidated financial statements.

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

      The Company's outstanding debt under its secured revolving credit facilities was approximately $14.9 million as of March 31, 2006 and $13.6 million at March 31, 2005, respectively. The amount

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding under the Company's inventory financing agreements was approximately $5.6 million as of March 31, 2006 and $2.9 million at March 31, 2005, respectively.

Note 3. Shareholders' Equity

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

Stock Options

      The 1993 Employee Stock Option Plan (the “1993 Plan”) was adopted by the Company in May 1993; the 1996 Stock Option Plan (the “1996 Plan”) was approved by the shareholders of the Company on August 20, 1996; and the 1998 Stock Option Plan (the “1998 Plan”) was approved by the shareholders of the Company on October 16, 1998. The 2000 Long-Term Performance Plan (the “2000 Plan”) was adopted by the Company in September 2000. The 2002 Long-Term Performance Plan (the “2002 Plan”) was approved by the shareholders of the Company on November 8, 2002. The 2004 Equity Incentive Plan (the “2004 Plan”) was approved by the shareholders of the Company on May 21, 2004 and amendments to the 2004 Plan was approved by the shareholders of the Company on November 19, 2004 and November 9, 2005.

      The plans provide for granting of options, including incentive stock options, nonqualified stock options and stock appreciation rights to qualified employees, outside directors, independent contractors, consultants and other individuals, to purchase up to an aggregate of 250,000, 350,000, 250,000, 350,000, 250,000 and 4,000,000 shares of the Company's common stock under the 1993 Plan, the 1996 Plan, the 1998 Plan, the 2000 Plan, the 2002 Plan and the 2004 Plan, respectively. The exercise price of options generally may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options may not be exercised more than 10 years after the date of grant. Options granted under the plans become exercisable in accordance with different vesting schedules determined at the time of grant. Currently, the Company has no stock appreciation rights outstanding.

      A summary of the status of the Company's options as of March 31, 2006, 2005 and 2004, and changes during the years then ended, is presented below (in thousands):

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

      The 2004 Plan allows for the issuance of restricted stock units which typically vest over four years. For the years ended March 31, 2006 and 2005, the Company granted 410,000 and 58,000 restricted stock units. For the years ended March 31, 2006 and 2005, the value of these restricted stock units was $200,000 and $15,000 and was charged to operations. At March 31, 2006 and 2005, the Company had 419,500 and 58,000 restricted stock units outstanding, respectively.

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of March 31, 2006 are as follows (in thousands):

	Total	Operating	Capital
Year Ending March 31,
2007	$3,877	$3,213	$664
2008	3,598	2,997	601
2009	3,082	2,710	372
2010	2,571	2,457	114
2011	1,821	1,815	6
Thereafter	4,719	4,719	0

	$19,668	$17,911	$1,757

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Allowance for Doubtful Accounts

      Information relating to the allowance for doubtful accounts is as follows:

	Beginning of Year	Additions(a)		Deductions(b)	End of Year
Year ended March 31,
2004	$873	$		$640	$233
2005	233		615	107	741
2006	$741		$788	$552	$977

(a)	Includes bad debt provisions and allowance assumed through acquisitions.

(b)	Includes write-offs for uncollectible accounts receivables and net changes to allowance estimates.

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

      On September 17, 2004, the Company acquired the assets and business operations of Network Catalyst Inc. (“Network Catalyst”). Network Catalyst provided advanced technology solutions in the VOIP (Voice Over Internet Protocol), infrastructure and security fields to clients located throughout the Southern California region. Network Catalyst was acquired to improve the geographical presence and deepen the technical capabilities of the Company. The results of operations are included in the Company's financials results beginning September 18, 2004. The purchase price of the Network Catalyst acquisition was initially recorded as $4.8 million and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash in the amount of $4.0 million, 500,000 shares (at $1.60 per share, or $0.8 million total) of the Company's common stock, plus transaction costs of $0.3 million. As part of the

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price, the Company agreed to pay to the former shareholders of Network Catalyst additional cash amounts as well as transfer to the former shareholders of Network Catalyst additional shares of common stock on the achievement of certain financial targets. More particularly, in the event that as of the end of any fiscal quarter, the earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the acquired business during the period beginning October 1, 2004 and ending on September 30, 2005 (the “Network Catalyst Earnout Period”) equals or exceeds $2.0 million then the Company was required to (x) pay to the former shareholders of Network Catalyst $1.0 million in cash, and (y) issue to the former shareholders of Network Catalyst that number of shares of common stock determined by dividing $0.2 million by the greater of (A) the average trading price of the common stock for the 20 business days ending immediately preceding the end of the Network Catalyst Earnout Period and (B) $2.15. The certain financial targets were achieved and in July 2005 the Company paid $1.0 million in cash and 67,416 shares of common stock. Related to this earnout achievement, the Company adjusted goodwill by $1.2 million.

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

      On December 10, 2004, the Company acquired the assets and business operations of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, “Vector”). Vector provided advanced technology solutions in application delivery and deployment, network infrastructure, messaging and collaboration, remote office connectivity and workforce mobility products and services. Vector was acquired to improve the geographical presence and deepen the technical capabilities of the Company. The results of operations are included in the Company's financial results beginning December 1, 2004. The purchase price of the Vector acquisition was initially recorded as $19.8 million and was allocated to the specific assets acquired and liabilities assumed. The purchase price was paid in the form of cash in the amount of $16.8 million, promissory notes in the amount of $0.7 million, and 433,840 shares (at $5.22 per share or $2.3 million total) of the Company's common stock, plus transaction costs of $0.7 million. As part of the Vector purchase price, the Company agreed to issue to Vector Global Services, Inc. (the “Vector Shareholder”) additional shares of common stock on the achievement of certain financial targets. More particularly, if the EBITDA attributable to the acquired business during the period beginning on January 1, 2005 and ending on the date one year thereafter (the “Vector Earnout Period”) equals or exceeds $3.0 million, then, as additional consideration the Company would issue to the Vector Shareholder the number of shares of common stock determined by (x) dividing $3.0 million by the greater of (A) the weighted average trading price of the Company's common stock for the 10 business days immediately preceding the end of the Vector Earnout Period and (B) $2.75 and (y) multiplying such amount by a fraction, the numerator of which shall equal the EBITDA of the acquired business for the year ending on the last day of the Vector Earnout Period and the denominator of which shall equal $3.5 million (the “Vector Earnout Consideration”); provided, however, that the value of the Vector Earnout Consideration was subject to certain contractual limitations. The certain financial targets were achieved and in the fourth quarter of fiscal year 2006 the Company

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued 731,587 shares to the Vector Shareholders. Related to these earnout achievements, the Company adjusted goodwill by $3.6 million.

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

      On March 11, 2005, the Company acquired all of the stock of Info Systems, Inc. (“Info Systems). Info Systems conducted an information technology business and certain management and consulting businesses consisting of providing connectivity (network infrastructure), server architecture (applications, directory and computing infrastructure), convergence (legacy and VOIP, security (assessment, policy design) and storage (SAN, data migration) solutions, as well as telecommunications and structured cabling services, outsourced information technology (IT), staff augmentation and remote network monitoring, management and support services through its Network Operations Center. Info Systems was acquired to improve the geographical presence and deepen the technical capabilities of the Company. The results of operations are included in the company's financial results beginning March 1, 2005. The aggregate purchase price for the stock of Info Systems initially was recorded as $11.1 million, and consisted of $8.3 million in cash, an aggregate of 868,150 shares (at $3.25 per share or $2.8 million total) of the Company's common stock, plus transaction costs of $0.4 million. The Earnout Consideration was as follows: if the EBITDA attributable to the Business during the six months following March 11, 2005 (the “Earnout Period”) equals or exceeds $0.6 million, then the Company at its option, either (i) pays $0.5 million in cash to the shareholders of Info Systems, or (ii) issues to the shareholders of Info Systems, the number of shares of the Company's common stock determined by dividing $0.5 million by the greater of (A) the average NASDAQ closing price of the common stock for the 10 business days ending immediately prior to the end of the Earnout Period and (B) $2.75 (the amounts payable to the shareholders of Info Systems pursuant to this paragraph, the “Initial Earnout Consideration”). For each $1.00 of the EBITDA attributable to the acquired business during the Earnout Period in excess of $0.6 million, the Company shall, at its option, either (i) pay to the shareholders of Info Systems cash in an amount equal to 30% of such excess, or, (ii) issue to the shareholders of Info Systems the number of shares of common stock determined by dividing 30% of such excess by the greater of (x) the average NASDAQ closing price of common stock for the 10 business days ending immediately prior to the end of the Earnout Period and (y) $2.75, (the amounts payable to the shareholders of Info Systems pursuant to Section 3.2(b) of the stock purchase agreement), the “Additional Earnout Consideration” and together with the Initial Earnout Consideration, the “Earnout Consideration”); provided, however, that in no event shall the value of the Additional Earnout Consideration exceed $0.2 million. The EBITDA target was achieved and in the fourth quarter of fiscal year 2006 the Company paid $0.3 million in cash and 124,109 shares of common stock. Related to this earnout achievement, the Company adjusted goodwill by $1.7 million.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

      On December 1, 2005, the Company acquired all of the outstanding stock of Nexl, Inc. (“Nexl”), a Massachusetts corporation. Nexl provided complete infrastructure computing in the areas of enterprise computing and storage, networking and security and managed services. Nexl's practice and service areas included enterprise storage, network infrastructure, security, IP telephony, and managed services. The results of operations are included in the Company's financial results beginning December 1, 2005. The aggregate purchase price for the Nexl acquisition was $24.0 million consisting of $13.3 million in cash and 2,999,998 shares (at $3.58 per share or $10.7 million) of MTM stock, plus transaction costs of approximately $1.0. Goodwill related to the purchase was recorded at approximately $25 million, including expected costs related to employee severance, facilities consolidation and asset valuations. As part of the consideration paid, the shareholders of Nexl may receive an additional payout of $1.0 million in cash and $1.0 in common shares, not to exceed 250,000 shares upon the achievement of certain EBITDA targets for the twelve months ending December 31, 2006. The Company plans to exit or consolidate certain Nexl facilities and to reduce employees accordingly, and finalize the determination of the fair value of assets and liabilities.

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance at March 31, 2005	34,190
Purchase of Nexl	24,759
Earn out payments
Network Catalyst	1,197
Vector	3,608
Infosys	1,692
Other	1,688

Balance at March 31, 2006	67,134

Unaudited Pro Forma Summary

      The following pro forma consolidated amounts give effect to the Company's Network Catalyst, Vector, Info Systems and Nexl, Inc. acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired net assets for the years ended March 31, 2006 and 2005.

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
		(as restated– See Note 1)
Net revenues:
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

(footnotes on next page)

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(footnotes from previous page)

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

	3,658

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The funds raised from the sales of Series A Convertible Preferred Stock were used to fund the cash portion of the purchase price for the Company's various acquisitions as follows:

•	DataVox Technologies, Inc.—July 2004,

•	Network Catalyst, Inc.—September 2004,

•	Vector ESP, Inc./Vector ESP Management, Inc.—December 2004,

•	Info Systems, Inc.—March 2005,

•	Nexl, Inc.—December 2005

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

      The Company originally assigned a value of $6.8 million to the beneficial conversion feature of the Series A-4 Notes and the common stock warrants issued in connection therewith (the “Series A-4 Warrants”), and the Investors' option to acquire additional Series A-4 Notes and Series A-4 Warrants and to acquire Series A-5 Notes based on the relative fair values using the Black Scholes Model at the date of issuance and recorded this value as a discount to the Series A-4 Notes when issued. This discount was accreted to interest expense over the term of the applicable Series A-4 Notes. During the years ended March 31, 2006 and 2005 the discount accreted to interest expense amounted to approximately $2.9 and $3.9 million, respectively.

      In connection with the various issuances of Series A Preferred Stock and the related warrants, the Company allocated and recorded $16.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $2.6 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing the Black Scholes Model.

      In accordance with Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock,” the Company had initially accounted for the fair value of the Series A-4 Warrants issued in December 2004 and March 2005 and the Investors option to acquire additional Series A-4 Notes and Series A-4 Warrants and to acquire Series A-5 Notes as a liability since the Company was required to file a Registration Statement with the Securities and Exchange Commission for the resale by the Investors of the underlying common stock and to use reasonable best efforts to have such Registration Statement become effective or, in certain circumstances, pay cash liquidated damages. Such process was completed in December 2005 and the Company has reclassified the remaining amount of the fair value to shareholders' equity. The fair value was calculated utilizing the Black Scholes Model.

      Prior to the reclassification, there was a change in the market value of the Company's common stock, and therefore, the Company recorded a decrease in the carrying value of the liability for the year ended March 31, 2006 of $1.3 million which is included as a reduction in selling, general and administrative expenses.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt

      On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund, as Lender (the “Lender”), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company's Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”). The Company used a portion of the funds to finance the acquisition of Nexl, Inc. on December 1, 2005 (See Note 9—Acquisitions) and expects to use the remainder of the proceeds from this loan to finance the continued execution of its acquisition strategy and to support its organic growth initiatives.

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

      The Company's outstanding debt under the Note including accrued interest was approximately $23.8 million as of March 31, 2006.

      The components of debt as of March 31 are as follows (in thousands):

	2006	2005
Secured revolving credit facilities	$14,916	$13,614
Secured promissory note	22,947
Convertible subordinated promissory notes		13,321
Inventory financing agreements	5,641	2,930
Promissory notes	667	1,033
Capital lease obligation	1,572	466

Total	$45,743	$31,364

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The Company's future debt maturities at March 31, 2006 are summarized below (in thousands):

Year ended
2007	$21,785
2008	557
2009	353
2010	23,043
2011	5

Total minimum debt payments	$45,743
Less current maturities	(21,785)

Total long-term debt	$23,958

Note 11. Segment Information

      The Company currently operates only within the United States. Substantially, all of the Company's revenue generating operations have similar economic characteristics, including the nature of the products and services sold, the type and class of clients for products and services, the methods used to deliver products and services and regulatory environments.

Note 12. Quarterly Results of Operations (Unaudited)

      The following is a summary of the quarterly results of operations for the fiscal years ended March 31, 2006, 2005, and 2004.

	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006
	(In thousands, except per share data)
Fiscal 2006
Net revenue	$49,560	$47,039	$69,002	$71,118
Cost of products sold	30,006	27,371	47,043	46,363
Cost of services provided	8,692	8,734	8,730	10,424
Net loss
As reported	(4,482)	(78)	(330)	(2,056)
As restated	(5,065)	(833)	(520)	(2,056)
Net loss per common share (basic and diluted):
As reported	$(0.61)	$(0.01)	$(0.04)	$(0.19)
As restated	$(0.68)	$(0.11)	$(0.06)	$(0.19)

	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005
Fiscal 2005
Net revenue	$15,233	$18,722	$29,692	$37,547
Cost of products sold	11,417	12,405	18,696	21,728
Cost of services provided	2,355	3,634	4,973	7,198
Net loss
As reported	(2,505)	(835)	(775)	(3,565)
As restated	(2,505)	(937)	(806)	(4,370)
Net loss per common share (basic and diluted):
As reported	$(0.53)	$(0.16)	$(0.13)	$(0.53)
As restated	$(0.53)	$(0.17)	$(0.13)	$(0.65)

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004
Fiscal 2004
Net revenue	$13,638	$15,526	$14,744	$8,356
Cost of products sold	8,039	11,021	10,005	8,692
Cost of services provided	3,051	2,450	3,460	3,142
Net income (loss)	37	(668)	(1,446)	(6,032)
Net income (loss) per common share (basic and diluted):	$0.01	$(0.14)	$(0.31)	$(1.28)

      The Company has restated the quarterly periods ended September 30 and December 31, 2004, and March 31, June 30, September 30, and December 31, 2005. As disclosed in prior SEC filings, the Company considered all transition related compensation expense for acquired company employees planned to be separated after acquisition to be additional acquisition cost and accordingly an increase in goodwill. The Company has adjusted its reported results to reflect only the expense specifically identified as severance for acquired company terminated employees as additional acquisition cost and reclassified the remaining related conpensation costs to operating expense.

      The following tables set forth the effect of the restatement on the affected line items within the Company's previously reported consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the dates and periods indicated in the years ended March 31, 2006 and 2005.

	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands)
Fiscal 2006
Consolidated Balance Sheets:
Inventories					$2,305	$2,605
Property and equipment, net					10,821	11,121
Goodwill	$37,628	$35,471	$39,377	$36,401	68,721	65,145
Total assets	96,975	94,818	97,042	94,066	172,118	169,142
Accounts payable and accrued expenses	25,416	24,780	22,544	21,844	45,547	45,037
Total current liabilities	45,617	44,981	42,093	41,393	71,229	70,719
Total liabilities	51,226	50,590	47,417	46,717	94,337	93,827
Accumulated deficit	(22,368)	(23,889)	(22,446)	(24,722)	(22,776)	(25,242)
Total shareholders' equity	45,749	44,228	49,625	47,349	77,781	75,315
Total liabilities and shareholders' equity	$96,975	$94,818	$97,042	$94,066	$172,118	$169,142

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share data)
Fiscal 2006
Consolidated Statement of Operations:
Selling, general and administrative expenses	$11,908	$12,491	$10,735	$11,490	$12,749	$12,939
Total costs and expenses	50,606	51,189	46,840	47,595	68,522	68,712
(Loss) income from operations	(1,046)	(1,629)	199	(556)	480	290
Loss before income tax provision	(4,482)	(5,065)	(78)	(833)	(151)	(341)
Net loss	(4,482)	(5,065)	(78)	(833)	(330)	(520)
Net loss per common share (basic and diluted)	$(0.61)	$(0.68)	$(0.01)	$(0.11)	$(0.04)	$(0.06)

	Three Months Ended June 30, 2005		Six Months Ended September 30, 2005		Nine Months Ended December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands)
Fiscal 2006
Consolidated Statements of Cash Flows:
Net loss	$(4,482)	$(5,065)	$(4,560)	$(5,898)	$(4,890)	$(6,418)
Increase (decrease) in accounts payable and accrued expenses	1,833	2,304	(638)	(231)	2,234	2,831
Net cash used in operating activities	(1,580)	(1,692)	(3,607)	(4,538)	(11,377)	(12,308)
Adjustment to purchase price related to acquisition of businesses	(159)	(47)	(1,602)	(671)	(2,217)	(1,286)
Net cash provided by (used in) investing activities	$99	$211	$(2,979)	$(2,048)	$(19,500)	$(18,569)
Supplemental disclosure of non-cash investing activities:
Non-cash adjustments to goodwill					$—	$(600)

	September 30, 2004		December 31, 2004		March 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands)
Fiscal 2005
Consolidated Balance Sheets:
Goodwill	$10,597	$10,495	$30,864	$30,731	$36,235	$34,190
Total assets	40,606	40,504	76,903	76,770	93,214	91,169
Accounts payable and accrued expenses	12,782	12,782	17,053	17,053	22,477	21,370
Total current liabilities	24,908	24,908	46,645	46,645	57,415	56,308
Total liabilities	25,026	25,026	47,560	47,560	64,698	63,591
Accumulated deficit	(13,545)	(13,647)	(14,320)	(14,453)	(17,886)	(18,824)
Total shareholders' equity	15,579	15,477	29,343	29,210	28,516	27,578
Total liabilities and shareholders' equity	$40,606	$40,504	$76,903	$76,770	$93,214	$91,169

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	September 30, 2004		December 31, 2004		March 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share data)
Fiscal 2005
Consolidated Statement of Operations:
Selling, general and administrative expenses	$3,426	$3,528	$5,555	$5,586	$8,947	$9,752
Total costs and expenses	19,465	19,567	29,224	29,255	37,874	38,679
(Loss) income from operations	(743)	(845)	467	436	(326)	(1,131)
Loss before income tax provision	(835)	(937)	(775)	(806)	(3,552)	(4,357)
Net loss	(835)	(937)	(775)	(806)	(3,565)	(4,370)
Net loss per share (basic and diluted)	$(0.16)	$(0.17)	$(0.13)	$(0.13)	$(0.53)	$(0.65)

	Six Months Ended September 30, 2004		Nine Months Ended December 31, 2004		Year Ended March 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands)
Fiscal 2005
Consolidated Statements of Cash Flows:
Net loss	$(3,340)	$(3,442)	$(4,115)	$(4,248)	$(7,681)	$(8,619)
Increase (decrease) in accounts payable and accrued expenses	247	247	(1,965)	(1,965)	(8,316)	(9,423)
Net cash used in operating activities	(4,487)	(4,589)	(7,770)	(7,903)	(11,478)	(13,523)
Acquisition of businesses, net of cash acquired	(4,066)	(3,964)	(20,501)	(20,368)	(28,795)	(26,750)
Net cash used in investing activities	$(5,501)	$(5,399)	$(22,678)	$(22,545)	$(31,419)	$(29,374)

      Earnings (loss) per common share calculations for each of the quarters in this Note 12 were based on the weighted-average number of shares outstanding and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

UHY LLP
Certified Public Accountants

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
NEXL, INC.

      We have audited the accompanying balance sheets of Nexl, Inc. (the “Company”) as of November 30, 2005 and December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the eleven-months ended November 30, 2005 and for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ UHY LLP

New York, New York
June 7, 2006

NEXL, INC.
BALANCE SHEETS

	November 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$552,158	$2,951,955
Accounts receivable	12,864,766	17,427,447
Inventory	49,561	285,392
Prepaid expenses and other current assets	138,508	106,718

Total current assets	13,604,993	20,771,512
Property and equipment, net	3,413,480	3,160,616
Other assets	54,371	50,451

	$17,072,844	$23,982,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,506,919	$17,867,496
Accrued expenses and other current liabilities	1,421,641	1,927,837

Total current liabilities	13,928,560	19,795,333
Long-term debt	—	26,686
Deferred revenue	1,293,260	1,375,618

	15,221,820	21,197,637

Stockholders' equity
Common stock, no par value; 200,000 shares authorized, 2,548 and 2,000 shares issued and outstanding at November 30, 2005 and December 31, 2004, respectively	7,644	6,000
Additional paid in capital	5,645,021	2,238,084
Retained earnings	(3,801,641)	540,858

	1,851,024	2,784,942

	$17,072,844	$23,982,579

See notes to financial statements.

NEXL, INC.
STATEMENT OF OPERATIONS

	Eleven months ended November 30,	Years ended December 31,
	2005	2004	2003
Revenues	$71,132,456	$67,323,185	$37,122,086
Cost of Revenues	56,403,583	53,863,959	25,874,897

Gross Profit	14,728,873	13,459,226	11,247,189
Selling, General and Administrative Expenses	18,675,330	11,074,997	8,531,746

Income (Loss) From Operations	(3,946,457)	2,384,229	2,715,443

Other (Income) and Expense
Interest Income	(40,326)	(26,050)	(23,922)
Interest Expense	929	2,111	1,247
Other	(105,419)	(11,937)	(46,862)

Net Income (Loss)	$(3,801,641)	$2,420,105	$2,784,980

See notes to financial statements.

NEXL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Eleven months ended November 30, 2005
Years ended December 31, 2004 and 2003

	Common Stock		Additional Paid In Capital	Retained Earnings	Stockholder's Equity
	Shares	Amount
Balance, December 31, 2002	2,000	$6,000	$2,238,084	$(3,152,097)	$(908,013)
Distributions				(388,298)	(388,298)
Net Income	—	—	—	2,784,980	2,784,980

Balance, December 31, 2003	2,000	6,000	2,238,084	(755,415)	1,488,669
Distributions				(1,123,832)	(1,123,832)
Net Income	—	—	—	2,420,105	2,420,105

Balance, December 31, 2004	2,000	6,000	2,238,084	540,858	2,784,942
Additional Common Stock distributed	548	1,644	4,939,803		4,941,447
Distributions			(1,532,866)	(540,858)	(2,073,724)
Net Loss	—	—	—	(3,801,641)	(3,801,641)

Balance, November 30, 2005	2,548	$7,644	$(5,645,021)	$(3,801,641)	$1,851,024

See notes to financial statements.

NEXL, INC.
STATEMENTS OF CASH FLOWS

	Eleven Months Ended November 30, 2005	Years Ended December 31,
		2004	2003
Operating Activities
Net income (loss)	$(3,801,641)	$2,420,105	$2,784,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,215,982	1,002,359	735,081
Stock issued for services	4,941,447	—	—
Changes in assets and liabilities:
Loss on sale of fixed asset	20,812	—	—
Accounts receivable	4,562,681	(12,235,971)	(555,792)
Inventories	235,831	275,681	(344,787)
Prepaid expenses and other current assets	(31,790)	15,036	(10,607)
Other Assets	(3,920)	(27,034)	(5,632)
Accounts payable and accrued expenses	(5,866,773)	12,018,494	(1,344,868)
Deferred revenue	(82,358)	193,162	1,114,978

Net cash provided by operating activities	1,190,271	3,661,832	2,373,353

Investing Activities
Purchase of property and equipment	(1,489,658)	(2,127,487)	(522,847)

Net cash used in investing activities	(1,489,658)	(2,127,487)	(522,847)

Financing Activities
Distributions	(2,073,724)	(1,123,832)	(388,298)
Proceeds from long-term debt borrowings	—	30,218	—
Principal payments on capital lease obligations	—	—	(98,280)
Principal payments on long-term debt	(26,686)	(3,532)	(42,204)

Net cash provided by (used in) financing activities	(2,100,410)	(1,097,146)	(528,782)

Net change in cash and cash equivalents	(2,399,797)	437,199	1,321,724
Cash and cash equivalents, Beginning	2,951,955	2,514,756	1,193,032

Cash and cash equivalents, End	$552,158	$2,951,955	$2,514,756

Supplemental disclosure of cash flow information
Interest paid	$929	$2,111	$7,029

See notes to financial statements.

NEXL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005 and December 31, 2004 and 2003

Note 1—Organization and Summary of Significant Accounting Policies

Organization

      NEXL, Inc., (the “Company”) provides complete infrastructure computing in the areas of enterprise computing and storage, networking and security and managed services. The Company assesses, designs, implements and manages solutions to reduce clients' total cost of ownership, enhance the value of their current and future computing environment and drive the success of their business. These services encompass the management or hosting of both the applications and infrastructure on behalf of small and medium sized enterprises. The Company was incorporated under the laws of the State of Massachusetts on February 6, 1990, and is headquartered in Peabody, Massachusetts.

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

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Sales to the Company's customers are made in the ordinary course of business and are generally unsecured. Collection of these receivables is dependent on the ability of these customers to generate cash flow to meet their obligations. Substantially all of the Company's receivables are expected to be collected within one

NEXL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2005 and December 31, 2004 and 2003

year. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

      The Company maintains cash deposits in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts and does not currently believe it is exposed to any significant credit risk related to its cash and cash equivalents.

Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, which include accounts receivable and accounts payable, approximate their fair values at November 30, 2005 and December 31, 2004.

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

Income Taxes

      The Company, with the consent of its stockholder, has elected under the Internal Revenue Code to be taxed as an S Corporation. The stockholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements. Certain specific deductions and credits flow through the Company to its stockholder.

Note 2—Accounts Receivable

      Accounts receivable are net of allowances for doubtful accounts of approximately $306,200 and $363,000 at November 30, 2005 and December 31, 2004, respectively.

NEXL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2005 and December 31, 2004 and 2003

Note 3—Property and Equipment

      The Company's property and equipment was comprised of the following at:

	November 30, 2005	December 31, 2004
Property and equipment, at cost:
Computer equipment	$6,330,206	$5,214,165
Software	1,102,066	774,975
Furniture and fixtures	132,963	132,963
Leasehold improvements	794,675	748,149
Vehicle	41,585	81,803

	8,401,495	6,952,055
Less accumulated depreciation and amortization	4,988,015	3,791,439

	$3,413,480	$3,160,616

Note 4—Long-Term Debt

      The Company had a collateralized note payable with a financial institution totaling $26,686 at December 31, 2004. The note required monthly payments of $682 including interest at 3.9% and was scheduled to mature in June, 2008. The note was fully repaid in 2005.

Note 5—Accrued Expenses

      Accrued expenses consist of the following at:

	November 30, 2005	December 31, 2004
Accrued payroll and accrued vacation	$143,038	$305,628
Accrued commissions	628,576	547,120
Sales tax payable	650,027	1,075,089

	$1,421,641	$1,927,837

Note 6—Commitments and Contingencies

Operating Leases

      The Company leases office facilities under noncancelable operating leases (including the related party lease—Note 7) expiring on various dates through December 2009. Certain of the operating leases provide for escalating annual rent. Rent expense under operating leases for the eleven months ending November 30, 2005 and for the years ended December 31, 2004 and 2003 was $561,682, $519,335, and $439,737, respectively.

NEXL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2005 and December 31, 2004 and 2003

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

Note 7—Related Party Transactions

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

Note 8—Employee Benefit Plans

      The Company maintains a 401(k) Defined Contribution Plan covering all full-time employees who have completed a minimum of 90 days of service and are age twenty-one or older. Employees have the option to contribute up to 15% of their annual salaries. No matching contributions have been made by the Company during each of the last three years.

Note 9—Subsequent Events

Subsequent sale of stock

      On December 1, 2005, the Company sold all of the outstanding shares of the Company for an amount in excess of the carrying amount of the Company's assets.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2006	MTM TECHNOLOGIES, INC.

	By:	/S/ FRANCIS J. ALFANO Francis J. Alfano, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ GERALD A. POCH Gerald A. Poch	Chairman of the Board of Directors	September 12, 2006

/S/ FRANCIS J. ALFANO Francis J. Alfano	Chief Executive Officer (Principal Executive Officer) and Director	September 12, 2006

/S/ MICHAEL EL-HILLOW Michael El-Hillow	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2006

/S/ STEVEN H. ROTHMAN Steven H. Rothman	Director	September 12, 2006

/S/ RICHARD R. HEITZMANN Richard R. Heitzmann	Director	September 12, 2006

Thomas Wasserman	Director	September , 2006

William Lerner	Director	September , 2006

/S/ ALVIN E. NASHMAN Alvin E. Nashman	Director	September 12, 2006

/S/ ARNOLD J. WASSERMAN Arnold J. Wasserman	Director	September 12, 2006

MTM TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K/A
Fiscal Year Ended March 31, 2006
EXHIBIT INDEX

Exhibit Number		Description
2.1	—	Merger Agreement, dated August 16, 2005, among NEXL, Inc., a Massachusetts corporation, MTM Technologies (Massachusetts), LLC, a Delaware limited liability company, MTM Technologies, Inc., a New York corporation and the sole shareholder of Merger Subsidiary, and Clifford L. Rucker [Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]
2.2	—	Asset Purchase Agreement, dated September 17, 2004 by and among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: September 16, 2004), filed with the Securities and Exchange Commission on September 22, 2004.]
2.3	—	Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc. [Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
2.4	—	Stock Purchase Agreement, dated January 27, 2005, by and among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc. [Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K (Date of Report: January 26, 2005) filed with the Securities and Exchange Commission on February 1, 2005.]
3.1	—	Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K (Date of Report: June 29, 2005) filed with the Securities and Exchange Commission on July 5, 2005.]
3.2	—	Amended and Restated By-Laws. [Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]
4.1	—	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant's definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]
4.2	—	Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
4.3	—	Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 8-K, (Date of Report: December 31, 2005), filed with the Securities and Exchange Commission on February 14, 2006.]

4.4	—	Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]
4.5	—	Amended and Restated Shareholders' Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.[Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]
4.6	—	Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]
4.7	—	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated December 10, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]
4.8	—	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP. [Incorporated by reference to exhibit 10.6 to the registrant's Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]
4.9	—	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 10.6 to the registrant's Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]
4.10	—	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant's Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on December 5, 2004.]
4.11	—	Warrant Certificate, Evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant's Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on October 5, 2004.]
4.12	—	Form of Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]
4.13	—	Form of Series A-4 Warrant Certificate [Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.14	—	Form of Series A-5 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]
4.15	—	Warrant Certificate issued to National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.5 to the registrants Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]
4.16	—	Columbia Voting Agreement [Incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K (Date of Report: November 4, 2005), filed with the Securities and Exchange Commission on November 4, 2005.]
4.17	—	Series A-5 Voting Agreement [Incorporated by reference to Exhibit 99.2 to the registrant's Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]
10.1	—	Financing Agreement among the CIT Group/Business Credit, Inc., the Lenders that are parties thereto, MTM Technologies, Inc., and its subsidiaries that are parties thereto, dated as of June 8, 2005 [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]
10.2	—	Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc. MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005 [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]
10.3	—	Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender [Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]
10.4	—	MTM Technologies, Inc. 2004 Equity Incentive Plan. [Incorporated by reference to Appendix L to the proxy statement contained as part of the Company's definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]
10.5	—	Micros-to-Mainframes, Inc. 2002 Long-Term Incentive Plan. [Incorporated by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 4, 2005.]
10.6	—	Micros-to-Mainframes, Inc. 2000 Long-Term Incentive Plan. [Incorporated by reference to exhibit 99.B1 to the Company's definitive Schedule 14A, filed with the Securities and Exchange Commission on September 25, 2000.]
10.7	—	Micros-to-Mainframes, Inc. 1998 Stock Option Plan. [Incorporated by reference to exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]
10.8	—	Micros-to-Mainframes, Inc. 1996 Stock Option Plan. [Incorporated by reference to exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]
10.9	—	Micros-to-Mainframes, Inc. Revised 1993 Employee Stock Option Plan. [Incorporated by reference to exhibit 10.2 to Amendment Number 2 to the registrant's Registration Statement on Form S-2, filed with the Securities and Exchange Commission on July 14, 1993.]

10.10	—	MTM Technologies, Inc. Associates Stock Purchase Plan [Incorporated by reference to exhibit 10.1 to the registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 1, 2005.]
10.11	—	Employment Agreement, dated June 28, 2006, between MTM Technologies, Inc. and Francis J. Alfano [Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: June 28, 2006), filed with the Securities and Exchange Commission on July 5, 2006.]
10.12	—	Waiver Letter, dated June 26, 2006, between MTM Technologies, Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund.
10.13	—	Employment Agreement, dated October 1, 2004 by and between MTM Technologies, Inc. and Steven Stringer. [Incorporated by reference to exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: October 1, 2004), filed with the Securities and Exchange Commission on October 7, 2004.]
10.14	—	Amendment No. 1 to Steve Stringer's Employment Agreement [Incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2006.]
10.15	—	Severance Letter, dated December 12, 2005, between MTM Technologies, Inc. and Michael El-Hillow [Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: December 12, 2005), filed with the Securities and Exchange Commission on December 15, 2005.]
10.16	—	Waiver Letter dated December 9, 2005, by Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC [Incorporated by reference to Exhibit 99.7 to the registrant's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on December 28, 2005.]
10.17	—	Lease Agreement, dated August 15, 2005, between 1200 High Ridge Company, LLC and MTM Technologies, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]
10.18	—	Form of Employee Stock Option Agreement [Incorporated by reference to exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.]
10.19	—	Form of Employee Restricted Stock Unit Agreement.
10.20	—	Form of Executive Stock Option Agreement.
10.21	—	Form of Executive Restricted Stock Unit Agreement.
10.22	—	Consulting Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman [Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Date of Report: July 7, 2006), filed with the Securities and Exchange Commission on July 11, 2006.]
10.23	—	Letter Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman [Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Date of Report: July 7, 2006), filed with the Securities and Exchange Commission on July 11, 2006.]
14.1	—	Code of ethics. [Incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004.]
21.1	—	Subsidiaries of MTM Technologies, Inc.
23.1	—	Consent from Goldstein Golub Kessler LLP.
23.2	—	Consent of UHY LLP.
31.1	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.

31.2	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Michael El-Hillow.
32.1	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.
32.2	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael El-Hillow.