Form 10-Q
period 2006-09-30
MTM Technologies, Inc.
filed 2006-11-14
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 0-22122

MTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-3354896
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1200 High Ridge Road
Stamford, CT	06905
(Address of principal executive offices)	(Zip Code)

(203) 975-3700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether registrant is a shell company. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 11,760,545 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 9, 2006.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2006

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets
As of September 30, 2006 (Unaudited) and March 31, 2006	3
Condensed Consolidated Statements of Operations for the
Three Months Ended September 30, 2006 and 2005 (Unaudited) and
Six Months Ended September 30, 2006 and 2005 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended September 30, 2006 and 2005 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION
Item 6. Exhibits	22
Signatures
Index to Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2006	March 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash	$9,512	$18,154
Accounts receivable - trade, net of allowances of $1,246
and $977, respectively	48,295	48,930
Inventories	1,287	3,762
Prepaid expenses and other current assets	6,153	4,740
Total current assets	65,247	75,586

Property and equipment, net	17,521	15,942
Goodwill	68,602	67,134
Identified intangible assets, net of amortization	5,191	6,574
Other assets	1,999	1,017
TOTAL ASSETS	$158,560	$166,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Secured revolving credit facilities	$18,004	$14,916
Inventory financing agreements	4,727	5,641
Current portion of promissory notes	-	667
Accounts payable and accrued expenses	42,492	37,727
Deferred revenue	5,795	5,370
Current portion of capital lease obligations	585	561
Total current liabilities	71,603	64,882

Secured promissory note	23,227	22,947
Non-current portion of capital lease obligations	706	1,011
Other long-term liabilities	3,078	695
Total liabilities	98,614	89,535

Shareholders’ equity:
Series A preferred stock, $.001 par value; 31,000,000
shares authorized; 20,024,832 shares issued and
outstanding	49,883	49,883
Common stock, $.001 par value; authorized 80,000,000;
issued and outstanding 11,739,826 and 11,490,537
shares, respectively	12	12
Additional paid-in capital	54,399	54,121
Accumulated deficit	(44,348)	(27,298)
Total shareholders’ equity	59,946	76,718
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,560	$166,253

See notes to unaudited condensed consolidated financial statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
		(Restated- See Note 1)		(Restated- See Note 1)
Net revenues:
Products	$50,727	$31,814	$108,409	$66,820
Services	16,997	15,225	34,546	29,779
Total net revenues	67,724	47,039	142,955	96,599
Costs and expenses:
Cost of products sold	43,519	27,371	92,849	57,377
Cost of services provided	10,893	8,734	21,689	17,426
Selling, general and administrative expenses	19,048	11,467	36,834	23,932
Restructuring	2,928	-	4,539	-
Stock-based compensation cost	468	23	917	49
Total costs and expenses	76,856	47,595	156,828	98,784
Loss from operations	(9,132)	(556)	(13,873)	(2,185)
Interest and other expenses, net	(1,323)	(277)	(2,639)	(3,713)
Loss before income tax provision	(10,455)	(833)	(16,512)	(5,898)
Provision for income taxes	208	-	538	-
Net loss	$(10,663)	$(833)	$(17,050)	$(5,898)
Preferred stock dividend	(915)	-	(1,323)	-
Net loss available to common shareholders	$(11,578)	$(833)	$(18,373)	$(5,898)
Net loss per common share:
Basic and Diluted	$(0.99)	$(0.11)	$(1.58)	$(0.79)

Weighted average number of common shares outstanding:
Basic and Diluted	11,686	7,503	11,618	7,450

See notes to unaudited condensed consolidated financial statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2006	2005
		(Restated- See Note 1)
OPERATING ACTIVITIES:
Net loss	$(17,050)	$(5,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	193	117
Depreciation	3,151	1,287
Amortization of intangibles	1,383	1,130
Amortization of debt discount	280	2,915
Non-cash interest on subordinated promissory notes	1,185	263
Amortization of debt issuance costs	268	-
Stock-based compensation	917	49
Non-cash restructuring costs	450	-
Gain on fair value of warrants	-	(1,292)
Changes in operating assets and liabilities net of effect of acquisitions:
(Increase) decrease in assets:
Accounts receivable	440	(1,254)
Inventories	2,175	(42)
Prepaid expenses and other current assets	(1,693)	(682)
Other assets	(974)	(530)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,865	(231)
Deferred revenue	324	(370)
Net cash used in operating activities	(5,086)	(4,538)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(520)	-
Additions to property and equipment	(4,715)	(2,377)
Adjustment to purchase price related to acquisition of businesses	-	(671)
Decrease in restricted cash	-	1,000
Net cash used in investing activities	(5,235)	(2,048)

FINANCING ACTIVITIES:
Borrowing (repayment) on secured revolving credit facility	3,088	(3,796)
(Repayment) borrowing on inventory financing	(915)	1,665
Proceeds from issuance of preferred stock, net	-	8,767
Common stock issued from stock options exercised	25	104
Common stock issued under employee stock purchase plan	94	-
(Principal payments) proceeds on capital lease obligations	(280)	50
Principal payments on promissory note	(333)	(21)
Net cash provided by financing activities	1,679	6,769

NET (DECREASE)INCREASE IN CASH	(8,642)	183
CASH AT BEGINNING OF PERIOD	18,154	4,010
CASH AT END OF PERIOD	$9,512	$4,193

Supplemental disclosure of non-cash financing activities:
Exchange of convertible subordinated promissory notes for Series A Preferred Stock	$-	$16,499
Series A Preferred Stock dividend accrued	$1,323	$-
Supplemental disclosure of non-cash investing activities:
Adjustment to purchase price of subsidiary consisting of common stock	$-	$235
Common stock issued for promissory note payment	$333	$-
Common stock issued in acquisition	$232	$-
Non-cash additions to goodwill	$930	$-

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

The condensed consolidated balance sheet of the Company at March 31, 2006 has been derived from the Company’s Annual Report on Form 10-K/A for the year then ended. All other condensed consolidated financial statements contained herein have been prepared by the Company and are unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2006 and the notes thereto contained in the Company’s Annual Report on Form 10-K/A.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and accruals, consisting of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company as of September 30, 2006, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2007.

Restatement of Prior Financial Statements

The Company has restated its operating results for the three and six months ended September 30, 2005 for the manner in which it accounted for certain acquisition related costs. As disclosed in prior SEC filings, the Company considered all transition related compensation expense for acquired company employees planned to be separated after acquisition to be additional acquisition cost and accordingly an increase in goodwill. The Company has adjusted its reported results to reflect only the expense specifically identified as severance for acquired company terminated employees as additional acquisition cost and reclassified the remaining related compensation costs to operating expense. The information below reflects the impact of the restatement.

	Three Months Ended September 30, 2005
(in thousands, except per share data)	As Reported	As Restated

Statement of Operations:
Selling, general and administrative expenses	$10,735	$11,467
Total cost and expenses	46,840	47,595
Income(loss) from operations	199	(556)
Net loss	(78)	(833)
Net loss per common share (basic and diluted)	$(0.01)	$(0.11)

	Six Months Ended September 30, 2005
	As Reported	As Restated

Statement of Operations:
Selling, general and administrative expenses	$22,643	$23,932
Total cost and expenses	97,446	98,784
Loss from operations	(847)	(2,185)
Net loss	(4,560)	(5,898)
Net loss per common share (basic and diluted)	$(0.61)	$(0.79)

	Six Months Ended September 30, 2005
	As Reported	As Restated

Statement of Cash Flows:
Net loss	$(4,560)	$(5,898)
Decrease in accounts payable and accrued expenses	(638)	(231)
Net cash used in operating activities	(3,607)	(4,538)
Adjustment to purchase price related to acquisition of businesses	(1,602)	(671)
Net cash used in investing activities	$(2,979)	$(2,048)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Stock-Based Compensation

The Company maintains several stock equity incentive plans under which incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”) may be granted to employees (including officers), consultants, independent contractors, and non-employee directors. The Company also has an Employee Stock Purchase Plan (“ESPP”).

Prior to April 1, 2006, the Company accounted for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB Opinion No. 25”). APB Opinion No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. As the stock options granted under these plans typically had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost related to stock options was reflected in the Company’s results of operations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), stock-based compensation was included as a proforma disclosure in the notes to the condensed consolidated financial statements.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) effective April 1, 2006 (the “adoption date”) using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized in the Company’s statement of operations includes: (a) the estimated expense for stock options and RSUs granted prior to, but not fully vested as of the adoption date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) the estimated expense for stock options and RSUs granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. Under the modified prospective transition method, results for prior periods are not restated. No stock-based compensation expense was recognized in the condensed consolidated financial statements related to the ESPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment.

Total stock-based compensation cost recognized in the condensed consolidated statement of operations for the three and six months ended September 30, 2006 was approximately $468,000 and $917,000, respectively. Included in these amounts are expenses related to RSUs of approximately $98,000 and $179,000, respectively, which would have been included in the Company’s results of operations under the provisions of APB Opinion No. 25. The expense related to RSUs is therefore excluded from the impact of the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s loss before income taxes and net loss for the three and six months ended September 30, 2006 were increased by $370,000 and $738,000, respectively. No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets. The implementation of SFAS No. 123(R) reduced basic and diluted earnings per share by $0.03 for the three months ended September 30, 2006 and by $0.06 for the six months ended September 30, 2006, respectively. The implementation of SFAS No. 123(R) did not have a significant impact on cash flows from operations during the six months ended September 30, 2006.

For SFAS No. 123(R) purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (“Black Scholes”) with the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Expected term	5 years	5 years
Expected stock price volatility	77%	77%
Risk-free interest rate	4.7%	4.9%
Expected dividend yield	0%	0%
Estimated fair value per option granted	$1.60	$1.68

The modified prospective transition method of SFAS No. 123(R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123(R) regarding net loss and loss per share as if the Company had accounted for its stock plans under the fair value method. Had compensation expense for the Company’s stock plans been determined consistent with the fair value-based method prescribed by the original provisions of SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, the Company’s net loss and loss per common share would have been the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
(in thousands, except per share data)	2005	2005
	(Restated- See Note 1)	(Restated- See Note 1)

Net loss	$(833)	$(5,898)
Deduct: Total stock-based compensation cost using the fair value method for all awards	(607)	(1,190)
Net loss - proforma	(1,440)	(7,088)

Basic and diluted net loss per common share - as restated	$(0.11)	$(0.79)
Basic and diluted net loss per common share - pro forma	$(0.19)	$(0.95)

For pro forma purposes, the fair value of stock awards was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions for stock options:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Expected term	10 years	10 years
Expected stock price volatility	115.4%	115.4%
Risk-free interest rate	4.3%	4.3%
Expected dividend yield	0%	0%
Estimated fair value per option granted	$2.64	$3.57

The Company estimates the fair value of each option award on the date of grant using Black-Scholes based upon certain assumptions. Black-Scholes was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. In addition, Black-Scholes requires the input of highly subjective assumptions including the expected stock price volatility. In management’s opinion, the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Financial Statement Reclassification

Certain amounts in the prior year’s statement of operations have been reclassified to conform to the September 30, 2006 presentation.

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

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 21.3 million and 23.3 million common shares as of September 30, 2006 and 2005, respectively have not been included in the weighted-average shares used for the calculation of earnings per share for the years then ended since the effect of such securities would be anti-dilutive.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

NOTE 3. RESTRUCTURING AND OTHER CHARGES

The Company implemented a cost reduction plan (the “Restructuring Plan”) during the first fiscal quarter of 2007. The Restructuring Plan was approved by senior management and included significant headcount reductions associated with the final stages of integrating the acquired companies, as well as other cost reductions. This plan resulted in charges for the six months ended September 30, 2006 totaling $4.5 million. During the second quarter of fiscal 2007 the Company recorded a restructuring charge of $2.9 million primarily related to a reduction in force of middle management of $2.0 million, as well as a charge related to the closure of certain facilities of $0.6 million and other non-cash charges of $0.3 million. During the first quarter of fiscal 2007 the Company recorded a restructuring charge of $1.6 million including approximately $0.9 million related to employee terminations, $0.2 million for underutilization of certain facilities, and $0.5 for the write-off of other non-cash items.

For the six months ended September 30, 2006 the Company has paid out $1.0 million in cash related to the restructuring and anticipates that the balance of the severance related costs will be paid out over the next two quarters and payment of the lease costs will continue until October, 2016.

The Company does not anticipate any further restructuring charges during the current fiscal year.

Additionally, during the quarter ended September 30, 2006, the Company recognized $1.4 million of other one time charges consisting of $0.5 million of charges recorded in cost of products sold for a write-off of obsolete inventory obtained as part of prior business acquisitions and $0.9 million of charges to selling, general and administrative expenses.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We have recorded goodwill and other intangible assets related to the acquisitions of DataVox Technologies, Inc., Network Catalyst, Inc., Vector ESP, Inc. and Vector ESP Management, Inc., Info Systems, Inc. Nexl, Inc., and Axcent Solutions, Inc.

At September 30, 2006, the Company had goodwill of $68.6 million compared with $67.1 million at March 31, 2006. The change during the six months ended September 30, 2006 was due to the acquisition of Axcent which was completed on April 20, 2006 in the amount of $1.3 million and the balance was for an adjustment to the net realizable value of assets acquired in the prior fiscal year.

Intangible assets consist of the following at:
	September 30, 2006	March 31, 2006
(in thousands)

Client relationships	$8,915	$8,915
Know-how	710	710
Non-compete agreements	250	250
Total	9,875	9,875
Less accumulated amortization	4,684	3,301
Identified Intangible assets, net	$5,191	$6,574

The intangible assets are being amortized over periods of up to 5 years.

NOTE 5. CREDIT FACILITIES

The Company has a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit Inc. (“CIT”) and an Amended and Restated Loan and Security Agreement (the “New Textron Facility”) which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the Company from CIT are also reduced by amounts borrowed under the New Textron Facility. Effective the second quarter of fiscal 2007 CIT further reduced the amount the Company can borrow under the CIT Facility by requiring an availability reserve of $3 million. The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of September 30, 2006, the Company was not in compliance with all covenants prescribed under the CIT Facility and the New Textron Facility; however, the Company received waiver letters from both CIT and Textron.

NOTE 6. STOCK PLANS

Stock Option Plans

We have adopted the following stock plans:

•
a 1993 Employee Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of September 30, 2006, 26,666 shares have been issued upon exercise of options and 120,000 shares are subject to outstanding options;

•
a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of September 30, 2006, 77,600 shares have been issued upon exercise of options and 51,600 shares are subject to outstanding options;

•
a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of September 30, 2006, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

•
a 2000 Long-Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of September 30, 2006, 89,800 shares have been issued upon the exercise of options and 242,300 shares are subject to outstanding awards;

•
a 2002 Long-Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of September 30, 2006, 15,000 shares have been issued upon the exercise of options and 60,000 shares are subject to outstanding awards; and

•
a 2004 Equity Incentive Plan, which provides for the award of an aggregate of 4,000,000 shares of our common stock, of which, as of September 30, 2006, 78,903 shares have been issued upon the exercise of options and vested RSU’s and 3,426,566 shares are subject to outstanding awards.

The 1993 Stock Option Plan and the 1996 Stock Option Plan have expired. Accordingly, we can no longer grant options under such plans.

A summary of stock option activity under these plans as of September 30, 2006 and changes during the six months then ended is presented below:

(in thousands)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Unvested Shares
Outstanding at April 1, 2006	3,469	$3.21		2,114
Granted	557	2.84		557
Canceled/Expired	(497)	4.10		(479)
Exercised	(18)	1.36		-
Vested				(202)
Outstanding at September 30, 2006	3,511	$3.03	$260	1,990

The weighted-average contractual life of the total options outstanding at September 30, 2006 was 7.3 years and we estimate that 2.9 million of the outstanding options will vest based on our historical forfeiture rate.

There were approximately 1.5 million options exercisable at September 30, 2006 with an aggregate intrinsic value of $260,000. The exercise price of options outstanding ranged from $0.75 to $5.22. The weighted-average exercise price of the total options exercisable at September 30, 2006 was $2.46.

The 2004 Plan allows for the issuance of restricted stock units which typically vest over four years. For the six months ended September 30, 2006, the Company granted 178,500 restricted stock units. At September 30, 2006, the Company had 476,550 restricted stock units outstanding which generally vest over 4 years from date of grant.

NOTE 7. CONTINGENCIES

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

NOTE 8. ACQUISITIONS

On December 1, 2005, the Company acquired all of the stock of Nexl, Inc. (“Nexl”). The results of operations are included in the Company’s financial results beginning December 1, 2005. Goodwill related to the purchase was recorded at approximately $25 million, including expected costs related to employee severance, facilities consolidation and asset valuations. Included in the six months ended September 30, 2006 is an adjustment to Goodwill of $0.2 million related to a decrease in the net realizable value of assets acquired. As part of the consideration paid, the shareholders of Nexl may receive an additional payout of $1.0 million in cash and $1.0 in common shares, not to exceed 250,000 shares upon the achievement of certain EBITDA targets for the twelve months ending December 31, 2006.

Unaudited Pro Forma Summary

The following unaudited pro forma consolidated amounts give effect to the acquisition of Nexl as if it had occurred on April 1, 2005. The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

	Three Months Ended	Six Months Ended
	September 30,	September 30,
(in thousands, except per share data)	2005	2005
	(Restated- See Note 1)	(Restated- See Note 1)

Net revenues	$65,486	$136,705
Net loss	(1,062)	(6,573)

Basic and diluted net loss per common share	$(0.10)	$(0.63)

NOTE 9. SERIES A PREFERRED STOCK AND NOTES AND LONG TERM DEBT

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

The Company originally assigned a value of $6.8 million to the beneficial conversion feature of the Series A-4 Notes and the common stock warrants issued in connection therewith (the “Series A-4 Warrants”), and the Investors’ option to acquire additional Series A-4 Notes and Series A-4 Warrants and to acquire Series A-5 Notes based on the relative fair values using Black Scholes at the date of issuance and recorded this value as a discount to the Series A-4 Notes when issued. This discount was accreted to interest expense over the term of the applicable Series A-4 Notes. During the period ended June 30, 2005 the discount accreted to interest expense amounted to approximately $2.9 million.

In connection with the various issuances of Series A Preferred Stock and the related warrants, the Company allocated and recorded $16.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $2.6 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing Black Scholes.

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. As of September 30, 2006, the Company has accrued $1.3 million which was charged to equity. From and after May 21, 2006 to May 21, 2008, dividends may, at the option of the Company, be paid in cash or shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. The Series A purchase prices range from $2.15 to $3.25.

Long-Term Debt-Secured Promissory Note

On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager,(“Columbia Partners”) and National Electric Benefit Fund, as Lender (the “Lender”), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”).

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. As of September 30, 2006, $2.2 million in interest has been accrued on the Note, of which $0.3 million has been paid in cash, $0.1 million is accrued and payable within the next quarter, and $1.8 million is accrued and is payable at maturity. In addition, upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. The Note is secured by a subordinated lien on the assets of the Company. In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by independent valuation utilizing Black Scholes.

The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of September 30, 2006, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ended September 30, 2006 and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. The Company received a waiver letter in November 2006 from Columbia Partners, which included a waiver of the Consolidated Senior Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio until the end of the four fiscal quarters ending on March 31, 2008.

NOTE 10. SEGMENT INFORMATION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended March 31, 2006 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Introductory Comment—Terminology

Throughout this Form 10-Q, the terms “we,” “us,” “our” and “our company” refers to MTM Technologies, Inc. (“MTM”) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

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

Introductory Comment—Forward-Looking Statements

Statements contained in this Form 10-Q include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	we have incurred losses in our last three fiscal years and our losses may continue;

•
our dependence on third party licenses and the failure to maintain our status as an authorized reseller/service provider of IT products could have a material adverse effect on our business and operations;

•	we require access to significant working capital and vendor credit to fund our day-to-day operations;

•	our ability to acquire additional companies and ability to successfully integrate such acquirees, if any, into our operations;

•	the competitive environments within the industries in which we operate;

•	our ability to raise additional capital, if and as needed; the cost-effectiveness of our product and service development activities;

•	the extent that our sales network and marketing programs achieve satisfactory response rates;

•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate; and

•	the other risks detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K/A. There have been no material changes to these policies during the first six months of fiscal 2007.

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

As of September 30, 2006 the Pequot and Constellation investment has totaled $60.0 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. We believe that there is an opportunity to consolidate similar businesses throughout the United States. The Company expects to focus its acquisition strategy on businesses providing networking, messaging, storage and security solutions. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions through fiscal 2006 of providers of advanced technology solutions and products. We have spent the last few fiscal quarters integrating those businesses, building necessary infrastructure and centralizing operations in an effort to provide our customers with a national strategy to enhance customer service and to be able to provide customers with a wide offering of practices. We believe that the Company is poised to focus on enhancing our relationship with customers and to operate our business in a more efficient and effective manner.

The Company continues to seek acquisitions that will further the Company’s growth and operating strategies. As additional companies are acquired, the sales mix, market focus, cost structure and operating leverage may change significantly. As of the date of this Form 10-Q, we did not have any formal or informal agreements or understandings with respect to any material acquisitions.

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our unaudited consolidated statement of operations expressed as a percentage of net revenue, unless otherwise noted:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated- See Note 1)		(Restated- See Note 1)
Net revenues:
Products	74.9%	67.6%	75.8%	69.2%
Services	25.1%	32.4%	24.2%	30.8%
Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit - products (a)	14.2%	14.0%	14.4%	14.1%
Gross Profit - services (a)	35.9%	42.6%	37.2%	41.5%
Gross Profit - total	19.7%	23.2%	19.9%	22.6%
Selling, general and administrative expenses (b)	28.1%	24.4%	25.8%	24.8%
Restructuring	4.3%	0.0%	3.2%	0.0%
Share-based compensation cost	0.7%	0.0%	0.6%	0.1%
Operating loss	(13.5%)	(1.2%)	(9.7%)	(2.3%)
Interest expense (c)	1.9%	0.6%	1.8%	3.8%
Net loss	(15.7%)	(1.8%)	(11.9%)	(6.1%)

(a)	Expressed as a percentage of the applicable product or service revenue.

(b)
Included in the six months ended September 30, 2005 is $1.2 million of expense incurred in the first quarter of fiscal 2006 for the settlement of certain executive arrangements and deferred payments relating to the May 2004 Pequot investment.

(c)
Included in the six months ended September 30, 2005 is $3.2 million of non cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005.

Three and Six Months Ended September 30, 2006, as Compared to the Three and Six Months Ended September 30, 2005

Net Revenue

Net revenues for the three months ended September 30, 2006 increased $20.7 million, or 44%, to $67.7 million. For the six months ended September 30, 2006 net revenues increased $46.4 million, or 48%, to $143 million. The increase in net revenues for the three and six months ended September 30, 2006 was primarily due to the inclusion of a full period of revenue for Nexl, a business acquired in December 2005. The increase was also the result of an increase in revenues driven by stronger vendor alliances and initial success in the leveraging of the rollout of new practices into existing customer accounts. These increases were partially offset by a loss of product revenue in the three months ended September 30, 2006 due to the impact of the Company’s headcount reduction and the elimination of its regional presidents in mid September 2006. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these cost savings initiatives.

During the quarter ended September 30, 2006, the Company derived approximately 75% of its revenues from product sales and approximately 25% from services revenues. For the six months ended September 30, 2006 the Company derived approximately 76% of its revenue from product sales and approximately 24% from services revenues, a decrease in the relative percentage of service revenues of 7% over both corresponding periods in the prior year. This decrease in the relative percentage of service revenue was the result of the inclusion of the Nexl acquisition.

Gross Profit

Gross profit for the three months ended September 30, 2006 increased $2.4 million, or 21.7%, to $13.3 million. Product gross margin was 14.2% for the quarter ended September 30, 2006 and 14.0% for the quarter ended September 30, 2005. Included in product costs for the three months ended September 30, 2006 were one time charges of $0.5 million related to a write-off of obsolete inventory purchased as part of prior business acquisitions. Service gross margin was 35.9% for the quarter ended September 30, 2006 and 42.6% for the quarter ended September 30, 2005.

For the six months ended September 30, 2006 gross profits increased $6.6 million, or 30.4% to $28.4 million. Product gross margin for the six months ended September 30, 2006 was 14.4% in the period as compared with 14.1% for the six months ended September 30, 2005. Service gross margin was 37.2% for the six months ended September 30, 2006 as compared with 41.5% for the comparable prior year period.

Overall the increase in gross profit for the periods was primarily attributable to the inclusion of the results of Nexl, a business acquired in December 2005. The decrease in service gross margin was the result of early stage investments in our professional services business in anticipation of future acquisitions and the dilutive impact of the acquisition of Nexl, which had lower service gross margins than our historical businesses.

Selling, General and Administrative

Selling, general and administrative expenses (S, G&A) for the three months ended September 30, 2006 increased by $7.6 million, or 66.1%, to $19.0 million. For the six months ended September 30, 2006 S, G&A increased by $12.9 million, or 53.9%, to $36.8 million. These increases were due primarily to the inclusion of operating expenses of Nexl, increased operating expenses attributable to the expansion of corporate administration necessary to support the Company’s expected future acquisitions, and transition costs related to the integration of our national infrastructure. Included in the quarter results for September 30, 2006 are one time charges of $0.7 million for certain employee related expenses. Reflective of both periods were higher depreciation expenses related to recent investments in capital assets.

Restructuring

During the second quarter of fiscal 2007 the Company recorded a restructuring charge of $2.9 million primarily related to a reduction in force of senior and middle management of $2.0 million, as well as a charge related to the closure of certain facilities and other charges of $0.9 million. For the six months ended September 30, 2006 the Company has taken a restructuring charge of $4.5 million primarily related to a reduction in workforce of $3.0 million in accordance with our integration and cost reduction plans, a charge for unused or underutilized facility costs of $0.8 million, and other related restructuring charges of $0.7 million. There were no comparable charges in the prior year periods. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these cost savings initiatives.

Stock-based Compensation Cost

Total stock-based compensation cost recognized in the condensed consolidated statement of earnings for the three and six months ended September 30, 2006 was approximately $468,000 and $917,000, respectively. Included in these amounts are expenses related to RSUs of approximately $98,000 and $179,000, respectively, which would have been included in the Company’s results of operations under the provisions of APB Opinion No. 25. The expense related to RSUs is therefore excluded from the impact of the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s loss before income taxes and net loss for the three and six months ended September 30, 2006 were increased by $370,000 and $738,000, respectively. Comparable amounts for RSU expense were immaterial in the comparable prior year periods.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) amounted to negative $6.8 million for the quarter ended September 30, 2006, as compared to a positive $0.7 million in the comparable fiscal 2006 quarter. EBITDA for the six months ended September 30, 2006 amounted to negative $9.4 million as compared to a positive $0.2 million for the six months ended September 30, 2005. The reduction in EBITDA in the three and six months ended September 30, 2006 was primarily the result of the lost product revenue, and the increase in S, G,&A expenses described above, as well as the cost of additional share-based compensation relating to the adoption of FASB 123R and restructuring charges, both of which are not expenses in the corresponding prior periods. The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
		(Restated- See Note 1)		(Restated- See Note 1)
EBITDA	$(6,839)	$704	$(9,404)	$232
Depreciation and amortization	2,315	1,260	4,534	2,417
Interest expense (a)	1,301	277	2,574	3,713
Income taxes	208	-	538	-
Net loss	$(10,663)	$(833)	$(17,050)	$(5,898)

(a) Included in the six months ended September 30, 2005 is $3.2 million of non cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005.

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

Interest Expense

Interest expense was $1.3 million for the quarter ended September 30, 2006 compared to $0.3 million for the quarter ended September 30, 2005. The increase in interest for the quarter is primarily due to interest on the secured promissory note entered into in the third quarter of fiscal 2006 coupled with the impact of higher average borrowings and related interest costs on credit facilities. Interest for the six months ended September 30, 2006 decreased $1.1 million, to $2.6 million compared to $3.7 million for the comparable prior year period. Included in the six months ended September 30, 2005 is $3.2 million of non cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005. This decrease was partially offset by higher average borrowings and related interest costs on our secured notes and inventory financing arrangements.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	September 30,	March 31,
(in thousands)	2006	2006

Cash	$9,512	$18,154
Working capital	$(6,356)	$10,704
Current ratio	.91 to 1	1.16:1
Secured financing facilities	$22,731	$20,557
Secured promissory note	$23,227	$22,947

For the six months ended September 30, 2006 cash decreased $8.6 million to $9.5 million compared with $18.1 million at March 31, 2006, due primarily to the loss incurred during the period and the cost of capitalization of internal costs relating to software development and infrastructure investment. Working capital at September 30, 2006 was a deficit of $6.4 million as compared to working capital of $10.7 million at March 31, 2006. Included in current liabilities at September 30, 2006 are obligations of $22.7 million relating to the Company’s secured financing facilities, described below.

The Company has a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit Inc. (“CIT”) and an Amended and Restated Loan and Security Agreement (the “New Textron Facility”) which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the Company from CIT are also reduced by amounts borrowed under the New Textron Facility. Effective the second quarter of fiscal 2007 CIT further reduced the amount the Company can borrow under the CIT Facility by requiring an availability reserve of $3 million. The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of September 30, 2006, the Company was not in compliance with all covenants prescribed under the CIT Facility and the New Textron Facility; however, the Company received waiver letters from both CIT and Textron.

On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager,(“Columbia Partners”) and National Electric Benefit Fund, as Lender (the “Lender”), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”). The Company used a portion of the funds to finance the acquisition of Nexl, Inc. on December 1, 2005.

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. As of September 30, 2006, $2.2 million in interest has been accrued on the Note, of which $0.3 million has been paid in cash, $0.1 million is accrued and payable within the next quarter, and $1.8 million is accrued and is payable at maturity. In addition, upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. The Note is secured by a subordinated lien on the assets of the Company. In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited $2.2 million to additional paid-in capital for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by an independent valuation utilizing Black Scholes.

The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of September 30, 2006, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ended September 30, 2006 and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. The Company received a waiver letter in November 2006 from Columbia Partners which included a waiver of the Consolidated Senior Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio until the end of the four fiscal quarters ending on March 31, 2008.

As of September 30, 2006 the Pequot and Constellation investment totaled $60.0 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company currently does not have any other agreements, arrangements or understandings with respect to any prospective material acquisitions.

Cash used in operating activities was $5.1 million for the six months ended September 30, 2006, derived from a net loss of $17 million plus an increase in net operating liabilities of $4.1 million and non-cash charges of $7.8 million during the period. The increase in net operating liabilities relates primarily to an increase in accounts payable and accrued expenses due to the timing of vendor payments and the increase in accrued expenses as a result of the restructuring and integration plans.

Cash used in investing activities was $5.2 million for the six months ended September 30, 2006 as a result of the purchase of Axcent and capital expenditures which approximated $4.7 million for the first six months of the year including capitalized costs related to the internal development of purchased and developed software and infrastructure investment of $2.3 million. The Company has no plans for any material purchases of property and equipment including capital software projects for the balance of the fiscal year.

Cash provided by financing activities was $1.7 million for the six months ended September 30, 2006, primarily the result of higher net borrowings on our working capital lines of $2.2 million off set by principal payments made on our long-term debt obligations.

The Company sustained net losses during the years ended March 31, 2005, and 2006 and for the three and six month periods ended September 30, 2006. At September 30, 2006 the Company had a net working capital deficit of $6.4 million. Net of the Company’s secured credit facility, working capital was $16.4 million. The Company has made a concerted effort in the current fiscal year to improve its working capital position. These have included a $4.5 million restructuring, other cost control initiatives, and the discontinuation of certain sales of low margin products. The Company anticipates that its available cash together with its credit facilities, will provide the Company with the capital necessary to meet its obligations as they come due in the foreseeable future. The Company currently has no commitments for material capital expenditures. The Company may seek additional capital or financing arrangements to consummate future acquisitions or meet working capital needs, however no assurance can be given that such financing may be obtained.

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

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of September 30, 2006 are approximately $17 million.

Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest on our financing arrangements are based on the prime rate, consequently, any changes in that rate will impact our interest expense. Based on the current level of borrowings of approximately $22.0 million, a 0.25% increase in the prime rate would translate to an approximately $55,000 increase in our annual interest expense. The Company does not currently hedge interest rate exposures.

There has been no material change in credit risk or accounts receivable risk discussed in Item 7 of the Company’s Fiscal 2006 Annual Report on Form 10-K/A.

Item 4. Controls and Procedures

An evaluation was performed, as of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (‘CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including the CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control

There have been no changes made in our internal controls over financial reporting identified in connection with our evaluation as of the end of our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation.*

3.2	Amended and Restated By-Laws.*

4.1	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*

4.2
Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P. Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.3
Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.4
Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.5
Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC.*

4.6
Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. *

4.7
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated December 10 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC. *

4.8	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private
Equity Fund III, LLP. *

4.9	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore
Private Equity Partners III, L.P. *

4.10	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private
Equity Fund III, L.P. *

4.11	Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore
Private Equity Partners III, L.P. *

4.12	Form of Series A-3 Warrant Certificate.*

4.13	Form of the A-4 Warrant Certificate.*

4.14	Form of the Series A-5 Warrant Certificate.*

4.15	Warrant Certificate issued to the National Electric Benefit Fund.*

4.16	Columbia Voting Agreement.*

4.17	Series A-5 Voting Agreement.*

10.1	Employment Agreement, dated August 10, 2006, between MTM Technologies, Inc. and
Steven Stringer.*

10.2	Severance Letter, dated September 28, 2006, between MTM Technologies, Inc. and J.W.Braukman III.*

10.3	Waiver Letter, dated November 10, 2006, between MTM Technologies, Inc., Columbia Partners,
LLC Investment Management and the National Electrical Benefit Fund.

10.4	Consulting Services Agreement, dated September 13, 2006, between MTM Technologies, Inc. and Michael El-Hillow.*

10.5	Consulting Services Agreement, dated July 7, 2006, between MTM Technologies, Inc. and Steven H. Rothman.*

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III.

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III.

*    Incorporated by reference. See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTM TECHNOLOGIES, INC.

November 14, 2006	By:	/s/ Francis J. Alfano
Francis J. Alfano, Chief Executive Officer (Principal Executive Officer)

November 14, 2006	By:	/s/ J.W. Braukman III
J.W. Braukman III, Chief Financial Officer (Principal Financial and Accounting Officer)

MTM Technologies, Inc.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended September 30, 2006

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

4.15
Warrant Certificate issued to the National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

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

10.1
Employment Agreement, dated August 10, 2006, between MTM Technologies, Inc. and Steven Stringer [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 10, 2006), filed with the Securities and Exchange Commission on August 14, 2006.]

10.2
Severance Letter, dated September 28, 2006, between MTM Technologies, Inc. and J.W. Braukman III [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: September 28, 2006), filed with the Securities and Exchange Commission on October 3, 2006.]

10.3	Waiver Letter, dated November 10, 2006, between MTM Technologies, Inc., Columbia Partners, LLC Investment Management and the National Electrical Benefit Fund.

10.4
Consulting Services Agreement, dated September 13, 2006, between MTM Technologies, Inc. and Michael El-Hillow [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K (Date of Report: September 13, 2006), filed with the Securities and Exchange Commission on September 19, 2006].

10.5
Consulting Services Agreement, dated July 7, 2006, between MTM Technologies, Inc. and Steven H. Rothman [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: July 7, 2006), filed with the Securities and Exchange Commission on July 11, 2006.]

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Francis J. Alfano.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III.

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Francis J. Alfano.

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III.