Form 10-Q
period 2006-12-31
MTM Technologies, Inc.
filed 2007-02-14
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 11,859,919 shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 5, 2007.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended December 31, 2006

Table of Contents

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets
As of December 31, 2006 (Unaudited) and March 31, 2006		3
Condensed Consolidated Statements of Operations for the
Three Months Ended December 31, 2006 and 2005 (Unaudited) and
Nine Months Ended December 31, 2006 and 2005 (Unaudited)		4
Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended December 31, 2006 and 2005 (Unaudited)		5
Notes to Condensed Consolidated Financial Statements (Unaudited)		6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits	24
Signatures
Index to Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	March 31,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash	$5,650	$18,154
Accounts receivable - trade, net of allowances of $917
and $977, respectively	51,880	48,930
Inventories	692	3,762
Prepaid expenses and other current assets	5,927	4,740
Total current assets	64,149	75,586

Property and equipment, net	16,740	15,942
Goodwill	69,987	67,134
Identified intangible assets, net of amortization	4,500	6,574
Other assets	1,131	1,017
TOTAL ASSETS	$156,507	$166,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Secured revolving credit facilities	$10,379	$14,916
Inventory financing agreements	11,353	5,641
Current portion of promissory notes	-	667
Accounts payable	34,275	28,131
Accrued expenses	9,491	9,596
Deferred revenue	5,809	5,370
Current portion of capital lease obligations	576	561
Total current liabilities	71,883	64,882

Secured promissory note	23,367	22,947
Non-current portion of capital lease obligations	558	1,011
Other long-term liabilities	3,540	695
Total liabilities	99,348	89,535

Shareholders’ equity:
Series A preferred stock, $.001 par value; 31,000,000
shares authorized; issued and outstanding
20,625,564 and 20,024,832 shares, respectively	51,697	49,883
Common stock, $.001 par value; 80,000,000
shares authorized; issued and outstanding
11,983,417 and 11,490,537 shares, respectively	12	12
Additional paid-in capital	54,351	54,121
Accumulated deficit	(48,901)	(27,298)
Total shareholders’ equity	57,159	76,718
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$156,507	$166,253

See notes to unaudited condensed consolidated financial statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(Restated–		(Restated-
		See Note 1)		See Note 1)
Net revenues:
Products	$52,442	$54,404	$160,851	$121,224
Services	17,313	14,598	51,859	44,377
Total net revenues	69,755	69,002	212,710	165,601

Costs and expenses:
Cost of products sold	44,068	47,043	136,917	104,420
Cost of services provided	10,966	8,730	32,655	26,156
Selling, general and administrative expenses	17,445	12,939	55,196	36,920
Restructuring	-	-	4,539	-
Total costs and expenses	72,479	68,712	229,307	167,496

(Loss) income from operations	(2,724)	290	(16,597)	(1,895)
Interest expense, net	(1,259)	(631)	(3,833)	(4,344)
Other expenses	(335)	-	(400)	-

Loss before income tax provision	(4,318)	(341)	(20,830)	(6,239)

Provision for income taxes	236	179	774	179

Net loss	$(4,554)	$(520)	$(21,604)	$(6,418)

Preferred stock dividend	(915)	-	(2,238)	-

Net loss available to common shareholders	$(5,469)	$(520)	$(23,842)	$(6,418)

Net loss per common share:
Basic and Diluted	$(0.46)	$(0.06)	$(2.04)	$(0.82)

Weighted average number of common shares
outstanding:
Basic and Diluted	11,831	8,562	11,689	7,822

See notes to unaudited condensed consolidated financial statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2006	2005
		(Restated-
		See Note 1)
OPERATING ACTIVITIES:
Net loss	$(21,604)	$(6,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	193	124
Depreciation	4,772	2,255
Amortization of intangibles	2,074	1,694
Amortization of debt discount	420	2,972
Non-cash interest on subordinated promissory notes	1,715	263
Amortization of debt issuance costs	400	-
Stock-based compensation	1,380	61
Non-cash restructuring costs	450	-
Gain on fair value of warrants	-	(1,292)
Changes in operating assets and liabilities net of effect of acquisitions:
(Increase) decrease in assets:
Accounts receivable	(3,144)	(14,524)
Inventories	2,769	219
Prepaid expenses and other current assets	(1,602)	(443)
Other assets	(106)	(211)
Increase in liabilities:
Accounts payable and accrued expenses	4,590	2,831
Deferred revenue	338	161
Net cash used in operating activities	(7,355)	(12,308)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(520)	(13,430)
Additions to property and equipment	(5,554)	(4,853)
Adjustment to purchase price related to acquisition of businesses	-	(1,286)
Decrease in restricted cash	-	1,000
Net cash used in investing activities	(6,074)	(18,569)

FINANCING ACTIVITIES:
(Repayment) borrowing on secured revolving credit facility	(4,537)	250
Borrowings on inventory financing	5,711	1,472
Proceeds from issuance of preferred stock, net	-	18,628
Proceeds from issuance of secured promissory note	-	24,305
Common stock issued from stock options exercised	387	130
Common stock issued under employee stock purchase plan	135	-
Principal payments on capital lease obligations	(438)	(192)
Principal payments on promissory note	(333)	(31)
Net cash provided by financing activities	925	44,562

NET (DECREASE)INCREASE IN CASH	(12,504)	13,685
CASH AT BEGINNING OF PERIOD	18,154	4,010
CASH AT END OF PERIOD	$5,650	$17,695

Supplemental disclosure of non-cash financing activities:
Exchange of convertible subordinated promissory notes for Series A Preferred Stock	$-	$16,499
Series A Preferred Stock dividend accrued	$423	$-
Reclassification of warrant and future rights liability to additional paid-in capital	$-	$5,043
Equipment acquired by capital lease	$-	$644
Supplemental disclosure of non-cash investing activities:
Adjustment to purchase price of subsidiary consisting of common stock	$-	$235
Common stock issued for promissory note payment	$333	$-
Common stock issued in acquisition	$232	$10,740
Non-cash adjustments to goodwill	$2,333	$(600)
Additional liability incurred to settle contingent consideration relative to acquisitions	$1,385	$3,692

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and accruals, consisting of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2007.

Restatement of Prior Financial Statements

The Company has restated its operating results for the three and nine months ended December 31, 2005 for the manner in which it accounted for certain acquisition related costs. As disclosed in prior SEC filings, the Company considered all transition related compensation expense for acquired company employees planned to be separated after acquisition to be additional acquisition cost and accordingly an increase in goodwill. The Company has adjusted its reported results to reflect only the expense specifically identified as severance for acquired company terminated employees as additional acquisition cost and reclassified the remaining related compensation costs to operating expense. The information below reflects the impact of the restatement.

	Three Months Ended
	December 31, 2005
(in thousands, except per share data)	As Reported	As Restated

Consolidated Statement of Operations:
Selling, general and administrative expenses	$12,749	$12,939
Total costs and expenses	68,522	68,712
Income from operations	480	290
Loss before income tax provision	(151)	(341)
Net loss	(330)	(520)
Net loss per common share (basic and diluted)	$(0.04)	$(0.06)

	Nine Months Ended
	December 31, 2005
	As Reported	As Restated

Consolidated Statement of Operations:
Selling, general and administrative expenses	$35,392	$36,920
Total costs and expenses	165,968	167,496
Loss from operations	(367)	(1,895)
Loss before income tax provision	(4,711)	(6,239)
Net loss	(4,890)	(6,418)
Net loss per common share (basic and diluted)	$(0.63)	$(0.82)

	Nine Months Ended
	December 31, 2005
	As Reported	As Restated

Consolidated Statement of Cash Flows:
Net loss	$(4,890)	$(6,418)
Increase in accounts payable and accrued expenses	2,234	2,831
Net cash used in operating activities	(11,377)	(12,308)
Adjustment to purchase price related to acquisition of businesses	(2,217)	(1,286)
Net cash used in investing activities	(19,500)	(18,569)
Non-cash adjustments to goodwill	$-	$(600)

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

Prior to April 1, 2006, the Company accounted for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB Opinion No. 25”). APB Opinion No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. As the stock options granted under these plans typically had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost related to stock options was reflected in the Company’s results of operations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), stock-based compensation was included as a pro forma disclosure in the notes to the condensed consolidated financial statements.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) effective April 1, 2006 (the “adoption date”) using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized in the Company’s statement of operations includes: (a) the estimated expense for stock options and RSUs granted prior to, but not fully vested as of the adoption date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) the estimated expense for stock options and RSUs granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. In determining whether an award is expected to vest, we generally use an estimated forfeiture rate based on historical forfeiture rates. The estimated forfeiture rate is updated for actual forfeitures quarterly. Under the modified prospective transition method, results for prior periods are not restated. No stock-based compensation expense was recognized in the condensed consolidated financial statements related to the ESPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment.

Total stock-based compensation cost recognized in the condensed consolidated statement of operations for the three and nine months ended December 31, 2006 was approximately $463,000 and $1,380,000, respectively. Included in these amounts are expenses related to RSUs of approximately $79,000 and $257,000, respectively, which would have been included in the Company’s results of operations under the provisions of APB Opinion No. 25. The expense related to RSUs is therefore excluded from the impact of the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s loss before income taxes and net loss for the three and nine months ended December 31, 2006 were increased by $384,000 and $1,123,000, respectively. No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets. The implementation of SFAS No. 123(R) reduced basic and diluted earnings per share by $0.03 for the three months ended December 31, 2006 and by $0.10 for the nine months ended December 31, 2006, respectively. The implementation of SFAS No. 123(R) did not have a significant impact on cash flows from operations during the nine months ended December 31, 2006.

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

For SFAS No. 123(R) purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2006	2006
Expected term	(a)	5 years
Expected stock price volatility	(a)	77%
Risk-free interest rate	(a)	4.9%
Expected dividend yield	(a)	0%
Weighted-average grant-date fair value of options granted	(a)	$1.68

(a)  There were no stock option grants during the three months ended December 31, 2006.

The expected term is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate is based on United States Treasury instruments and volatility is calculated based on historical volatility. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

The modified prospective transition method of SFAS No. 123(R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123(R) regarding net loss and loss per share as if the Company had accounted for its stock plans under the fair value method. Had compensation expense for the Company’s stock plans been determined consistent with the fair value-based method prescribed by the original provisions of SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation –

Transition and Disclosure”, the Company’s net loss and loss per common share would have been the pro forma amounts indicated below:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
(in thousands, except per share data)	2005	2005
	(Restated-	(Restated-
	See Note 1)	See Note 1)

Net loss – as restated	$(520)	$(6,418)
Deduct: Total stock-based compensation cost using the fair
value method for all awards	(764)	(1,954)
Net loss – pro forma	(1,284)	(8,372)

Basic and diluted net loss per common share – as restated	$(0.06)	$(0.82)
Basic and diluted net loss per common share – pro forma	$(0.15)	$(1.07)

For pro forma purposes, the fair value of stock awards was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions for stock options:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005
Expected term	10 years	10 years
Expected stock price volatility	83.4%	104.7%
Risk-free interest rate	4.5%	4.4%
Expected dividend yield	0%	0%
Estimated fair value per option granted	$3.14	$3.33

Financial Statement Reclassification

Certain prior year’s balances have been reclassified to conform to the December 31, 2006 presentation.

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

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 21.5 million and 27.4 million common shares as of December 31, 2006 and 2005, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the periods presented herein since the effect of such securities would be anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS 157 will have an impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. We currently do not expect that the adoption of SAB 108 will have a material impact on our financial position, results of operations and cash flows.

NOTE 3. RESTRUCTURING AND OTHER CHARGES

The Company implemented a cost reduction plan (the “Restructuring Plan”) during the first half of fiscal 2007. The Restructuring Plan was approved by senior management and included significant headcount reductions associated with the final stages of integrating the acquired companies, as well as other cost reductions. This plan resulted in restructuring charges for the six months ended September 30, 2006 totaling $4.5 million; $2.0 million primarily related to a reduction in force of senior and middle management, another $1.0 million related to employee terminations, a charge of $0.8 million related to the closure and underutilization of certain facilities and the remaining $0.7 million was for the write-off of other non-cash items. The Company did not incur any additional charges in the third quarter of fiscal 2007 and does not anticipate any further restructuring charges during the fourth quarter of this fiscal year.

For the nine months ended December 31, 2006 the Company has paid out $1.9 million in cash related to the restructuring and anticipates that the majority of the remaining severance related costs will be paid out over the next two quarters and payment of the lease costs will continue until June, 2011.

Additionally, results for the nine months ended December 31, 2006 include $2.0 million of non-recurring charges. During the most recent quarter the Company recognized $0.6 million in integration costs for plan implementation and personnel redundancy costs. This amount is included in selling, general and administrative expenses (“S,G&A”). The balance of $1.4 million of other one-time charges incurred in the prior quarter consisted of $0.5 million of charges recorded in cost of products sold for a write-off of obsolete inventory obtained as part of prior business acquisitions and $0.9 million of charges to S,G&A.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We have recorded goodwill and other intangible assets related to the acquisitions of DataVox Technologies, Inc., Network Catalyst, Inc., Vector ESP, Inc. and Vector ESP Management, Inc., Info Systems, Inc., Nexl, Inc., and Axcent Solutions, Inc.

At December 31, 2006, the Company had goodwill of $70.0 million compared with $67.1 million at March 31, 2006. The change during the nine months ended December 31, 2006 was due to a purchase price adjustment related to Nexl, Inc. (“Nexl”) of $1.4 million (see Note 8 Acquisitions), the acquisition of Axcent which was completed on April 20, 2006 in the amount of $1.3 million and the balance was for an adjustment to the net realizable value of assets acquired in the prior fiscal year.

Intangible assets consist of the following at:

	December 31,	March 31,
	2006	2006
(in thousands)

Client relationships	$8,915	$8,915
Know-how	710	710
Non-compete agreements	250	250
Total	9,875	9,875
Less accumulated amortization	5,375	3,301

Identified Intangible assets, net	$4,500	$6,574

The intangible assets are being amortized over periods of up to 5 years.

NOTE 5. CREDIT FACILITIES

The Company has a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit Inc. (“CIT”) and an Amended and Restated Loan and Security Agreement (the “New Textron Facility”), which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the Company from CIT are also reduced by amounts borrowed under the New Textron Facility. Effective the second quarter of fiscal 2007, CIT reduced the amount the Company can borrow under the CIT Facility by requiring an availability reserve of $3 million. The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Liquidity of not less than $3 million measured on a weekly basis, Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of December 31, 2006, the Company was not in compliance with all covenants prescribed under the CIT Facility and the New Textron Facility; however, the Company received waiver letters from both CIT and Textron.

Available funds under both the CIT Facility and the New Textron Facility amounted to $4.9 million at December 31, 2006.

NOTE 6. STOCK PLANS

       Stock Option Plans
       We have adopted the following stock plans:

  a 1993 Employee Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of December 31, 2006, 26,666 shares have been issued upon exercise of options and 120,000 shares are subject to outstanding options;

  a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of December 31, 2006, 77,600 shares have been issued upon exercise of options and 50,600 shares are subject to outstanding options;

  a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of December 31, 2006, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

  a 2000 Long-Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of December 31, 2006, 89,800 shares have been issued upon the exercise of options and 242,300 shares are subject to outstanding awards;

  a 2002 Long-Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of December 31, 2006, 15,000 shares have been issued upon the exercise of options and 60,000 shares are subject to outstanding awards; and

  a 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the award of an aggregate of 4,000,000 shares of our common stock, of which, as of December 31, 2006, 284,450 shares have been issued upon the exercise of options and vested RSUs and 3,072,370 shares are subject to outstanding awards.

     The 1993 Stock Option Plan and the 1996 Stock Option Plan have expired. Accordingly, we can no longer grant options under such plans. The Company has chosen, with the approval of the Board of Directors, not to grant future options from the 1998, 2000 and 2002 Plans. Under the terms of the 2004 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years) and generally expire ten years from the date of grant. At December 31, 2006, we had outstanding options and RSUs to purchase approximately 3.6 million shares of common stock and approximately 612,000 shares of common stock are available for future awards.

A summary of stock option activity under these plans as of December 31, 2006 and changes during the nine months then ended is presented below:

			(In the
			money	Weighted-
			options)	Average
		Weighted-	Aggregate	Remaining
(in thousands, except exercise price)	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Outstanding at April 1, 2006	3,469	$3.21
Granted	557	2.84
Canceled/Expired	(593)	4.08
Exercised	(187)	2.07
Vested
Outstanding at December 31, 2006	3,246	$3.05	$81	6.9 years
Exercisable at December 31, 2006	1,492	$2.66	$81	5.4 years
Expected to vest as of December 31, 2006	1,560	$3.41	$-	8.2 years

The total intrinsic value of options exercised during the nine months ended December 31, 2006 was approximately $78,600. The unrecognized compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 31, 2006 was approximately $3.8 million and is expected to be recognized over a weighted average period of 1.8 years. Approximately 0.2 million shares outstanding as of December 31, 2006 are not expected to vest.

The 2004 Plan allows for the issuance of RSUs which typically vest over four years. A summary of the status of RSUs nonvested shares as of December 31, 2006 and changes during the nine months then ended is presented below:

		Weighted-Average
	Number of	Grant-Date
(in thousands, except fair value price)	Shares	Fair Value

Nonvested at April 1, 2006	420	$2.48

Granted	178	2.26

Vested	(87)	2.68

Forfeited	(125)	2.42

Nonvested at December 31, 2006	386	$2.36

As of December 31, 2006 there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the nine months ended December 31, 2006 was $0.2 million.

NOTE 7. CONTINGENCIES

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

NOTE 8. ACQUISITIONS

On December 1, 2005, the Company acquired all of the stock of Nexl. The results of operations are included in the Company’s financial results beginning December 1, 2005. Goodwill related to the purchase was recorded at approximately $25 million, including expected costs related to employee severance, facilities consolidation and asset valuations. Included in the nine months ended December 31, 2006 is an adjustment to goodwill of $1.6 million. The Nexl purchase agreement provided for a potential additional purchase price payment (the “Earnout”) of up to $1.0 million in cash and 250,000 shares of common stock if certain EBITDA targets for the twelve months ended December 31, 2006 were achieved. The deadline for the delivery of the Earnout calculation to the Nexl shareholders is March 31, 2007. The Company has not yet completed this calculation and has not yet determined if the Earnout will be payable, or if it is payable, whether it will be payable in full. At December 31, 2006 the Company, however, recognized the full Earnout consisting of $1.0 million payable in cash and 250,000 shares of MTM stock valued at $1.54 per share or $385,000, both of which were included in goodwill and in accrued expenses at the end of the period. The Company anticipates that the Earnout, if paid, will be finalized in the first quarter of fiscal 2007. The shareholders of Nexl, who would be entitled to such payment, if due, have signed a subordination agreement with CIT and Textron that, among other things, may defer the payment of the $1.0 million in cash in the event a default (as defined in the CIT Facility or the New Textron Facility) exists or would exist following such repayment. The remaining adjustment to goodwill is related to a $0.2 million decrease in the net realizable value recorded in the second quarter of assets acquired.

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

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
(in thousands, except per share data)	2005	2005
	(Restated-	(Restated-
	See Note 1)	See Note 1)

Net revenues	$81,537	$218,242
Net loss	(1,820)	(8,062)

Basic and diluted net loss per common share	$(0.17)	$(0.76)

NOTE 9. SERIES A PREFERRED STOCK AND NOTES AND LONG TERM DEBT

Series A Preferred Stock and Notes

“Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot,” “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to the BSC Employee Fund VI, L.P., “CVC refers to the CVC Partners II, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation,” and together with Pequot, (the “Investors.”)

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

During the year ended March 31, 2005, the Investors received $41.0 million of Series A Convertible Preferred Stock and associated common stock warrants. During the year ended March 31, 2006, the Investors purchased an additional $19.0 million of Series A Convertible Preferred Stock, and associated common stock warrants. The Company allocated and recorded $16.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $2.6 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing Black-Scholes.

The following table sets forth the Series A Preferred Stock and associated warrants issued to the Investors under the Pequot Agreement and the Pequot/Constellation Purchase Agreement, including in-kind dividends paid.

	No. of Shares	Conversion
	(in thousands)	Price

Series A-1 Convertible Preferred Stock	3,353	$2.15
Series A-2 Convertible Preferred Stock	2,060	$2.75
Series A-3 Convertible Preferred Stock	3,962	$3.25
Series A-4 Convertible Preferred Stock	8,081	$3.25
Series A-5 Convertible Preferred Stock	3,170	$3.25
	20,626

	No. of Warrants
	(in thousands)	Exercise Price
Common Stock Warrants	500	$2.46
Common Stock Warrants	400	$3.44
Common Stock Warrants	2,758	$4.06
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

The Company originally assigned a value of $6.8 million to the beneficial conversion feature of the Series A-4 Notes and the common stock warrants issued in connection therewith (the “Series A-4 Warrants”), and the Investors’ option to acquire additional Series A-4 Notes and Series A-4 Warrants and to acquire Series A-5 Notes based on the relative fair values using Black-Scholes at the date of issuance and recorded this value as a discount to the Series A-4 Notes when issued. This discount was accreted to interest expense over the term of the applicable Series A-4 Notes. During the period ended June 30, 2005, the discount accreted to interest expense amounted to approximately $2.9 million.

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. As of December 31, 2006, the Company has accrued $2.2 million in preferred dividends which was charged to equity. Until May 21, 2008 dividends may at the option of the Company, be paid in cash or shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. The Series A purchase prices range from $2.15 to $3.25. During the third quarter of fiscal 2007 the Company paid $1.8 million in preferred dividends for the period May 21, 2006 to November 20, 2006 in the form of 600,732 shares of Series A Preferred Stock. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

Long-Term Debt-Secured Promissory Note

On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager, (“Columbia Partners”) and National Electric Benefit Fund, as Lender (the “Lender”), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”).

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. As of December 31, 2006, $2.8 million in interest has been accrued on the Note, of which $0.4 million has been paid in cash, $0.1 million is accrued and payable within the next quarter, and $2.3 million is accrued and is payable at maturity. The Note is secured by a subordinated lien on the assets of the Company. In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by independent valuation utilizing Black-Scholes.

The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of December 31,

2006, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ended December 31, 2006 and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. The Company received a waiver letter in November 2006 from Columbia Partners, which included a waiver of the Consolidated Senior Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio until the end of the four fiscal quarters ending on March 31, 2008.

NOTE 10. SEGMENT INFORMATION

The Company currently operates only within the United States. Substantially all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold; the type and class of clients for products and services; the methods used to deliver products and services and regulatory environments.

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

  the competitive environments within the industries in which we operate;

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K/A. There have been no material changes to these policies during the first nine months of fiscal 2007.

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

As of December 31, 2006 the Pequot and Constellation investment has totaled $60 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. We believe that there is an opportunity to consolidate similar businesses throughout the United States. The Company expects to focus its acquisition strategy on businesses providing networking, messaging, storage and security solutions. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions through December 31, 2006 of providers of advanced technology solutions and products. We have spent the last few fiscal quarters integrating those businesses, building necessary infrastructure and centralizing operations in an effort to provide our customers with a national strategy to enhance customer service and to be able to provide customers with a wide offering of practices. We believe that the Company is poised to focus on enhancing our relationship with customers and to operate our business in a more efficient and effective manner.

The Company continues to seek acquisitions that will further the Company’s growth and operating strategies. As additional companies are acquired, the sales mix, market focus, cost structure and operating leverage may change significantly. As of the date of this Form 10-Q, we did not have any formal or informal agreements or understandings with respect to any material acquisitions.

Consolidated Results of Operations

     The following table sets forth for the periods presented information derived from our unaudited consolidated statement of operations expressed as a percentage of net revenues, unless otherwise noted:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(Restated-		(Restated-
		See Note 1)		See Note 1)
Net revenues:
Products	75.2%	78.8%	75.6%	73.2%
Services	24.8%	21.2%	24.4%	26.8%
Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit – products (a)	16.0%	13.5%	14.9%	13.9%
Gross Profit – services (a)	36.7%	40.2%	37.0%	41.1%
Gross Profit – total	21.1%	19.2%	20.3%	21.2%
Selling, general and administrative
expenses (b)	25.0%	18.8%	25.9%	22.3%
Restructuring	0.0%	0.0%	2.1%	0.0%
Operating (loss) income	(3.9%)	0.4%	(7.8%)	(1.1%)
Interest expense (c)	1.8%	0.9%	1.8%	2.6%
Net loss	(6.5%)	(0.8%)	(10.2%)	(3.9%)

(a)	Expressed as a percentage of the applicable product or service revenue.

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

Three and Nine Months Ended December 31, 2006, as Compared to the Three and Nine Months Ended December 31, 2005

Net Revenue

Net revenues for the three months ended December 31, 2006 increased $0.8 million, or 1.1%, to $69.8 million. The three months ended December 31, 2006 included a full period of the revenue of Nexl, Inc. (“Nexl”), which was acquired in December 2005. The increase in net revenues for the three month ended December 31, 2006 was due to an increase in service revenue of $2.7 million, partially offset by a decrease in product revenue of $2.0 million. The increase in service revenue was attributable to the inclusion in the current period of a full quarter of Nexl’s service revenue, as well as success in the leveraging of the rollout of new practices into existing customer accounts. The decrease in product revenue was due to the Company’s strategy of not pursuing lower margin product business, as well as a change to a referral fee program by one of the Company’s software vendor partners. Under the old program, MTM recognized the gross revenue and cost related to certain products sales. Under the new program, MTM is paid a referral fee for these product sales. The referral fee is typically equal to the net gross margin that would have been recognized under the prior program.

Net revenues for the nine months ended December 31, 2006 increased $47.1 million, or 28.4%, to $212.7 million. The increase in revenue is primarily due to the acquisition of Nexl in December 2005.

Gross Profit

Gross profit for the three months ended December 31, 2006 increased $1.5 million, or 11.3%, to $14.7 million. Product gross margin was 16.0% for the quarter ended December 31, 2006 and 13.5% for the quarter ended December 31, 2005. Service gross margin was 36.7% for the quarter ended December 31, 2006 and 40.2% for the quarter ended December 31, 2005.

For the nine months ended December 31, 2006 gross profits increased $8.1 million, or 23.2% to $43.1 million. Product gross margin for the nine months ended December 31, 2006 was 14.9% in the period as compared with 13.9% for the nine months ended December 31, 2005. Included in product costs for the nine months ended December 31, 2006 were one time charges of $0.5 million related to a write-off of obsolete inventory purchased as part of prior business acquisitions. Service gross margin was 37.0% for the nine months ended December 31, 2006 as compared with 41.1% for the comparable prior year period.

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

Selling, General and Administrative

Selling, general and administrative expenses (S,G&A) for the three months ended December 31, 2006 increased by $4.5 million, or 34.8%, to $17.4 million. For the nine months ended December 31, 2006 S,G&A increased by $18.3 million, or 49.5%, to $55.2 million. These increases were due primarily to the inclusion of a full period of operating expenses for Nexl, increased operating expenses attributable to the expansion of corporate administration necessary to support the Company’s expected future growth and acquisitions, and transition costs related to the integration of our national infrastructure. Additionally results for the current periods include the impact of adopting SFAS No. 123(R). Stock-based compensation cost recognized in the condensed consolidated statement of earnings for the three and nine months ended December 31, 2006 was approximately $0.4 million and $1.1 million respectively. Reflective of both periods were higher depreciation expenses related to recent investments in capital assets.

Restructuring

Results for the nine months ended December 31, 2006 include a restructuring charge of $4.5 million incurred during the first half of this fiscal year primarily related to a reduction in workforce of $3.0 million in accordance with our integration and cost reduction plans, a charge for unused or underutilized facility costs of $0.8 million, and other related restructuring charges of $0.7 million. There were no comparable charges in the quarter ended December 31, 2006 or in the prior year periods. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these cost savings initiatives.

EBITDA

Earnings before interest, taxes, depreciation, amortization, stock-based compensation cost and other expense (“EBITDA”) amounted to $0.1 million for the quarter ended December 31, 2006, as compared to $1.8 million in the comparable fiscal 2006 quarter. Third quarter EBITDA for fiscal 2007 includes $0.6 million of integration costs, which are not expenses in the corresponding prior period and an increase in S,G& A expenses primarily related to a full period of expenses for Nexl as well as increased corporate expenses as noted above. EBITDA for the nine months ended December 31, 2006 amounted to negative $8.4 million as compared to a positive $2.1 million for the nine months ended December 31, 2005. The reduction in EBITDA for nine months ended December 31, 2006 was primarily the result the increase in S,G&A expenses described above, as well as the impact of the $4.5 million of restructuring charges which was not an expense in the corresponding prior period. The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005
		(Restated-		(Restated-
		See Note 1)		See Note 1)
EBITDA	$51	$1,833	$(8,371)	$2,114
Depreciation and amortization	2,312	1,531	6,846	3,948
Interest expense (a)	1,259	631	3,833	4,344
Stock-based compensation cost	463	12	1,380	61
Other expense	335	-	400	-
Income taxes	236	179	774	179
Net loss	$(4,554)	$(520)	$(21,604)	$(6,418)

(a)           Included in the nine months ended December 31, 2005 is $3.2 million of non-cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005.

We believe that EBITDA, which is not a recognized measure for financial presentation under GAAP, provides investors and management with a useful supplemental measure of our operating performance because it more closely approximates the cash generating ability of the Company as compared to operating income (loss). Operating income (loss) includes charges for depreciation and amortization of intangible assets as well as stock-based compensation cost. These non-GAAP results should be evaluated in light of our financial results prepared in accordance with GAAP. EBITDA is not a recognized measure for financial statement presentation under GAAP. Non-GAAP earnings measures do not have any standardized definition and are therefore unlikely to be comparable to similar measures presented by other reporting companies. This non-GAAP measure is provided to assist readers in evaluating our operating performance. Readers are encouraged to consider this non-GAAP measure in conjunction with our GAAP results.

Interest Expense

Interest expense was $1.3 million for the quarter ended December 31, 2006 compared to $0.6 million for the quarter ended December 31, 2005. The increase in interest for the quarter is primarily due to a full period of interest on the secured promissory note entered into in late November of the third quarter of fiscal 2006 coupled with the impact of higher average borrowings and related interest costs on our credit facilities. Interest for the nine months ended December 31, 2006 decreased $0.5 million, to $3.8 million compared to $4.3 million for the comparable prior year period. Included in the nine months ended December 31, 2005 is $3.2 million of non-cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005. This decrease was partially offset by the impact of a full nine months of interest on the Columbia debt combined with higher average borrowings and related interest costs on our working capital lines.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	December 31,	March 31,
(in thousands)	2006	2006

Cash	$5,650	$18,154
Working capital	$(7,734)	$10,704
Current ratio	.89 to 1	1.16:1
Secured financing facilities	$21,732	$20,557
Secured promissory note	$23,367	$22,947

For the nine months ended December 31, 2006 cash decreased $12.5 million to $5.6 million compared with $18.1 million at March 31, 2006, due primarily to the loss incurred during the period, increased working capital needs and the cost of capitalization of internal costs relating to software development and infrastructure investment. Working capital at December 31, 2006 was a deficit of $7.7 million as compared to working capital of $10.7 million at March 31, 2006. Included in current liabilities at December 31, 2006 are obligations of $21.7 million relating to the Company’s secured financing facilities, described below.

The Company has a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit Inc. (“CIT”) and an Amended and Restated Loan and Security Agreement (the “New Textron Facility”) which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the Company from CIT are also reduced by amounts borrowed under the New Textron Facility. Effective the second quarter of fiscal 2007, CIT reduced the amount the Company can borrow under the CIT Facility by requiring an availability reserve of $3 million. The CIT Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Liquidity of not less than $3 million measured on a weekly basis, Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of December 31, 2006, the Company was not in compliance with all covenants prescribed under the CIT Facility and the New Textron Facility; however, the Company received waiver letters from both CIT and Textron.

The Company’s outstanding debt and available funds under both the CIT Facility and the New Textron Facility amounted to $21.7 million and $4.9 million, respectively at December 31, 2006.

On November 23, 2005 the Company entered into a secured credit agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager, (“Columbia Partners”) and National Electric Benefit Fund, as Lender (the “Lender”), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25.0 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”). The Company used a portion of the funds to finance the acquisition of Nexl, Inc. on December 1, 2005.

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or upon the occurrence of certain liquidity events, the

Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. As of December 31, 2006, $2.8 million in interest has been accrued on the Note, of which $0.4 million has been paid in cash, $0.1 million is accrued and payable within the next quarter, and $2.3 million is accrued and is payable at maturity. The Note is secured by a subordinated lien on the assets of the Company. In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited $2.2 million to additional paid-in capital for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by an independent valuation utilizing Black-Scholes.

The Note requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of December 31, 2006, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ended December 31, 2006 and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. The Company received a waiver letter in November 2006 from Columbia Partners which included a waiver of the Consolidated Senior Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio until the end of the four fiscal quarters ending on March 31, 2008.

As of December 31, 2006 the Pequot and Constellation investment totaled $60 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company currently does not have any other agreements, arrangements or understandings with respect to any prospective material acquisitions.

Cash used in operating activities was $7.4 million for the nine months ended December 31, 2006, derived from a net loss of $21.6 million plus an increase in net operating liabilities of $2.8 million and non-cash charges of $11.4 million during the period. The increase in net operating liabilities relates primarily to an increase in accounts payable due to the timing of vendor payments and the increase in accrued expenses as a result of the restructuring and integration plans as well as $1.4 million accrued in the current period related to an earned payout for Nexl. These increases were partially offset by an increase in receivables as a result of strong product revenues in December.

Cash used in investing activities was $6.1 million for the nine months ended December 31, 2006 as a result of the acquisition of Axcent for $0.5 million and the additions to capital expenditures which approximated $5.6 million including capitalized costs related to the internal development of purchased and developed software and infrastructure investment of $2.7 million. The Company has no plans for any material purchases of property and equipment including capital software projects for the balance of the fiscal year.

Cash provided by financing activities was $0.9 million for the nine months ended December 31, 2006, primarily the result of higher net borrowings on our working capital lines of $1.2 million plus cash proceeds received from the exercise of stock options of $0.4 million offset by principal payments made on our long-term debt obligations of $0.8 million.

The Company sustained net losses during the years ended March 31, 2005, and 2006 and for the three and nine month periods ended December 31, 2006. At December 31, 2006 the Company had a net working capital deficit of $7.7 million. Net of the Company’s secured credit facility, working capital was $14.0 million. The Company has made a concerted effort in the current fiscal year to improve its working capital position. These have included a $4.5 million restructuring, other cost control initiatives, and the discontinuation of certain sales of low margin products. The Company anticipates that its available cash together with its credit facilities, will provide the Company with the capital necessary to meet its obligations as they come due in the foreseeable future. The Company currently has no commitments for material capital expenditures. The Company may seek additional capital or financing arrangements to consummate future acquisitions or meet working capital needs, however, no assurance can be given that such financing may be obtained.

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

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of December 31, 2006 are approximately $17 million.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS 157 will have an impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. We currently do not expect that the adoption of SAB 108 will have a material impact on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest on our financing arrangements are based on the prime rate, consequently, any changes in that rate will impact our interest expense. Based on the average current level of borrowings of approximately $21.5 million, a 0.25% increase in the prime rate would translate to an approximate $53,750 increase in our annual interest expense. The Company does not currently hedge interest rate exposures.

There has been no material change in credit risk or accounts receivable risk discussed in Item 7 of the Company’s Fiscal 2006 Annual Report on Form 10-K/A.

Item 4. Controls and Procedures

An evaluation was performed, as of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (‘CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including the CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control

There have been no changes made in our internal controls over financial reporting identified in connection with our evaluation as of the end of our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our CEO and CFO have concluded that the controls and procedures evaluated are effective at the “reasonable assurance” level.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: November 21, 2006), filed with the Securities and Exchange Commission on November 27, 2006 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on December 14, 2006. At the Annual Meeting the following proposals were adopted by the vote specified below:

Proposal No. 1: The election of seven directors to serve until the next Annual Meeting of Shareholders of the Company or until such person shall resign, be removed or otherwise leave office:

	Total Votes Cast
	For	Withheld
Gerald A. Poch	29,063,834	438,069
Francis J. Alfano	28,767,978	753,925
William Lerner	29,158,258	363,645
Alvin E. Nashman	29,158,258	363,645
Arnold J. Wasserman	29,158,258	363,645
Richard R. Heitzmann	29,150,266	371,637
Thomas Wasserman	29,160,716	361,187

Proposal No. 2: The proposal to approve the exercise of the Series A-5 Warrants to purchase 450,000 shares of our common stock at $4.06 per share:

Vote	Number of Votes Cast
For	24,447,490
Against	411,995
Abstain	13,353
Broker Non-Votes	3,487,098

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

_________
     *           Incorporated by reference. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTM TECHNOLOGIES, INC.

February 14, 2007	By:	/s/ Francis J. Alfano
Francis J. Alfano, Chief Executive Officer
(Principal Executive Officer)

February 14, 2007	By:	/s/ J.W. Braukman III
J.W. Braukman III, Chief Financial Officer
(Principal Financial and Accounting Officer)

MTM Technologies, Inc.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended December 31, 2006

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