Form 10-K
period 2007-03-31
MTM Technologies, Inc.
filed 2007-06-29
CIK 906282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007
OR
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether registrant is a shell company. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at September 30, 2006, was $22.7 million based on the closing sale price of the registrant’s common stock on such date of $2.09 per share, as reported by The NASDAQ Stock Market, Inc.

There were a total of 13,225,837 shares of the registrant’s common stock outstanding as of June 20, 2007.

Documents Incorporated by Reference:
None

MTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended March 31, 2007

Introductory Comment—Terminology

           Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “our company” refers to MTM Technologies, Inc. (“MTM”) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

          “Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot,” “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to The BSC Employee Fund VI, L.P., “CVC” refers to CVC II Partners, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation,” and together with Pequot, the “Investors.”

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

•	our ability to successfully integrate the companies we have acquired into our operations;

•	our ability to raise additional capital, if and as needed;

•	the competitive environments within the industries in which we operate;

•	the cost-effectiveness of our product and service development activities;

•	the extent that our sales network and marketing programs achieve satisfactory response rates;

•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate; and

•	the other risks detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

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

i

PART I

Item 1. Business

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

          Our clients consist of middle market corporations (generally those with $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational, financial and health-care institutions. We serve clients in most major US metropolitan markets.

Business Strategy

          Our strategy is to be the national leader in providing IT solutions to the middle market. Since July 2004, we have grown significantly, acquiring six companies and increasing our annual revenue 426% from fiscal 2004 to fiscal 2007. The most recent of these acquisitions was completed in April 2006. Since that time we have focused on integrating the operations of the acquired companies in order to improve our earnings and cash flow. Although we currently are not actively seeking acquisition candidates, we believe that growth through acquisition will continue to be an important component of our long-term strategy. The following are key components of our strategy to improve our earnings and cash flow.

          Focus on strategic service offerings and increase our overall percentage of services revenue

          We intend to increase our service revenue, which generates superior gross margin contributions, as a percentage of overall revenue. This will include focusing on those product sales that are typically coupled with the highest percentages of service revenue, a concept we refer to as “pull-through,” as well as adjusting the compensation plans of our direct sales force to emphasize the sale of solutions and managed services. We believe that our offerings in Access, IP telephony, and Networking offer the greatest opportunity in these areas. Additionally, we believe that our national footprint will allow us to more effectively execute this strategy.

          Focus in key industry verticals

          We intend to increase our focus on selling our solutions to selected industry segments or industry “verticals” that we believe have the greatest potential for revenue growth and gross margin improvement. This effort will include greater alignment of our sales and services resources in those selected verticals.

          Rationalize product sales

          We believe that we can improve the overall profitability of our product resale business by focusing on selling the products of certain vendors, typically those for whom we sell the largest volume of products, and eliminating or deemphasizing smaller and less profitable vendors. We believe that by properly rationalizing our product sales we will reduce the extra cost burden associated with supporting a large number of smaller vendors.

          Leverage our current customer base

          We have an existing customer base of over 6,000 clients. Many of our clients are currently utilizing only a small portion of our overall solutions. Our sales professionals are actively revisiting our existing client base and introducing them to our complete set of offerings with the goal of having those clients purchase additional offerings thereby gaining an increased percentage of such client’s total IT spending.

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

          Technology Partners

          We maintain strategic relationships with many of today’s leading hardware and software technology manufacturers enabling us to deliver to our clients advanced and comprehensive solutions at competitive prices. For example, we are a Cisco Gold partner, a Citrix Platinum Solutions Advisor, a Hewlett Packard Gold partner, a Microsoft Gold partner, an EMC Velocity Premier partner, a Sun Advantage partner, an Avaya Platinum partner, and a Captaris Platinum partner. For those manufacturers that we believe are critical to our client’s technology infrastructure we generally hold the highest levels of certification granted by such manufacturers. We work with our strategic partners to develop national training programs to ensure consistent service delivery methodologies across our entire national footprint. With our approximately 350 technical professionals nationwide, we train and certify our service professionals to maintain the highest levels of manufacturer certifications and authorizations. We often times work in conjunction with our partners to utilize our own accredited professional training service centers to train and deliver technical content to our service professionals.

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

          For clients who require their purchased products to be staged, pre-configured, field tested, assembled or integrated, we provide these services in one of two staging facilities (located in California and Delaware). Staging can be provided with or without the client’s participation, as directed by the client.

          Managed Services

          Our automated remote management system and proactive support services monitor, manage, and protect our clients’ business-critical infrastructure and applications from down time and failure.

          Remote Monitoring & Management. Our automated remote management system provides our clients with real-time monitoring of their computing and storage systems, IP telephony systems and network infrastructure to immediately detect component failures, critical security events (such as hacking attempts), and deteriorating performance, with reporting on key operating metrics of these systems. The system is a combination of our proprietary network management and monitoring software and third party licensed software. Monitoring of our clients’ networks is performed by our certified engineering staff operating on a 24x7x365 basis from our network operations centers (“NOC”). Our NOCs are located on the east and west coasts.

          Hosting. In addition to monitoring, our managed services include managed hosting. We offer our customers a choice of two collocation facilities to host their computing systems. Our field engineering resources are available in each of our regions to provide field support and technical resources in connection with our managed services.

          Remote Support. Our remote phone support service is a virtual extension of our clients’ IT staff. We provide support for a wide range of technologies including Microsoft, Citrix, Sun, Cisco and Captaris.

          Remote Helpdesk. Our helpdesk services provide end-user support customized to meet our clients’ specific application requirements. All helpdesk analysts are HDI (Help Desk International) certified and available 24x7.

          IT Outsourcing. Many of our potential clients have adopted an approach to technology of focusing on their core business competencies, while outsourcing non-core technology systems. These clients, however, often find it more cost-effective to outsource than to fund the cost of a full-time internal IT staff to operate the sophisticated technology systems necessary to support their core business. Additionally, some clients are faced with extensive legal and regulatory compliance mandates that require sophisticated technology solutions. Again, for some of these clients, maintaining a full-time internal staff to operate those systems is not feasible. Our IT outsourcing solutions provide a cost effective solution to such clients by providing targeted support to fill gaps in their technology staffing on a project basis.

Industry

          The IT solution and service provider industry is a multi-billion dollar industry that is focused on providing services to clients in building and maintaining IT infrastructures, safeguarding data and systems, optimizing applications and ensuring regulatory compliance. Industry participants face intense competition, the challenge of constant technological advancement and the ongoing need for business process optimization. The outsourcing of computer solutions is a rapidly growing trend in which a client company obtains all or a portion of its data processing requirements from an IT solutions provider, such as us, that specializes in the computer service, product or application required by the client.

          We believe the strongest demand for our IT solutions is amongst companies which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives. These companies often rely on IT service providers to help implement and manage their systems. However, many of these companies rely on multiple providers for their IT needs. Generally, we believe that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies’ needs.

          Companies have recognized the importance of IT systems in supporting their business processes and are turning to IT solutions to compete more effectively. At the same time the process of designing, developing and implementing IT solutions has become increasingly complex. The accelerated rate of development of new technologies is placing increasing demand on our clients to understand the opportunity and impact that these technologies can have on their business. IT services organizations like ours are faced with an increasing demand to keep up with these developments so as to effectively serve as consultants and advisors to our clients.

          Consolidation of clients’ voice and data communications to IP-based networks and advances of virtualization at the device and application level are indicative of a trend toward a more centralized computing model. This cycle, which started with mainframes, then workgroup mini-computers, then highly distributed applications running on micro-computers and PCs, may now be returning to a model where an increasing portion of business applications are implemented in a centralized computing model, using increasingly sophisticated terminal services to access these applications. This shift may be one of the most significant developments driving the re-definition by IT providers of product and service solutions for the foreseeable future.

Sales and Marketing

          Our primary target market for acquiring new clients consists of middle market corporations (generally those worth $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational, financial and health-care institutions. We further define our target market as organizations with 100 to 3,000 technology seats in a single or in multiple US locations.

          Sales. We have a direct sales force in the United States consisting of account executives, sales assistants, and subject matter expert sales personnel located in six areas (New York City Metro, New England, Mid-Atlantic, Central, and Pacific Southwest and Northwest), each of whom report to an area vice president of sales. Account executives have the direct responsibility for selling and account management and the adoption of our technology at customer sites. A subject matter expert sales specialist is a quota-carrying, outbound sales professional with generally ten-plus years of relevant experience and with advanced knowledge of a specific technology or solution.

          Indirect Sales. Through our partnership organization, we seek to build a set of relationships with strategic partners and value added resellers, in order to establish, and then expand an indirect channel of sales for our products.

          Marketing. Our marketing strategy is to position ourselves as the premier IT solutions to the middle market. We do this primarily through demand generation activities, and by identifying new business opportunities. Demand generation activities are targeted to both vertical markets (e.g. industry-specific markets such as financial services, healthcare, government, and retail) and horizontal markets, consisting primarily of national and regional events, trade shows, and advertising. Event and trade show attendance is driven by targeted mass email campaigns and telemarketing. Most marketing initiatives involve participation by one or more of our technology partners, which both enhances our visibility and resources, and significantly defrays our out-of- pocket marketing costs. We also identify business opportunities through new and existing contacts generated by our sales force.

Acquisitions

          Since July 2004, we have acquired six companies, either through the purchase of operating assets or the acquisition of capital stock:

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

          The most recent of these acquisitions was completed in April 2006 and since that time we have focused on integrating and improving the operations of our acquired companies. Although we currently are not actively seeking acquisition candidates, we believe that growth through acquisition will continue to be an important component of our long term strategy.

Suppliers

          We purchase software, computers and related products directly from numerous suppliers as either an authorized dealer or a value added reseller. We have entered into authorization agreements with our major suppliers. Typically, these agreements provide that we have been appointed, on a non-exclusive basis, as an authorized dealer and systems integrator of specified products of the supplier at specified locations. Most of the authorization agreements provide that the supplier may terminate the agreement with or without cause upon 30 to 90 days notice or immediately upon the occurrence of certain events. If these agreements are terminated, we may have difficulty in obtaining inventory at a sufficiently low cost to allow for resale at a competitive price.

          We receive certain discretionary cost subsidies, typical for the industry, from certain major suppliers to promote sales and support activities relating to their products. We have used these funds to subsidize marketing, advertising and our connectivity and communication laboratory.

          Our suppliers generally permit us to pass through to clients all warranties and return policies applicable to the suppliers’ products. To date, we have experienced few returns of product and have generally been reimbursed by the suppliers for most warranty work done for clients. All service work after the expiration of the warranty period is at the client’s expense. We offer service contracts of varying lengths under which we agree to be responsible for all service costs for a fixed term in exchange for a set fee paid by the client.

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

Proprietary Information

          We do not hold any patents, but have several trademarks and service marks. We also may affix copyright notices on our support service, training and service manuals. While such protection may become important to use, it is not considered essential to the success of our business. We rely on the know-how, experience and capabilities of our management, sales and service personnel. We require our employees to sign confidentiality or non-solicitation agreements.

Employees

          As of March 31, 2007 we employed approximately 636 associates (as measured on a full-time equivalent basis) in the United States. Of these associates, 37 were in management, 125 were in sales and marketing, 329 were in technical support, and 145 were in operations, finance and administration. At fiscal year end none of our personnel was represented by a union.

Item 1A. Risk Factors

Risks Relating to Our Business

          We have incurred losses in our last 3 fiscal years and our losses may continue.

          We incurred a net loss of approximately $32.0 million for our fiscal year ended March 31, 2007, $8.5 million for our fiscal year ended March 31, 2006 and $8.6 million for our fiscal year ended March 31, 2005. Our net losses may continue and our ability to achieve and sustain profitability will be impacted by the following:

•	Our access to sufficient working capital and vendor credit to fund our sales and other operating activities.

•	Our revenue may not increase or even remain at its current level.

•

Our operating expenses may increase as we continue to develop our business. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable.

•	If we fail to reach profitability or sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

•

Our ability to increase our Access, IP Telephony, Networking solution revenue and our Managed Services revenue to improve overall service margins, as well as our ability to leverage our current customer base and sell to selected industry segments or industry “verticals.”

•

Our ability to keep pace with rapidly changing technology and frequent introductions of new IT products, services, and product and service enhancements, and our ability to fulfill increasingly sophisticated client requirements.

•

Our ability to attract, train, retain and motivate qualified IT, sales and senior management personnel in a market place where competition for qualified personnel is significant. There is a shortage of qualified personnel in these fields and we compete with other companies for this limited pool of IT professionals and sales and senior management personnel.

          We require access to significant working capital and vendor credit to fund our day-to-day operations. Our failure to comply with the financial and other covenants under our working capital facility and other credit arrangements could lead to a termination of those agreements and an acceleration of our outstanding debt.

          We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit, Inc. (“CIT”), our amended and restated loan and security agreement (the “New Textron Facility”) with Textron Financial Corporation (“Textron”), and our secured credit agreement (the “Columbia Facility”) with Columbia Partners, L.L.C. Investment Management, (“Columbia Partners”) and National Electric Benefit Fund, (the “Lender”) contain a number of financial and other covenants, including with respect to the CIT Facility and the New Textron Facility minimum consolidated earnings before interest, taxes, depreciation and amortization, consolidated fixed charge coverage ratios, minimum consolidated liquidity and maximum consolidated fixed charges and with respect to the Columbia Facility consolidated senior leverage ratios and consolidated fixed charge coverage ratios. A breach of these financial or other covenants, unless waived, would be a default under each facility. Upon an event of default, each of these lenders may terminate their respective facilities and/or declare all amounts outstanding under such facilities immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under such facilities. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the CIT Facility is dependent upon the amount and quality of our accounts receivable. Significant defaults, or payment delays, of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital.

          The Company received a waiver letter in November 2006 from Columbia Partners which included a waiver of the consolidated senior leverage ratio and the consolidated fixed charge coverage ratio through and including the four fiscal quarters ending March 31, 2008.

          Our vendor agreements and lines of credit are generally terminable by the vendor at any time. Any significant termination of these arrangements could adversely impact our ability to deliver our IT solutions and reduce our working capital availability.

          We may need additional funds to execute our internal growth programs which, if available, could result in an increase in our interest expense or dilution of your shareholdings. If these funds are not available, our business could be adversely affected.

          We may raise funds through public or private debt or equity financing. If funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders may be reduced and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities could have rights, preferences and privileges senior to those of the holders of our common stock and the terms of such debt could impose restrictions on our operations. If additional funds become necessary, additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our growth.

          We are subject to substantial competition which could adversely affect our operating results.

          The markets in which we operate are highly competitive with respect to performance, quality and price. In our professional services business our competition ranges from small, specialty integrators, to other service providers of comparable size and profile to us, as well as large national and global professional services firms and integrators. Our smaller competitors generally are highly focused on their immediate market segment and can respond more quickly to changes in client needs. Our larger competitors generally have greater financial resources and may be able to compete more effectively than we can on prices and payment terms offered to potential clients. This competition impacts our ability to acquire and retain clients and reduces the prices we can charge for our offering.

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

          We are materially dependent on our continued status as an approved reseller of IT products and our continued authorization as an IT service provider. We would be unable to provide the range of products and services we currently offer, including warranty services, without such authorization. Our resale agreements with manufacturers generally are terminable by manufacturers on short notice. The sales of products from our three largest suppliers accounted for 26%, 14% and 11% of all product sales for the year ended March 31, 2007. The loss of one or more of such authorizations could have a material adverse effect on our business and results of operations.

          In addition, our professional services revenues depend in large part on our accreditations with other vendors such as Citrix, Cisco, and Microsoft. Most of our major vendors require that we maintain specifically trained and accredited staff at each of our offices in order to resell and provide services associated with such products. Furthermore, certain such vendors require that we make annual purchases of their products for use in our labs and for marketing purposes. Each vendor independently determines these requirements for those organizations which it authorizes to provide services in connection with their products. If these requirements should become substantially more burdensome, they could affect our business in either of two ways: (1) we would elect not to continue our accreditation with such vendor and forgo the revenues associated with the resale of such vendor’s products and associated services, or (2) we would incur the additional expense associated with additional staff training or equipment purchase requirements. In either case, this could have a negative impact on our operating results.

          The loss of key personnel or difficulties recruiting and retaining qualified personnel could jeopardize the Company’s ability to meet its growth targets.

          The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executive and operating officers and other personnel. We must continue to recruit, retain and motivate management and operating personnel sufficient to maintain its current business and support its projected growth. A shortage or loss of these key employees might jeopardize the Company’s ability to meet its growth targets.

          The success of our business depends on the continued integration of acquisitions.

          We completed several acquisitions and may make additional acquisitions of businesses as part of our long-term strategic growth strategy. Our future performance will depend in large part on our ability to integrate those businesses with our existing operations successfully and to do so profitably. To integrate acquired businesses, it is often necessary or desirable to accomplish one or more of the following:

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

          We may not be able to successfully integrate acquired businesses with existing operations without substantial costs, delays or other problems. As we integrate acquired businesses:

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

          We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. However, we cannot assure that the steps taken in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the alleged infringement. Our inability or failure to establish rights or to protect our rights may have a material adverse effect on our business, results of operations, and financial condition.

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

          Our quarterly operating results have and, in the future, may fluctuate significantly, depending on a variety of factors, many of which are outside of our control. Factors that may affect our quarterly results include:

•	the timing and impact of acquisitions;

•	the demand for our products and services;

•	timing and amount of vendor and manufacturer incentive programs;

•	the size, timing and timely fulfillment of orders for our products and services;

•	the level of product, price and service competition;

•	changes in our sales incentive strategy, as well as sales personnel changes; and

•	general economic conditions and economic conditions specific to the IT market.

          Our operating expenses and capital expenditures are expected to be based in large part on our expectations of future revenues. Therefore, if revenue levels are below expectations, operating results are likely to be adversely affected. Operating results may be disproportionately affected negatively by an unanticipated decline in revenue for a particular quarter because a relatively small amount of our expenses will vary with our revenue in the short term. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance.

          Any future acquisitions may entail significant risks.

          We may pursue opportunities to expand our business through the acquisition of selected companies in targeted markets. The acquisition candidates we review can be large, and their acquisition by us could have a significant and lasting impact on our business. Acquisitions involve numerous risks, including:

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

          In addition, we cannot guarantee that we will realize the benefits or strategic objectives we are seeking to obtain by acquiring any particular company and any acquired company could significantly underperform relative to our expectations. In particular, acquired companies often experience modest revenue declines immediately following the closing of their acquisition.

Risks Involving Our Common Stock

          Pequot can be deemed our controlling shareholder and Pequot’s interests may not be the same as our other shareholders.

          Pequot currently holds approximately 53% of the voting power of our outstanding securities and has the right to acquire up to 57% of our voting securities. Pequot also has the power to nominate two directors to our Board of Directors. Pequot also may receive additional voting power if we were to elect to pay dividends on outstanding Series A Preferred Stock in the form of additional shares of Series A Preferred Stock. As a result, Pequot may be deemed in control because Pequot is in a position to approve, and the approval of Pequot is effectively required to approve any transaction requiring approval of shareholders. These transactions could include mergers, consolidations, dissolutions or sales of assets. These transactions could benefit Pequot at the expense of our other shareholders or benefit Pequot disproportionately when compared to our other shareholders.

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

          As of June 20, 2007, we had outstanding an aggregate of 13,225,837 shares of our common stock and an aggregate of 27,967,857 shares of Series A Preferred Stock which are subsequently convertible into a total of 30,262,971 shares of our common stock. The Investors currently hold warrants to purchase 5,673,995 shares of our common stock. We also have an additional 10,532,143 shares of Series A Preferred Stock authorized but unissued, all of which shares are not reserved for specific purposes, other than pursuant to the anti-dilution provisions of the Series A Preferred Stock or for issuance in lieu of cash dividends on the Series A Preferred Stock, an additional 1,500,000 shares of serial preferred that are not designated as Series A Preferred Stock and an additional (a) 4,386,450 shares of our common stock issuable upon the exercise of stock options or restricted stock units granted or available for grant under our various stock plans and (b) aggregate of approximately 700,000 shares of our common stock issuable upon exercise of other warrants previously granted and outstanding, all as of June 20, 2007. All of such shares may be issued without any action or approval by our shareholders, except as may be limited under NASDAQ Marketplace Rules. Any shares issued by us in the future would further dilute the percentage ownership held by our shareholders.

Item 2. Properties

          Our principal executive offices are located at 1200 High Ridge Road, Stamford, Connecticut. We lease approximately 20,000 square feet at this location. The Company additionally leases approximately 196,000 square feet of space in another 28 locations throughout the United States for regional and administrative offices.

Item 3. Legal Proceedings

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

          Our common stock is traded on The NASDAQ Capital Market under the symbol “MTMC.” Set forth in the following table is the high and low sales prices for our common stock for each of the quarters during our last two fiscal years, based upon data provided by The NASDAQ Stock Market, Inc.:

Fiscal Year Ended March 31, 2007	High	Low

Quarter ended June 30, 2006	$3.98	$2.50
Quarter ended September 30, 2006	4.50	2.03
Quarter ended December 31, 2006	3.90	1.35
Quarter ended March 31, 2007	2.19	1.10

Fiscal Year Ended March 31, 2006	High	Low

Quarter ended June 30, 2005	$4.46	$2.75
Quarter ended September 30, 2005	3.93	2.75
Quarter ended December 31, 2005	4.59	2.53
Quarter ended March 31, 2006	4.90	3.51

Record Holders

          As of June 20, 2007 there were 176 record holders of our common stock. We believe that there are approximately 1,500 beneficial holders of our common stock, based on information gathered in connection with the most recent annual meeting of our shareholders.

Dividends

          We have never declared or paid any dividends to the holders of our common stock and we do not expect to pay cash dividends in the foreseeable future. We currently intend to retain all earnings for use in connection with the further development of our business and for general corporate purposes. Our Board of Directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. In addition, provisions contained in our certificate of incorporation governing the terms of our Series A Preferred Stock, as well as our financing agreements with CIT and Textron, and our financing agreement with Columbia Partners and the Lender place restrictions on our ability to declare or make any cash dividends on our common stock. In addition, our ability to pay cash dividends on our common stock in the future could be further limited or prohibited by the terms of future financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Equity Compensation Plan Information

          The following table sets forth, as of March 31, 2007:

•

the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our shareholders and those granted under plans, including individual compensation contracts, not approved by our shareholders (column A),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

•	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

	Column A	Column B	Column C

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column A)

Equity incentive plans approved by shareholders	3,145,753	$2.95	585,797
Equity incentive plans not approved by shareholders	—		—

Totals	3,145,753	$2.95	585,797

          Equity Compensation Plan Information excludes, for the purposes of Columns A and B, 412,900 Restricted Stock Units with a weighted-average fair value of $1.96.

          On June 6, 2007, the Compensation Committee of the Board of Directors approved an increase in the number of shares available for issuance under the Company’s 2004 Equity Incentive Plan from 4,000,000 to 4,350,000 shares. Column C as presented above does not reflect that increase.

Sales of Unregistered Securities

          Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007 for information concerning unregistered sales of equity securities and the use of proceeds thereof.

Item 6. Selected Financial Data

The following selected financial data have been derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

Statement of Operations Data:

	Year Ended March 31,

	2007	2006	2005	2004	2003

	(In thousands of dollars, except per share amounts)
Net revenues:
Products	$206,917	$175,851	$73,161	$38,976	$34,471
Services	68,061	60,868	28,033	13,288	20,985
Total net revenues	274,978	236,719	101,194	52,264	55,456
Gross profit—products	30,633	25,068	8,915	1,219	2,332
Gross profit—services	24,554	24,288	9,873	1,185	7,713
Gross profit—total	55,187	49,356	18,788	2,404	10,045
Selling, general and administrative expenses (a)	75,167	52,164	22,708	10,025	11,484
Operating loss (b)	(26,036)	(2,808)	(3,920)	(7,621)	(1,439)
Interest expense and other expenses (c)	(5,554)	(5,425)	(4,686)	(488)	(188)
Pre-tax loss	(31,590)	(8,233)	(8,606)	(8,109)	(1,627)
Net loss	(32,017)	(8,474)	(8,619)	(8,109)	(1,211)
Net loss available to common shareholders	(35,185)	(8,474)	(8,619)	(8,109)	(1,211)
Net loss per common share:
Basic and Diluted	(3.00)	(0.99)	(1.51)	(1.72)	(0.26)
Weighted average number of common shares outstanding:
Basic and Diluted	11,741	8,542	5,714	4,723	4,734

(a)

Fiscal 2007 includes $1.9 million of stock-based compensation expense resulting from the adoption of SFAS No. 123(R). Included in the year ended March 31, 2006 is $1.2 million of expense incurred in the first quarter of fiscal 2006 for the settlement of certain executive arrangements and deferred payments relating to the May 2004 Pequot investment. Includes $1.1 million of expenses in the year ended March 31, 2005, for payments made to two officers of the Company in connection with the Pequot investment.

(b)	Fiscal 2007 includes a restructuring charge of $6.0 million.

(c)

Included in the year ended March 31, 2006 is $3.2 million of non cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005. Includes $4.1 million of non cash interest related to convertible debt in the year ended March 31, 2005.

Balance Sheet Data:

	As of March 31,

	2007	2006	2005	2004	2003

	(In thousands of dollars)

Total assets	$149,461	$166,253	$91,169	$19,475	$22,954
Short-term borrowings	22,050	20,557	29,865	9,375	7,099
Long term obligations(including current portion)	24,480	25,186	1,499	100	476
Working capital (deficit)	(12,438)	10,704	(11,350)	(1,277)	6,256
Accumulated deficit	(59,315)	(27,298)	(18,824)	(10,205)	(2,096)
Shareholders’ equity	49,319	76,718	27,578	5,164	13,242

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading national provider of innovative IT solutions, including Access, Convergence, Consolidation, Virtualization, and Managed Services. We enable our clients to achieve improved operational efficiency and to focus on growth, while mitigating the risk of implementing complex IT systems. We achieve these results by providing systems, networking, IP telephony, storage, security and data center infrastructure services that address the full life cycle of a client’s IT requirements from needs analysis, through planning, development, deployment, and testing, to on-going maintenance and support. We combine these services with technology from leading software and hardware manufacturers delivering strategic IT solutions that solve many of today’s business challenges.

Our clients consist of middle market corporations (generally those with $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational, financial and health-care institutions. We serve clients in most major US metropolitan markets.

As of June 20, 2007 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. Since that time we have focused on integrating the operations of the acquired companies in order to improve our earnings and cash flow. Although we currently are not actively seeking acquisition candidates, we believe that growth through acquisition will continue to be an important component of our long-term strategy.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, stock-based compensation, the assessment of recoverability of long-lived assets, and the assessment of recoverability of goodwill and intangible assets.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104. We recognize revenue from the sales of hardware when the rights and risks of ownership have passed to the client, upon shipment or receipt by the client, depending on the terms of the sales contract with the client. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all of the terms and conditions of the client contract. Service contracts generally do not extend over one year, and are billed when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue arrangements generally do not include specific client acceptance criteria. For arrangements with multiple deliverables, delivered items are accounted for separately, provided that the delivered item has value to the client on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Revenue billed on retainer is recognized as services are performed and amounts not recognized are recorded as deferred revenue.

We periodically receive discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to the cost of product sales, when estimable.

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts based on historical experience, customer credit risk and application of the specific identification method. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). The Company uses the Black-Scholes option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statement of operations.

Impairment of Long-lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For goodwill and other intangible assets, we test for impairment on a consolidated basis at least annually or more frequently if we believe indicators of impairment exist. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment.

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our audited consolidated statement of operations expressed as a percentage of net revenues, unless otherwise noted:

	Year Ended March 31,

	2007	2006	2005

Net revenues:
Products	75.2%	74.3%	72.3%
Services	24.8	25.7	27.7

Total net revenues	100.0	100.0	100.0

Gross Profit – products (a)	14.8	14.3	12.2
Gross Profit – services (a)	36.1	39.9	35.2
Gross Profit – total	20.1	20.9	18.6
Selling, general and administrative expenses (b)	27.3	22.0	22.4
Restructuring	2.2	0.0	0.0

Operating loss	(9.5)	(1.2)	(3.9)
Interest expense (c)	1.9	2.3	4.6

Net loss	(11.6)%	(3.6)%	(8.5)%

(a)	Expressed as a percentage of the applicable product or service revenue.

(b)

Fiscal 2007 includes $1.9 million of stock-based compensation expense resulting from the adoption of SFAS No. 123(R). Included in the year ended March 31, 2006 is $1.2 million of expense incurred in the first quarter of fiscal 2006 for the settlement of certain executive arrangements and deferred payments relating to the May 2004 Pequot investment. Includes $1.1 million of expenses in the year ended March 31, 2005, for payments made to two officers of the Company in connection with the Pequot investment.

(c)

Included in the year ended March 31, 2006 is $3.2 million of non-cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005. Includes $4.1 million of non-cash interest related to convertible debt in the year ended March 31, 2005.

Fiscal 2007 Compared to Fiscal 2006

Net Revenue

Net revenues for the year ended March 31, 2007 increased $38.3 million, or 16.2%, to $275.0 million. The increase in revenue is primarily due to the acquisition of Nexl, Inc. (“Nexl”), which was acquired in December 2005. Service revenue over the prior year increased $7.2 million and product revenue increased $31.1 million over the same period. The increase in service revenue was attributable to the inclusion in the current year of a full period of Nexl’s service revenue, as well as success in the leveraging of the rollout of new practices into existing customer accounts. Product revenue was higher than the prior year due primarily to the acquisition of Nexl. Product revenues were negatively impacted in the current year due to the Company’s strategy of not pursuing lower margin product business, as well as a change to a referral fee program by one of the Company’s software vendor partners. Under the old program, MTM recognized the gross revenue and cost related to certain products sales. Under the new program, MTM is paid a referral fee for these product sales. The referral fee is typically equal to the net gross margin that would have been recognized under the prior program.

Gross Profit

Gross profit for the year ended March 31, 2007 increased $5.8 million, or 11.8%, to $55.2 million. Product gross margin was 14.8% for the year ended March 31, 2007 and 14.3% for the year ended March 31, 2006. Included in product costs for the year ended March 31, 2007 were one time charges of $0.5 million related to a write-off of obsolete inventory purchased as part of prior business acquisitions. Service gross margin was 36.1% for the year ended March 31, 2007 as compared with 39.9% for the comparable prior year period.

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

Selling, General and Administrative

Selling, general and administrative expenses (“S,G&A”) for the year ended March 31, 2007 increased by $23.0 million, or 44.1%, to $75.1 million. The increase in S,G&A was due primarily to the inclusion of a full period of operating expenses for Nexl, increased operating expenses attributable to the expansion of corporate administration necessary to support the Company’s expanded business and expected future growth and transition costs related to the integration of our national infrastructure. For fiscal 2007 the Company recognized $1.5 million of non-recurring charges in S,G&A including integration costs and personnel redundancy costs related to the restructuring plan noted below. Additionally, results for fiscal 2007 include the impact of adopting SFAS No. 123(R). Stock-based compensation cost recognized in the consolidated statement of earnings for the year ended March 31, 2007 was approximately $1.9 million. Results for fiscal 2007 also include higher depreciation expenses related to recent investments in capital assets to support our expanded business.

Restructuring

Results for the year ended March 31, 2007 include restructuring charges of $6.0 million primarily related to a reduction in workforce of $4.5 million in accordance with our integration and cost reduction plans, a charge for unused or underutilized facility costs of $0.8 million, and other related restructuring charges of $0.7 million. There were no comparable charges for the year ended March 31, 2006. See Note 2 to the Consolidated Financial Statements for a discussion of these cost savings initiatives.

EBITDA

Earnings before interest, income taxes, depreciation, amortization, stock-based compensation cost and other expense (“EBITDA”) amounted to negative $14.5 million for the year ended March 31, 2007, as compared to a positive $3.5 million for the comparable fiscal 2006 period. EBITDA results for fiscal 2007 includes $1.5 million of non-recurring S,G&A expenses, which are not expenses in the corresponding prior year period and an overall increase in S,G& A expenses primarily related to a full period of expenses for Nexl as well as increased corporate expenses as noted above. The reduction in EBITDA for the year ended March 31, 2007 was further impacted as a result of the $6.0 million of restructuring charges which were also not an expense in the corresponding prior period. The following table sets forth a reconciliation of EBITDA to the net loss for the years presented.

	Year Ended March 31,

(in thousands)	2007	2006

EBITDA	$(14,457)	$3,472
Depreciation and amortization	9,361	6,047
Interest expense (a)	5,108	5,425
Stock-based compensation cost (b)	2,218	233
Other expense	446	—
Income taxes	427	241

Net loss	$(32,017)	$(8,474)

(a)

Included in the year ended March 31, 2006 is $3.2 million of non-cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005.

(b)	Fiscal 2007 includes $1.9 million of stock-based compensation expense resulting from the adoption of SFAS No. 123(R).

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

Interest Expense

Interest expense was $5.1 million for the year ended March 31, 2007 compared to $5.4 million for the year ended March 31, 2006, a decrease of $0.3 million or 5.8%. Included in the year ended March 31, 2006 is $3.2 million of non-cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005. This decrease was partially offset in the current year by the impact of a full period of interest on the secured promisory note held by the Lender combined with higher average borrowings and related interest costs on our working capital lines.

Fiscal 2006 Compared to Fiscal 2005

Net Revenue

Net revenue was $236.7 million for the fiscal year ended March 31, 2006 compared to $101.2 million for the fiscal year ended March 31, 2005. Product revenue was $175.9 million in fiscal year 2006 and $73.1 million in fiscal year 2005, representing 74.3% of consolidated revenue in 2006 and 72.3% in 2005. Service revenue was $60.9 million in fiscal year 2006 and $28.0 million in 2005 representing 25.7% of consolidated revenue in 2006 and 27.7% in 2005.

The revenue increase in fiscal year 2006 over 2005 was principally due to the acquisition of Nexl in December 2005 and the inclusion of a full period of revenue for the acquisitions of Info Systems, Inc.; March 2005, Vector Global ESP Inc.; December 2004 and Network Catalyst; September 2004. Our product revenue as a percentage of consolidated revenue increased in 2006 due to the acquisition of Nexl.

Gross Profit

Gross profit was $49.4 million for the fiscal year ended March 31, 2006 compared to $18.8 million in fiscal year 2005. Blended gross margin was 20.9% in fiscal year 2006 and 18.6% in fiscal year 2005. Product gross margin was 14.3% in fiscal year 2006 and 12.2% in fiscal year 2005. Service gross margin was 39.9% in fiscal year 2006 and 35.2% in fiscal year 2005. Improved gross margins resulted primarily from the impact of our acquisitions.

Selling, General and Administrative

S,G&A increased to $52.1 million in fiscal year 2006 from $22.7 million in fiscal year 2005 due to costs associated with our acquisitions and transitional integration and national program costs.

EBITDA

EBITDA amounted to $3.5 million in fiscal year 2006, compared to a negative $1.3 million in fiscal year 2005. The EBITDA improvements resulted from both increased net revenue and improved gross margins discussed above, partially offset by the increased S,G&A expenses. The following table sets forth a reconciliation of EBITDA to the net loss for the years presented.

	Year Ended March 31,

	2006	2005

(in thousands)

EBITDA	$3,472	$(1,351)
Depreciation and amortization	6,047	2,558
Interest expense (a)	5,425	4,686
Stock-based compensation cost	233	11
Other expense	—	—
Income taxes	241	13

Net loss	$(8,474)	$(8,619)

(a)

Included in the year ended March 31, 2006 is $3.2 million of non-cash interest expense and amortization of debt discount incurred during the first fiscal quarter of 2006 related to the convertible subordinated notes which converted to equity in June 2005. Includes $4.1 million of non-cash interest related to convertible debt in the year ended March 31, 2005.

Interest Expense

Interest expense was $5.4 million in fiscal year 2006 and $4.7 million in fiscal year 2005. The increase in 2006 was due to higher average interest rates, the issuance of a $25 million secured promissory note in November 2005, bearing 2% annual cash interest, paid quarterly and an overall 11% internal rate of return to be paid at maturity and $3.4 million related to the convertible notes and a secured promissory note. In 2005, the Company had non-cash interest expense of $4.1 million related to the convertible subordinated notes issued in December 2004 and March 2005. On June 23, 2005 the convertible notes were converted into Series A-4 Preferred Stock.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	March 31,

(In thousands)	2007	2006

Cash	$4,439	$18,154
Working capital(deficit)	$(12,438)	$10,704
Current ratio	.82:1	1.16:1
Secured financing facilities	$22,050	$20,557
Secured promissory note	$23,507	$22,947

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our primary source of day-to-day working capital is from our secured revolving credit facility with CIT, our inventory financing agreement with Textron, vendor lines of credit, and our cash on hand.

For the year ended March 31, 2007 cash decreased $13.7 million to $4.4 million compared with $18.1 million at March 31, 2006. Working capital at March 31, 2007 was a deficit of $12.4 million as compared to working capital of $10.7 million at March 31, 2006. Included in current liabilities at March 31, 2007 are obligations of $22.0 million relating to the Company’s secured financing facilities, described below. The use of cash during the 2007 fiscal year related primarily to the loss incurred during the period, the increased use of our cash (as opposed to borrowing under the CIT Facility) to fund working capital needs and the cost of capitalization of internal costs relating to software development and infrastructure investment. We have taken a number of significant steps to address these issues and reduce our use of cash and improve our working capital position, including the following.

•

We incurred a net loss of approximately $32.0 million for our fiscal year ended March 31, 2007. During fiscal 2007 we implemented a cost reduction plan (the “Restructuring Plan”) designed to improve operating income through reductions of S,G&A and enhancements in gross margin. The Restructuring Plan included significant headcount reductions associated with the final stages of integrating our acquired companies, facility consolidations, as well as other cost reductions. See Note 2 “Restructuring and Other Charges” to the Company’s Consolidated Financial Statements for a discussion of the Restructuring Plan.

•

Effective in the second quarter of fiscal 2007, CIT effectively reduced the amount the Company could borrow under the CIT Facility by increasing the required availability reserve to $3 million from $0.5 million. This required us to fund a greater portion of our working capital needs through our vendor lines of credit and with our cash as opposed to borrowings under the CIT Facility. Additionally, in the fourth quarter of fiscal 2007, the CIT Facility was amended to require that we maintain at all times consolidated liquidity (defined as cash on hand plus net availability under the CIT Facility) of $2.5 million until March 31, 2007 and $3.0 million thereafter. This further limited our ability to meet our working capital requirements. Since March 2007 we have raised an additional $8.8 million from Pequot and Constellation. We are reviewing other sources of debt and equity financing, however there can be no assurance that additional financing can be obtained on terms acceptable to us.

•

During fiscal 2007, we invested approximately $6.7 million in software development and infrastructure investment. Those projects are substantially complete and we anticipate that the level of investment in these areas will be significantly reduced for the near term.

As of June 20, 2007 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. Since that time we have focused on integrating the operations of the acquired companies in order to improve our earnings and cash flow. Although we currently are not actively seeking acquisition candidates, we believe that growth through acquisition will continue to be an important component of our long-term strategy.

On November 23, 2005 the Company entered into the Columbia Facility with Columbia Partners and the Lender, whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”). The Company used a portion of the funds to finance the acquisition of Nexl, Inc. on December 1, 2005.

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. As of March 31, 2007, $3.5 million in interest has been accrued on the Note, of which $0.6 million has been paid in cash, $0.1 million is accrued and payable within the next quarter, and $2.8 million is accrued and is payable at maturity. The Note is secured by a subordinated lien on the assets of the Company. In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by independent valuation utilizing the Black-Scholes model.

The Columbia Facility requires, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of and for the four quarters ended March 31, 2007 and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the four quarters ended March 31, 2007. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. The Company received a waiver letter in November 2006 from Columbia Partners, which included a waiver of the Consolidated Senior Leverage ratio and the Consolidated Fixed Charge Coverage Ratio through and including the period ended March 31, 2008.

In June 2005, the Company entered into the CIT Facility with CIT and the New Textron Facility with Textron, which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the Company from CIT are also reduced by amounts borrowed under the New Textron Facility. Effective in the second quarter of fiscal 2007, CIT effectively reduced the amount the Company can borrow under the CIT Facility by increasing the required availability reserve to $3 million from $0.5 million. The CIT Facility required, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Liquidity of not less than $3 million measured on a daily basis beginning in May 2007, Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters (collectively, the “Old CIT Financial Covenants”). It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option. On June 21, 2007, the CIT Facility was amended to provide for new financial covenants (collectively, the “New CIT Financial Covenants”) as follows.

•	Consolidated EBITDA for each measuring period set forth below of not less than the amount set forth below opposite such measuring period:

	measuring period	minimum Consolidated EBITDA

(i)	fiscal quarter ending on or about June 30, 2007	$ 424,000

(ii)	two fiscal quarters ending on or about September 30, 2007	1,358,000

(iii)	three fiscal quarters ending on or about December 31, 2007	3,227,000

(iv)	four fiscal quarters ending on or about March 31, 2008	5,096,000

•	Consolidated Fixed Charge Coverage Ratio for each measuring period set forth below of not less than the ratio set forth below opposite such measuring period:

	measuring period	minimum Consolidated Fixed Charge Coverage Ratio

(i)	fiscal quarter ending on or about June 30, 2007	.17 to 1.00

(ii)	two fiscal quarters ending on or about September 30, 2007	.34 to 1.00

(iii)	three fiscal quarters ending on or about December 31, 2007	.57 to 1.00

(iv)	four fiscal quarters ending on or about March 31, 2008	.68 to 1.00

•	Consolidated Fixed Charges for each fiscal quarter set forth below in an aggregate amount not greater than the amount set forth below opposite such fiscal quarter:

	fiscal quarter ending on or about	maximum Consolidated Fixed Charges

(i)	June 30, 2007	$ 2,455,000

(ii)	September 30, 2007	1,539,000

(iii)	December 31, 2007	1,682,000

(iv)	March 31, 2008	1,808,000

•	Consolidated Liquidity at all times of not less than $3,000,000.

The New Textron Facility allows the Company to finance inventory purchases up to $15 million from approved vendors on a 45-day interest-free basis in most cases. Interest accrues after expiration of the applicable interest free period at the rate equal to a specified prime rate plus 4%. The financial and other covenants in the New Textron Facility are substantially the same as the New CIT Financial Covenants. The facilities include a first priority secured interest in all of our assets.

As of March 31, 2007, the Company was not in compliance with all covenants prescribed under the CIT Facility and the New Textron Facility; however, the Company received waiver letters from both CIT and Textron.

Available funds under both the CIT Facility and the New Textron Facility amounted to $7.3 million at March 31, 2007.

Cash used in operating activities was $10.3 million for the year ended March 31, 2007, derived from a net loss of $32.0 million plus a decrease in net operating assets of $1.5 million, an increase in net operating liabilities of $4.1 million and non-cash charges of $16.1 million. The increase in net operating liabilities related primarily to an increase in accounts payable due to the timing of vendor payments and an increase in accrued expenses as a result of the restructuring and integration plans. The decrease in net operating assets was primarily due to a reduction in inventory related to the relief of a build up of inventory in the prior year related to the needs of one large client and the write-off of obsolete inventory in the current year. This reduction was further impacted by an increase in receivables as a result of strong product revenues in March offset by strong collections in the fourth fiscal quarter.

Cash used in investing activities was $7.2 million for the year ended March 31, 2007 as a result of the acquisition of Axcent for $0.5 million and the additions to capital expenditures which approximated $6.7 million including capitalized costs related to the internal development of purchased and developed software and infrastructure investment of $3.2 million. The Company has no plans for any material purchases of property and equipment including capital software projects for fiscal 2008.

Cash provided by financing activities was $3.7 million for the year ended March 31, 2007, primarily the result of higher net borrowings on our working capital lines of $1.5 million plus cash proceeds received from the issuance of shares of Series A-6 Preferred Stock of $3.0 million and from the issuance of common stock related to the exercise of stock options of $0.4 million offset by principal payments made on our long-term debt obligations of $0.9 million. The Company had net borrowings under its credit facilities of $1.5 million during fiscal 2007, which consisted of additional gross borrowings of $357.6 million offset by gross principal payments of $356.1 million.

Contractual Obligations

The following table sets forth, as of March 31, 2007, the Company’s known contractual obligations and borrowings, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in thousands).

	Payment Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands of dollars)

Secured revolving credit facilities	$10,692	$10,692	—	—	—
Inventory financing agreements	11,358	11,358	—	—	—
Secured promissory note (1)	34,926	500	$34,426	—	—
Capital lease obligations	1,044	601	443	—	—
Operating lease obligations	16,591	3,556	6,204	$3,397	$3,434

Total	$74,611	$26,707	$41,074	$3,397	$3,434

(1)	Amounts include the principal maturities and expected interest payments.

The Company sustained net losses during the years ended March 31, 2007, 2006, and 2005 and had a net working capital deficit of $12.4 million for the year ended March 31, 2007. Net of the Company’s secured credit facilities, working capital was $9.6 million. The Company has made a concerted effort in the current fiscal year to improve its working capital position. These have included issuing additional shares of preferred stock, a $6.0 million restructuring, other cost control initiatives, and the discontinuation of certain sales of low margin products. The Company anticipates that its available cash including the proceeds received from the issuance of preferred stock in the first quarter of fiscal 2008 together with its credit facilities, will provide the Company with the capital necessary to meet its obligations as they come due in the foreseeable future. The Company currently has no commitments for material capital expenditures. The Company intends to continue to capitalize on the infrastructure investments made in fiscal 2007 by offering customers a complete set of IT solutions and by focusing on improving overall profitability by driving higher margin business and reducing the number of current suppliers to leverage resources in a more effective manner. Our future liquidity and capital requirements will depend on numerous factors, including, general economic conditions and conditions in the technology industry in particular; the extent that our sales network and marketing programs achieve satisfactory response rates; the cost effectiveness of our product and service development activities; our dependence on third party licenses and our ability to maintain our status as an authorized reseller/service provider of IT products, and our ability to leverage our centralized infrastructure, all of which may impact our ability to achieve and maintain profitability. The Company may seek additional capital or financing arrangements to consummate future acquisitions or meet working capital needs, however, no assurance can be given that such financing may be obtained on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS No. 157 will have an impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 did not have any impact on our consolidated balance sheets, statements of operations, or statements of equity for fiscal 2007.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements. This standard will become effective for us in the first quarter of fiscal 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

          Set forth below is a list of our audited consolidated financial statements included in this Annual Report on Form 10-K and their location.

Item	Page*

Report of Goldstein Golub Kessler LLP	F-1
MTM Technologies, Inc. and subsidiaries consolidated balance sheet at March 31, 2007 and 2006	F-2
MTM Technologies, Inc. and subsidiaries consolidated statements of operations for the years ended March 31, 2007, 2006 and 2005	F-3
MTM Technologies, Inc. and subsidiaries consolidated statements of shareholders’ equity for the years ended March 31, 2007, 2006 and 2005	F-4
MTM Technologies, Inc. and subsidiaries consolidated statements of cash flows for the years ended March 31, 2007, 2006 and 2005	F-5
MTM Technologies, Inc. and subsidiaries notes to consolidated financial statements	F-6

* Page F-1 follows Part III to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

An evaluation was performed, as of March 31, 2007, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including such principal officers have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control

There have been no changes made in our internal controls over financial reporting identified in connection with our evaluation as of the end of our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer have concluded that the controls and procedures evaluated are effective at the “reasonable assurance” level.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance Matters

Directors and Executive Officers

Set forth below is a brief description of the background of each of our current directors and executive officers, based on information provided to us by them. Each director currently serving has been elected to a term that expires at the next Annual Meeting of shareholders.

Name	Age	Principal Positions and Offices with our Company	Director Since

Gerald A. Poch	60	Non-executive Chairman of the Board of Directors	2004
Richard R. Heitzmann	35	Director	2004
William Lerner	72	Director	1995
Alvin E. Nashman	80	Director	1998
Arnold J. Wasserman	69	Director	1998
Thomas Wasserman	32	Director	2005
Steven Stringer	52	President and Chief Operating Officer	N/A
J.W. Braukman III	53	Senior Vice President and Chief Financial Officer	N/A
John F. Kohler	43	Senior Vice President and General Counsel	N/A

          Gerald A. Poch has served as Managing Director of Pequot Capital Management, Inc., the investment manager/advisor for Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III L.P., since 1999. Mr. Poch also served as a Managing General Partner of both Pequot Fund and Pequot Partners. From August 1998 through January 2000, he was a principal of Pequot Capital Management, Inc. and co-leader of Pequot Fund’s and Pequot Partners’ venture capital team. From August 1996 to June 1998 he was the Chairman, President and Chief Executive Officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as Co-Chairman and Co-President, of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems. Mr. Poch is also Non-executive Chariman and a director of Andrew Corporation, a publicly-traded company. In addition, Mr. Poch is a director of a number of private companies.

          Richard R. Heitzmann has served as a Senior Vice President at Pequot Capital Management, Inc., focusing on software and services investments, since January 2004. From June 2003 to January 2004, Mr. Heitzmann was Vice President of Corporate Development with First Advantage Corp., a public company involved in the risk mitigation industry. From November 2001 to June 2003, Mr. Heitzmann was the Senior Vice President of Corporate Development and a member of the board of directors of US Search.Com, Inc. From August 1999 to November 2001, Mr. Heitzmann served as a Vice President of Pequot Capital Management, Inc. Mr. Heitzmann served as an executive with Nationsbanc Montgomery Securities in its private equity group from July 1998 to August 1998 and with Booz-Allen and Hamilton in its Financial Services and Healthcare Group from September 1997 to December 1997. Mr. Heitzmann was a financial analyst and associate at Houlihan Lokey Howard and Zukin from July 1994 to September 1997. Mr. Heitzmann is also a director of a number of private companies.

          William Lerner has served as chairman of our Corporate Governance and Nominating Committee since November 2003. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York since 1961 and in Pennsylvania since 1990. Mr. Lerner is a director of Rent-way, Inc., a New York Stock Exchange listed company engaged in the rental-purchase industry; and Cortland Trust, Inc., a money market mutual fund distributed primarily through securities brokerage firms and commercial banks.

          Alvin E. Nashman has been an independent consultant in the field of computer service for the past ten years. Dr. Nashman is a director of James Monroe Bancorp Inc.

          Arnold J. Wasserman has served as chairman of our Audit Committee since March 1999 and Standing Committee of Independent Directors since September 2004. Mr. Wasserman has been a principal of Panda Financial Associates, Inc., a leasing/consulting firm, for the past 35 years. He is a director of Stratasys, Inc., a NASDAQ National Market listed company which manufactures rapid prototyping systems and materials, and serves as chairman of its audit committee.

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

          J.W. (Jay) Braukman III has served as a Senior Vice President, as well as our Chief Financial Officer, since September 2006. Mr. Braukman’s experience includes 23 years with The General Electric Company (“GE”), where he held numerous executive positions, including Chief Financial Officer of several divisions. In addition to his experience at GE, Mr. Braukman most recently served from 2005 until 2006 as Chief Financial Officer of Cleartel Communications, Inc., a CLEC. His prior experience also includes serving from 2004 until 2005 as Chief Financial Officer of Chiquita Brands International, Inc., a publicly traded company in the New York Stock Exchange, as Chief Operating Officer from 2002 until 2004 of ITC^Deltacom, Inc., a publicly held company, and as Chief Financial Officer from 2000 until 2001 of Rhythms, a publicly traded company in the NASDAQ stock market.

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

Under the terms of the Restated Shareholders Agreement, each of Mr. Poch and Mr. Heitzmann are directors designated by Pequot Capital Management, Inc. and Mr. T. Wasserman is a director designated by Constellation. See Item 12, “Security Ownership of Certain Beneficial Owners and Management—Restated Shareholders’ Agreement.”

Board Committees

Our Board of Directors currently has four standing committees, consisting of an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and an Independent Directors Committee.

Our Audit Committee currently is composed of William Lerner, Alvin E. Nashman and Arnold J. Wasserman, with Mr. Wasserman serving as its chairman. We believe that each of these committee members is “independent,” within the meaning of such term under applicable law and the Marketplace Rules of The NASDAQ Stock Market, Inc. Our Board of Directors has determined that Mr. Wasserman is an “audit committee financial expert,” as such term is defined by the SEC. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our independent auditors. Its duties include:

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

Our Compensation Committee currently is composed of Richard Heitzmann, William Lerner and Alvin E. Nashman, with Mr. Heitzmann serving as its chairman. The duties of our compensation committee include recommending to the full board of directors remuneration to be paid our executive officers, determining the number of and conditions related to the exercise of options and other equity incentives granted pursuant to our various stock plans and recommending the establishment and monitoring of a compensation and incentive program for all of our executive officers.

Our Corporate Governance and Nominating Committee currently is composed of Richard Heitzmann, William Lerner, Arnold J. Wasserman and Thomas Wasserman, with Mr. Lerner serving as its chairman. The duties of our Corporate Governance and Nominating Committee include overseeing our Board’s policies, as well as ensuring that we are in compliance with all applicable federal and state securities laws and the NASDAQ rules, and determining our board of directors’ slate of director-nominees for each shareholder election of directors.

Our Independent Directors Committee was formed by our Board of Directors in September 2004. It consists only of directors who are neither members of the management nor associated with Pequot or Constellation (or other similar investors) and is to consider, review and provide guidance and oversight regarding transactions or other situations in which other board members, who are either members of management or employees of Pequot or Constellation (or other similar investors), have interests that may be in addition to, or different from, the interests of the shareholders in general. This committee currently is composed of William Lerner, Alvin E. Nashman and Arnold J. Wasserman, with Mr. Wasserman serving as its chairman.

Meetings of Our Board of Directors and its Committees

Our Board of Directors held 11 formal meetings during our fiscal year ended March 31, 2007. Our Audit Committee held 12 formal meetings, our Compensation Committee held seven formal meetings, our Corporate Governance and Nominating Committee held one formal meeting, and our Independent Directors Committee held three formal meetings, during our 2007 fiscal year. Each member of our Board of Directors attended, in person or telephonically, at least 75% of the total number of meetings of our board and each committee of the board on which the director serves.

Director Fees

Each director who is not an employee of our Company or who is not appointed to the Board of Directors by either Pequot or Constellation receives an annual fee of $25,000 as compensation for serving on our board of directors. Each such member of the board’s audit, compensation and corporate governance and nominating committees receives $2,500 per year, and each chairman of the committees receives $3,500 (except the chairman of the audit committee who receives $5,000), as compensation for serving on such committees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with representations received by us from applicable parties that no Form 5 was required to be filed by such parties, except as provided below, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2007 fiscal year.

Constellation, as well as The Bear Stearns Companies Inc. (“BSCI”), Constellation Ventures Management II, LLC (“Management”), Bear Stearns Asset Management Inc. (“BSAM”), and Clifford H. Friedman filed a Form 4 late on one occasion relating to one transaction occurring during our fiscal year ended March 31, 2007. See Footnote 7 to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for a discussion of the relationship between these parties.

Code of Ethics

Our board of directors has established a code of ethics that applies to our principal executive, financial and accounting officer(s). A copy of our code of ethics was filed as exhibit 14.1 to our Annual Report on Form 10-K for fiscal year 2004.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The compensation of the Company’s executive officers is determined by the Compensation Committee of the Board. The Committee has three members, each of whom is independent of management. None of the members of the Committee has any insider or interlocking relationship with the Company, and each of them is a non-employee director, as these terms are defined in applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s Chief Executive Officer (“CEO”) will make recommendations to the Committee with respect to the compensation levels of those members of senior management whose compensation is determined by the Committee. The Compensation Committee charter is posted on the Company’s website at http://www.mtm.com/InvestorRelations/CompensationCommitteeCharter.asp.

Compensation Philosophy

The Company’s executive compensation philosophy is to align the interests of executive management with shareholder interests and with the Company’s business strategy and success, through an integrated executive compensation program that considers short-term performance, the achievement of long-range strategic goals and growth in total shareholder value. The key elements of executive compensation are competitive base salary, quarterly and annual incentives, and equity participation. The aggregate compensation package is designed to attract and retain individuals critical to the long-term success of the Company, to motivate these persons to perform at their highest levels, and to reward exceptional performance.

In the fall of 2004, based on the recommendation of a member of the Board of Directors, the Compensation Committee retained the services of Compensation Strategies, Inc., (“Compensation Strategies”) a nationally recognized compensation consulting firm. Compensation Strategies conducted a market based study of the total cash compensation (“TCC”) levels and compensation structures of executives working in companies with size and industry characteristics similar to the Company. This included benchmarking compensation levels against industry peers. The benchmarking consisted of comparing the Company’s base salary and cash and non-cash incentive compensation programs and levels for specifically identified senior managers against market medians for companies of similar revenue levels. In December 2004 , the Committee established a TTC for the Company based on ranges of base salaries for the Chief Executive Officer and senior executive management. Compensation Strategies subsequently updated their original 2004 report in August, 2006. Based on that update, the Compensation Committee reviewed and substantially reaffirmed the compensation structure previously recommended, making only minor adjustments to the December, 2004 structure.

With the TCC structure used by the Compensation Committee, the percentage of a year’s TCC earnings paid based on specific predetermined target bonus objectives (and therefore the amount of TCC at risk) increases significantly from lower level executives to the CEO. Specifically, over 40% of the CEO’s TCC is at risk while only 20% of lower level executives the TCC is at risk . These risk levels reflect the increasing levels of responsibility and ability to impact results at higher levels of the Company. Executive’s target bonuses generally required performance in two principal areas, achieving preset financial objectives as reflected in EBITDA targets and achieving preidentified strategic objectives linked to the Company’s strategy and budget. Typically 75% of an executive’s target bonus depends on making very specific financial objectives that are determined in advance. The strategic objectives are specifically identified, for example, to consolidate disparate systems or to roll out a certain program allowing for an objective performance assessment. To avoid a conflict of interest in financial reporting, which largely drives the bonus levels of other executives, the Chief Financial Officer’s bonus is solely determined based on non-financial objectives. The Compensation Committee retains the discretion to adjust the financial objectives of individuals as necessary to reflect changes in financial practices or standards that may impact bonus targets in a way not intended or known when the performance targets were set. The Compensation Committee also has the right under the Bonus Plan to seek repayment of any prior period bonus payments should audit results for the period determine that the performance levels were not actually as reported. The Committee continues to use outside compensation specialists to assist with ongoing issues pertaining to compensation.

Base Salary

Base salary levels for executive officers are determined not only on the basis of the Committee’s assessment of individual performance, but also on the total compensation, including salaries paid by companies engaged in similar businesses to persons holding equivalent positions. As noted above, those surveys, as well as related data analyses, were conducted by Compensation Strategies. The Compensation Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance relative to individual goals, the functioning of the executive’s team within the corporate structure, success in furthering the corporate strategy and goals, and individual management skills, responsibilities and anticipated workload.

Apart from contractual commitments, the Committee also considers demonstrated loyalty and commitment and the competitive salaries offered by similar companies to attract and retain executives. Merit increases for executives are to be subject to the same budgetary guidelines as apply to any other employees. In those cases where an executive has entered into an employment agreement, the base salary is determined pursuant to the terms of the agreement, and renewals of contracts will be considered on the basis of the performance of the individual, the performance of the Company and the compensation philosophy of the Company. During 2006, for example, the amount of the CEO’s pay at risk was increased from 33% to a level of 41% to tie the CEO’s TCC more closely to predefined performances objectives. In light of the performance of the Company during fiscal 2007, the Compensation Committee did not increase base salaries for any senior executives.

Quarterly and Annual Bonuses

The Company’s Management Bonus Plan which was adopted during the 2006 fiscal year is designed to provide an incentive to executives and to reward executives based on the overall performance of the Company, as well as on the performance of each executive officer’s area of responsibility or operating group. Measures of performance are both financial and strategic. Financial elements are based on achieving quarterly and annual EDITDA targets and strategic elements include, but are not limited to, technological or quality improvements, improvements in operations and contributions to business success. The goals are also structured to provide the kinds of objectivity and checks and balances required to ensure compliance with SEC regulations and the Sarbanes-Oxley Act. The Committee reviewed the levels of bonus payments with an external consultant and compared those levels to an analysis of publicly available compensation information. During fiscal 2006, the Compensation Committee made bonus awards to a number of members of senior management. These awards included quarterly and annual incentive targets, a portion of which were achieved and partial bonuses were paid. In light of the performance of the Company during fiscal 2007, the Compensation Committee made no awards during fiscal 2007 and does not anticipate making any awards for fiscal 2008.

Equity Awards

In 2005 the Compensation Committee approved a plan to expand the number of employees eligible for equity awards so as to award equity more broadly and deeply throughout the organization and thus provide additional incentive to employees to maximize shareholder value.

Executives are eligible for equity awards in the form of stock options and restricted stock units under the Company’s equity plans. Awards are made at the discretion of the Compensation Committee. The number of shares awarded to any individual depends on individual performance, salary level and competitive data, and the impact that such employee’s productivity may make to shareholder value over time. In addition, in determining the number of stock options or restricted stock units granted to each executive, the Compensation Committee reviews the unvested options and units of each executive to determine the future benefits potentially available to the executive. The number of options or units granted will depend in part on the total number of unvested options and units deemed necessary to provide an incentive to that individual to make a long term commitment to remain with the Company. By giving to executives an equity interest in our Company, the value of which depends upon stock performance, the policy seeks to further align management and shareholder interests. The Company does not permit the back dating or ‘timing’ of options or other equity awards. The Committee currently sets the exercise price of stock options at the closing price of the Company’s stock as reported on the NASDAQ Small Cap Market on the date of the grant.

Termination Payments and Benefits

The Company has entered into agreements with its current named executive officers and certain other key employees virtually all of whom are new to the Company in the last two to three years. The purpose of these agreements is to ensure predictability in determining the executives’ terms and conditions of employment, to provide the executives with some security so that they are able to devote their full attention to providing superior performance, and to provide a reasonable level of protection, based on their relative position in the organization, in the event they are terminated without cause. Termination and change in control payments and benefits are more fully described in the section of the Annual Report on Form 10-K entitled “Executive Compensation - Payments Upon Termination.”

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and the Company’s 2007 Proxy Statement. This report is provided by the following independent directors, who comprise the Compensation Committee:

Richard Heitzmann, Chairman
Alvin E. Nashman
William Lerner

Summary Compensation Table

The following table sets forth, with respect to our fiscal year ended March 31, 2007, all compensation earned by our CEO, and the five most highly compensated persons who were serving as executive officers at the end of our 2007 fiscal year or who would have been among the most highly compensated officers except for the fact that such person was not serving as an executive officer at the end of our 2007 fiscal year, in each case other than with respect to our CEO.

Name and Principal Position(s)	Fiscal Year	Salary	Stock Awards(1)	Option Awards(1)	All Other Compensation	Total

Francis J. Alfano (2)	2007	$350,000	$17,395	$805,393	$836,017	$2,008,805
Former Chief Executive Officer

Steven Stringer	2007	$335,000	$24,638	$193,018		$552,656
President and Chief Operating Officer

J.W. Braukman III (3)	2007	$133,000	$6,563	$44,688	$47,728	$231,979
Senior Vice President and Chief Financial Officer

Michael El-Hillow (4)	2007	$157,083	$104,738		$265,039	$526,860
Former Chief Financial Officer

John F. Kohler	2007	$200,000	$807	$33,990		$234,797
Senior Vice President and General Counsel

Steven H. Rothman (5)	2007	$55,285	$1,076	$7,660	$463,577	$527,598
Former Executive Vice President

(1) See Footnote 1 to the Company’s Consolidated Financial Statements contained herein for a discussion of the assumptions made in the valuation of Stock Awards and Option Awards for financial reporting purposes.

(2) Chief Executive Officer from May 21, 2004 to April 26, 2007. In connection with the termination of Mr. Alfano’s employment with the Company, the vesting of all of his stock options and restricted stock units was accelerated and the Company recorded the associated expense during the 2007 fiscal year. The impact of this transaction is reported under the “Stock Award” and “Option Award” columns, since the associated expense was recorded in fiscal 2007.

(3) Senior Vice President and Chief Financial Officer since September 28, 2006.

(4) Senior Vice President and Chief Financial Officer from January 1, 2006 to September 13, 2006. In connection with the termination of Mr. El-Hillow’s employment with the Company, the vesting of all of his restricted stock units was accelerated and all of his stock options were forfeited.

(5) Chairman of the Board and Chief Financial Officer until May 21, 2004, and Executive Vice President until July 7, 2006.

Summary Compensation Table Narrative.

Amounts shown as “Salary” include gross salary earned for the year ended March 31, 2007.

The “Stock Awards” column reports the dollar amount recognized for financial statement reporting purposes in fiscal 2007, in accordance with SFAS No. 123(R), for restricted stock units held, excluding the impact of estimated forfeitures related to service based vesting conditions. The Company adopted SFAS No. 123(R) effective April 1, 2006 using the modified prospective transition method.

The “Option Awards” column reports the dollar amount recognized for financial statement reporting purposes in fiscal 2007, in accordance with SFAS No. 123(R), for options held, excluding the impact of estimated forfeitures related to service based vesting conditions. The Company adopted SFAS No. 123(R) effective April 1, 2006 using the modified prospective transition method.

The amount reported for Mr. Alfano in “All Other Compensation” consists of post-termination consulting fees of $787,500, a one-time fee for entering into a severance and release agreement of $29,167, post-termination health benefits funded by the company of $14,350, and legal fee reimbursements of $5,000, in each case paid or accrued by the Company during fiscal 2007 in connection with the termination of Mr. Alfano’s employment.

The amount reported for Mr. Braukman in “All Other Compensation” consists of reimbursed relocation expenses in connection with Mr. Braukman’s hiring of $47,728.

The amount reported for Mr. El-Hillow in “All Other Compensation” includes post-termination consulting fees and accrued paid time off of $217,500 and post-termination health benefits funded by the company of $2,251, in each case paid or accrued by the Company during fiscal 2007 in connection with the termination of Mr. El-Hillow’s employment. It also includes reimbursed relocation expenses in connection with Mr. El-Hillow’s hiring of $45,288.

The amount reported for Mr. Rothman in “All Other Compensation” includes post-termination consulting fees of $447,500, a one-time fee for entering into a severance and release agreement of $3,500, and post-termination health benefits funded by the company of $10,045, in each case paid or accrued by the Company during fiscal 2007 in connection with the termination of Mr. Rothman’s employment. Also includes the payment by the Company of certain disability insurance payments for the benefit of Mr. Rothman of $2,532.

Essential to an understanding of the Summary Compensation Table is an understanding of the Employment Agreements of the named executive officers.

Frank Alfano. We entered into an employment agreement, dated June 28, 2006, with Francis J. Alfano (as amended, the “Alfano Employment Agreement”) to employ Mr. Alfano as our CEO. The Alfano Employment Agreement had an initial term of three (3) years (the “Initial Term”). Mr. Alfano was paid a base salary of $350,000 per annum and was eligible to receive an annual bonus based upon the achievement of performance targets established under the Company’s Management Bonus Plan of up to 75% of his base salary payable 67% in cash and 33% in common stock consisting of 35,000 shares of common stock, subject to certain limitations on the number of shares to be issued. Payment of the annual bonus was subject to the establishment of performance targets established under the Company’s Management Bonus Plan. For 2007 no performance targets were approved under the Management Bonus Plan and no award grants were made.

In March, 2007, the Company and Mr. Alfano reached an agreement in principle regarding Mr. Alfano’s departure as CEO of the Company. On April 12, 2007 the Company reported, among other things, that Mr. Alfano would be departing in the near term to pursue other opportunities and that simultaneous with his departure as CEO, Mr. Alfano would also resign from the Board of Directors. In furtherance of these transactions, we entered into a definitive Consulting Service Agreement on April 26, 2007 (the “Alfano Consulting Service Agreement”) with Mr. Alfano and Tory Ventures LLC (the “Consultant”). Mr. Alfano is the sole member of the Consultant. The Alfano Consulting Service Agreement commenced on April 26, 2007 and terminates on June 30, 2009. For services rendered under the Alfano Consulting Service Agreement, the Company paid or will pay Consultant, among other things (i) a signing bonus of $58,333.33 on May 15, 2007 in accordance with the normal payroll practices of the Company and (ii) fees at the rate of $29,166.67 per month, payable in arrears in twice monthly payments with the initial payment on May 15, 2007 in accordance with the normal payroll practices of the Company, provided that a lump sum payment on March 31, 2008 shall be made which shall include fees from April 1, 2008 through March 31, 2009. Upon a change of control of the Company all compensation under the Alfano Consulting Service Agreement shall become immediately due and payable; provided, however, that the March 31, 2008 payment shall, in no event be paid to Consultant prior to the date that is six months following the date of the Alfano Consulting Service Agreement. Additionally, in connection with these agreements the vesting of Mr. Alfano’s stock options and restricted stock units were accelerated. Termination and change in control payments and benefits are more fully described in the section of the Annual Report on Form 10-K entitled “Executive Compensation - Payments Upon Termination.”

Steve Stringer. We entered into an employment agreement, dated August 10, 2006, with Mr. Stringer (as amended, the “Stringer Employment Agreement”) to employ Mr. Stringer as our President and Chief Operating Officer. The Stringer Employment Agreement has an initial term ending December 31, 2009 (the “Initial Term Date”). On the Initial Term Date and each subsequent anniversary of the Initial Term Date, the term of the agreement shall automatically be extended for an additional period of 12 months; provided, however, that either party may elect not to extend the agreement by giving written notice to the other party at least 12 months prior to the Initial Term Date or any anniversary date thereof. Mr. Stringer is paid a base salary of $335,000 per annum and is eligible to receive an annual bonus based upon the achievement of performance targets of up to 75% of his base salary payable 67% in cash and 33% in common stock consisting of 25,000 shares of common stock, subject to certain limitations on the number of shares to be issued. Payment of the annual bonus was subject to the establishment of performance targets established under the Company’s Management Bonus Plan. For 2007 no performance targets were approved under the Management Bonus Plan and no award grants were made.

Other Agreements. The Company entered into a severance agreement, dated September 28, 2006, with Mr. Braukman (the “Braukman Severance Agreement”) and severance agreement, dated May 21, 2004, with Mr. Kohler (as amended the “Kohler Severance Agreement” and together with the Braukman Severance Agreement the “Severance Agreements”) to employ Mr. Braukman as our Senior Vice President and Chief Financial Officer, and Mr. Kohler as our Senior Vice President and General Counsel. In the event of a termination of Mr. Braukman’s or Mr. Kohler’s employment during the first four years of his agreement by the Company other than for “cause” or by such executive for “good reason” or as a result of his death or permanent and total disability we shall provide such executive, among other things, a continuance of his then current base salary for a period equal to one year. Mr. Braukman is paid a base salary of $260,000 per annum, and Mr. Kohler is paid a base salary of $200,000.

The Company entered into a severance agreement, dated December 12, 2005, with Mr. El-Hillow (the “El-Hillow Severance Agreement”) to employ Mr. El-Hillow as our Senior Vice President and Chief Financial Officer. In the event of a termination of Mr. El-Hillow’s, employment during the first four years of his agreement by the Company other than for “cause” or by such executive for “good reason” or as a result of his death or permanent and total disability we were required to provide such executive, among other things, a continuance of his then current base salary for a period equal to one year. Mr. El-Hillow was paid a base salary of $290,000 per annum. Additionally, in the event of termination of the executive for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and immediately exercisable and shall remain exercisable for the remainder of their term. Effective September 12, 2006, Mr. El-Hillow’s employment with the Company was terminated and the parties entered into a Consulting Services Agreement (the “El-Hillow Consulting Services Agreement”). For services rendered under the El-Hillow Consulting Service Agreement, the Company will pay Mr. El-Hillow fees at the rate of $24,166.66 per month, payable in arrears in twice monthly payments with the final payment ending June 13, 2007 in accordance with the normal payroll practices of the Company. Additionally, in connection with these agreements the vesting of Mr. El-Hillow’s 35,000 restricted stock units was accelerated and he forfeited his 250,000 stock options. Termination and change in control payments and benefits are more fully described in the section of the Annual Report on Form 10-K entitled “Executive Compensation - Payments Upon Termination.”

The Company entered into an employment agreement, dated May 21, 2004, with Steven H. Rothman (the “Rothman Employment Agreement”) to employ Mr. Rothman as an Executive Vice President. The Rothman Employment Agreement had an initial term of three (3) years (the “Rothman Initial Term”). In the event of a termination of Mr. Rothman’s employment during the term of the agreement by the Company other than for “cause” or by Mr. Rothman for “good reason” or as a result of his death or permanent and total disability we were required to provide him, among other things, a continuance of his then current base salary for a period equal to the greater of (i) one year from the date of termination or (ii) the period ending on the last day of the Rothman Initial Term. Additionally, in the event of termination for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and immediately exercisable and shall remain exercisable for the remainder of their term. Mr. Rothman was paid a base salary of $265,000 per annum. Effective July 7, 2006, Mr. Rothman’s employment with the Company was terminated and the parties entered into a Consulting Service Agreement dated as of July 7, 2006 (the “Rothman Consulting Service Agreement”). The Rothman Consulting Service Agreement has a term commencing on July 7, 2006 and ending March 31, 2008. For services rendered under the Rothman Consulting Service Agreement, the Company will, during the period July 1, 2006 to December 31, 2007, pay Mr. Rothman consulting fees at the rate of $265,000 per annum, payable quarterly. In addition, the Company paid Rothman a one-time fee of $50,000. The Company also agreed to pay Mr. Rothman, in certain circumstances set forth in the Consulting Service Agreement, a transaction fee, subject to certain limitations and offsets, in an amount equal to one percent (1%) of the Aggregate Purchase Price (as defined) paid by the Company for certain acquisitions by the Company. Termination and change in control payments and benefits are more fully described in the section of the Annual Report on Form 10-K entitled “Executive Compensation - Payments Upon Termination.”

Grants of Plan Based Awards

Name	Grant Date	Comp. Committee. Approval Date	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Francis J. Alfano	6/28/06	6/28/06		200,000	$3.54	$325,800
Steven Stringer	8/10/06	8/10/06		107,000	$3.03	$193,563
	8/10/06	8/10/06	20,000			$41,200
J.W. Braukman III	9/28/06	9/12/06		250,000	$2.20	$321,750
	9/28/06	9/12/06	35,000			$52,500

Grants of Plan Based Awards Table Narrative.

The “Grant Date Fair Value of Stock and Options Awards” column reports the dollar amount to be recognized over the applicable requisite service period for financial statement reporting purposes in accordance with SFAS No. 123(R), for the applicable grant.

Under the Company’s Management Bonus Plan, no non-equity incentive awards were granted for the fiscal year ended March 31, 2007. Additionally, no equity incentive awards were granted under the equity incentive provisions of the employment agreements with Mr. Alfano or Mr. Stringer for fiscal 2007.

The grant made June 28, 2006 to Mr. Alfano reflected under “All Other Option Awards; Number of Securities Underlying Options (#)” was made in connection with the Company entering into a new employment agreement with Mr. Alfano. The award agreement for this award provides, among other things, that in the event of termination of Mr. Alfano’s employment with the Company for other than “cause” or for “good reason,” any unvested stock options shall become fully vested and immediately exercisable and shall remain exercisable for the remainder of its term.

The grants made August 10, 2006 to Mr. Stringer reflected under “All Other Option Awards; Number of Securities Underlying Options (#)” and “All Other Option Awards; Number of Securities Underlying Options (#)” were made in connection with the Company entering into a new employment agreement with Mr. Stringer. The award agreements for these awards provide, among other things, that in the event of termination of Mr. Stringer’s employment with the Company for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and the options shall become immediately exercisable and shall remain exercisable for the remainder of their term.

The grants made September 28, 2006 to Mr. Braukman reflected under “All Other Option Awards; Number of Securities Underlying Options (#)” and “All Other Option Awards; Number of Securities Underlying Options (#)” were made in connection with Mr. Braukman’s hiring as Chief Financial Officer. The award agreements for these awards provide, among other things, that in the event of termination of Mr. Braukman’s employment with the Company for other than “cause” or for “good reason,” any unvested stock options or restricted stock units shall become fully vested and the options shall become immediately exercisable and shall remain exercisable for the remainder of their term.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

Name	Exercisable	Unexercisable

Francis J. Alfano (2)	233,333	166,667		$2.15	5/20/2014	8,000		$9,920
	16,000	48,000		$4.05	4/15/2015
	0	200,000		$3.54	6/28/2016

Steven Stringer	125,416	89,584	(3)	$2.87	11/2/2014	40,000	(4)	$49,600
	11,800	35,400	(5)	$4.05	4/15/2015	5,900	(6)	$7,316
	0	107,000	(7)	$3.03	8/10/2016	20,000	(8)	$24,800

J.W. Braukman III	0	250,000	(9)	$2.20	9/28/2016	35,000	(10)	$43,400

John F. Kohler	43,750	31,250	(11)	$2.15	5/20/2014	1,500	(12)	$1,860
	3,000	9,000	(13)	$4.05	4/15/2015

Steven H. Rothman	50,000	0		$2.25	7/12/2008	2,000	(14)	$2,480
	5,200	0		$2.69	10/11/2009
	50,000	0		$1.29	9/10/2011
	2,000	6,000	(15)	$4.05	4/15/2015

(1)	Market value is calculated by multiplying the closing market price of the Company’s common stock as of March 31, 2007 by the number of unvested restricted stock units.

(2)	The vesting and exercisability of all options and restricted stock units awards held by Mr. Alfano were subsequently accelerated in connection with the termination of his employment with the Company.

(3)	44,792 options vest on November 2, 2007 and 2008, respectively.

(4)

All restricted stock units vest on November 2, 2009, provided that vesting will accelerate in the event that the Company’s common stock trades at $10 or higher for any thirty trading days within a sixty trading day period.

(5)	11,800 options vest on April 15, 2007, 2008, and 2009, respectively.

(6)

All restricted stock units vest on April 15, 2010, provided that vesting will accelerate in the event that the Company’s common stock trades at $10 or higher for any thirty trading days within a sixty trading day period.

(7)	26,750 options vest on August 10, 2007, 2008, 2009 and 2010, respectively.

(8)	5,000 restricted stock units awards vest on August 10, 2007, 2008, 2009 and 2010, respectively.

(9)	62,500 options vest on September 28, 2007, 2008, 2009, 2010, respectively.

(10)	8,750 restricted stock units awards vest on September 28, 2007, 2008, 2009, 2010, respectively

(11)	15,625 options vest on May 21, 2007 and 2008, respectively.

(12)

All restricted stock units vest on April 15, 2010, provided that vesting will accelerate in the event that the Company’s common stock trades at $10 or higher for any thirty trading days within a sixty trading day period.

(13)	3,000 options vest on April 15, 2007, 2008 and 2009, respectively.

(14)

All restricted stock units vest on April 15, 2010, provided that vesting will accelerate in the event that the Company’s common stock trades at $10 or higher for any thirty trading days within a sixty trading day period.

(15)	2,000 options vest on April 15, 2007, 2008 and 2009, respectively.

Outstanding Equity Awards at Fiscal Year End Table Narrative.

The outstanding options listed under “Option Awards” primarily relate to options granted under the 2004 Equity Incentive Plan pursuant to option agreements, the principal terms of which are disclosed in the table.

The outstanding awards listed under “Stock Awards” primarily relate to restricted stock units under the 2004 Equity Incentive Plan pursuant to restricted stock unit agreements, the principal terms of which are disclosed in the table.

Options Exercised and Stock Vested Table

	Stock Awards

Name	Number of Shares Acquired on Vesting #	Value Realized on Vesting ($)

Francis J. Alfano
Steven Stringer
J.W. Braukman III
Michael El-Hillow	35,000	$80,500
John F. Kohler
Steven H. Rothman

Options Exercised and Stock Vested Table Narrative.

The vesting of all 414,667 unvested stock options and 8,000 restricted stock units awards held by Mr. Alfano were accelerated following the end of the 2007 fiscal year in connection with the termination of his employment with the Company. Mr. Alfano realized $9,440 in income on April 26, 2007 in connection with the vesting of his restricted stock units.

The vesting of all 35,000 restricted stock units held by Mr. El-Hillow were accelerated during the 2007 fiscal year in connection with the termination of his employment with the Company. In connection with the termination of his employment Mr. El-Hillow forfeited all of his 250,000 stock options.

Payments Upon Termination

Each named executive officer’s employment or severance agreement provides for certain severance payments and benefits in the event that his employment is terminated by the Company without “cause”, or by the executive with “good reason”, or upon the executive’s death or total disability. These payments and benefits are more fully described below.

Named Executive Officers who Terminated Employment During 2007.

In March, 2007, the Company and Mr. Alfano reached an agreement in principle regarding Mr. Alfano’s departure as Chief Executive Officer of the Company. On April 12, 2007 the Company reported, among other things, that Mr. Alfano would be departing in the near term to pursue other opportunities and that simultaneous with his departure as CEO, Mr. Alfano would also resign from the Board of Directors. In furtherance of these transactions, we entered into the Alfano Consulting Service Agreement on April 26, 2007 with Mr. Alfano and Consultant. Mr. Alfano is the sole member of the Consultant. The Alfano Consulting Service Agreement commenced on April 26, 2007 and terminates on June 30, 2009. For services rendered under the Alfano Consulting Service Agreement, the Company paid or will pay Consultant (i) a signing bonus of $58,333.33 on May 15, 2007 in accordance with the normal payroll practices of the Company and (ii) fees at the rate of $29,166.67 per month, payable in arrears in twice monthly payments with the initial payment on May 15, 2007 in accordance with the normal payroll practices of the Company, provided that a lump sum payment on March 31, 2008 shall be made which shall include fees from April 1, 2008 through March 31, 2009. Upon a change of control of the Company all compensation under the Alfano Consulting Service Agreement shall become immediately due and payable; provided, however, that the March 31, 2008 payment shall, in no event be paid to Consultant prior to the date that is six months following the date of the Alfano Consulting Service Agreement. In addition to the other payments, we are providing Mr. Alfano health benefits at no cost for the term of the Alfano Service Consulting Agreement. In connection with these arrangements, Mr. Alfano and the Company executed mutual releases and Mr. Alfano agreed that for a period ending on the earlier of (i) April 26, 2009 or (ii) the date of a valid termination of the Alfano Consulting Service Agreement by him, that he will be prohibited from engaging in any Business Activities on behalf of any person, firm or corporation, and, subject to certain limitations, he shall not acquire any financial interest in any entity which engages in Business Activities within 200 miles of any of the Company’s offices in operation on the commencement date of the Alfano Employment Agreement and within 100 miles of any office of the Company established after such commencement date. During the period that the foregoing non-competition restriction applies, Mr. Alfano shall not, without the written consent of the Company: (i) solicit any employee of the Company or any of the Company’s affiliates to terminate his employment, or (ii) solicit any customers, partners, resellers, vendors or suppliers of the Company on behalf of any individual or entity other than the Company or its affiliates. As used herein, the term “Business Activities” shall mean conduct of business as a computer and communications technology management and/or consulting business providing information technology networking and data center services, including secure access, VOIP storage, security, messaging solutions, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions.

Effective September 12, 2006, Mr. El-Hillow’s employment with the Company was terminated and the parties entered into a Consulting Services Agreement (the “El-Hillow Consulting Services Agreement”). For services rendered under the El-Hillow Consulting Service Agreement, the Company will pay Mr. El-Hillow fees at the rate of $24,166.66 per month, payable in arrears in twice monthly payments with the final payment ending June 13, 2007 in accordance with the normal payroll practices of the Company. Additionally, in connection with these agreements the vesting of Mr. El-Hillow’s 35,000 restricted stock units were accelerated and he forfeited his 250,000 stock options. In connection with these arrangements, Mr. El-Hillow and the Company executed mutual releases and Mr. El-Hillow agreed that for a period of two years that he will be prohibited from engaging in any Business Activities on behalf of any person, firm or corporation, and, subject to certain limitations, he shall not acquire any financial interest in any entity which engages in Business Activities within 200 miles of any of the Company’s offices in operation on the commencement date of the El-Hillow Employment Agreement and within 100 miles of any office of the Company established after such commencement date. During the period that the foregoing non-competition restriction applies, Mr. El-Hillow shall not, without the written consent of the Company: (i) solicit any employee of the Company or any of the Company’s affiliates to terminate his employment, or (ii) solicit any customers, partners, resellers, vendors or suppliers of the Company on behalf of any individual or entity other than the Company or its affiliates.As used herein, the term “Business Activities” shall mean conduct of business as a computer and communications technology management company providing IT networking and data center services, including VOIP, storage, security, collaboration, and messaging solutions..

Effective July 7, 2006, Mr. Rothman’s employment with the Company was terminated and the parties entered into a Consulting Service Agreement dated as of July 7, 2006 (the “Rothman Consulting Service Agreement”). The Rothman Consulting Service Agreement has a term of two years, commencing on July 7, 2006 and ending March 31, 2008. For services rendered under the Rothman Consulting Service Agreement, the Company will, during the period July 1, 2006 to December 31, 2007, pay Mr. Rothman consulting fees at the rate of $265,000 per annum, payable quarterly. In addition, the Company paid Rothman a one-time fee of $50,000. The Company also agreed to pay Mr. Rothman, in certain circumstances set forth in the Consulting Service Agreement, a transaction fee, subject to certain limitations and offsets, in an amount equal to one percent (1%) of the Aggregate Purchase Price (as defined) paid by the Company for certain acquisitions by the Company. In connection with these arrangements, Mr. Rothman and the Company executed mutual releases and Mr. Rothman agreed that for a period ending on November 30, 2007 he will be prohibited from engaging in any Business Activities on behalf of any person, firm or corporation, and, subject to certain limitations, he shall not acquire any financial interest in any entity which engages in Business Activities within 200 miles of any of the Company’s offices in operation on the commencement date of the Rothman Employment Agreement and within 100 miles of any office of the Company established after such commencement date. Additionally, until November 20, 2008 Mr. Rothman shall not, without the written consent of the Company: (i) solicit any employee of the Company or any of the Company’s affiliates to terminate his employment, or (ii) solicit any customers, partners, resellers, vendors or suppliers of the Company on behalf of any individual or entity other than the Company or its affiliates. As used herein, the term “Business Activities” shall mean conduct of business as a middle market information technology service provider focused on network management and monitoring, LAN-WAN broadband, security, storage, and messaging.

Termination Benefits for All Other Named Executive Officers.

The tables below provide an estimate of the payments that would be made to each of the named executive officers other than Messrs. Alfano, El-Hillow and Rothman under various termination scenarios. These include voluntary termination, termination by the Company without “cause” or by the executive with “good reason,” and “for cause” termination by the Company. The amounts shown are estimates assuming that such termination was effective as of March 31, 2007. The actual amounts to be paid can only be determined at the time of such executive’s termination of employment from the Company.

Steven Stringer - Executive Benefits and Payments on Termination	Voluntary Termination	Involuntary Termination Without Cause or for Good Reason	For Cause Termination

Severance Payments	$0	$921,250	$0
Post Termination Employee Benefits	0	56,327	0
Acceleration of Equity Awards (1)	0	565,818	0

	$0	$1,543,395	$0

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R).

We entered into an employment agreement, dated August 10, 2006, with Mr. Stringer (as amended, the “Stringer Employment Agreement”) to employ Mr. Stringer as our President and Chief Operating Officer. The Stringer Employment Agreement has an initial term ending December 31, 2009 (the “Initial Term Date”).

In the event of a termination of Mr. Stringer’s employment during the term of the Stringer Employment Agreement by the Company other than for “cause” or by Mr. Stringer for “good reason” or as a result of his death or permanent and total disability, the Company shall provide to Mr. Stringer (or his legal representative):

•

A continuance of his salary at one hundred percent (100%) of his then current base salary, as a severance payment, for a period equal to the greater of (i) one year from the date of termination of Mr. Stringer’s employment or (ii) the period ending on the Initial Term Date (the “Severance Period”).

•

Subject to certain limitations, during the Severance Period, Mr. Stringer will be entitled to a continuance of coverage under all health, life, disability and similar employee benefit plans and programs of the Company on the same basis as he was entitled to participate immediately prior to the commencement of the Severance Period.

Additionally, the impact of Mr. Stringer’s termination of employment on the stock options or other equity incentives held by him (including the maximum period that any such option or other equity incentive shall remain exercisable) shall be governed by the applicable equity incentive plan and agreement. All stock options and other equity incentives granted to Mr. Stringer provide that, upon termination of his employment by the Company other than for “cause” or by him for “good reason”, any unvested shares subject to such options or other equity incentives shall become fully vested and immediately exercisable in connection with such termination.

In connection with any termination by the Company other than for “cause” or by Mr. Stringer for “good reason” or as a result of his death or permanent and total disability the Company is required to execute a release and waiver of claims in favor of Mr. Stringer, as consideration for the execution and non-revocation by Mr. Stringer of a release agreement in favor of the Company and its shareholders and their respective directors, officers and employees. The foregoing payments shall be in lieu of any other severance benefits to which Mr. Stringer is entitled pursuant to any other severance plans, programs, arrangements, or policies of the Company.

In the event that Mr. Stringer’s employment with the Company is terminated during the term of the Stringer Employment Agreement by the Company for “cause”, or by Mr. Stringer other than for “good reason”, the Company shall pay to him (or his legal representative) any earned but unpaid salary amounts and any unreimbursed expenses through his final date of employment with the Company, and the Company shall have no further obligations to him.

During the term of the Stringer Employment Agreement and for a period of: (i) two years thereafter upon Mr. Stringer’s non-renewal of that agreement, (ii) one year thereafter upon the Company’s non-renewal of that agreement, or (iii) two years thereafter upon termination of employment by either Mr. Stringer or the Company for any reason other than non-renewal, Mr. Stringer is prohibited from engaging in any Business Activities on behalf of any person, firm or corporation, and, subject to certain limitations, he shall not acquire any financial interest in any entity which engages in Business Activities within 200 miles of any of the Company’s offices in operation on the commencement date of the Stringer Employment Agreement and within 100 miles of any office of the Company established after such commencement date. During the period that the foregoing non-competition restriction applies, Mr. Stringer shall not, without the written consent of the Company: (i) solicit any employee of the Company or any of the Company’s affiliates to terminate his employment, or (ii) solicit any customers, partners, resellers, vendors or suppliers of the Company on behalf of any individual or entity other than the Company or its affiliates. As used herein, the term “Business Activities” shall mean conduct of business as a computer and communications technology management and/or consulting business providing information technology networking and data center services, including secure access, VOIP, storage, security, messaging solutions, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions.

Jay Braukman - Executive Benefits and Payments on Termination	Voluntary Termination	Involuntary Termination Without Cause or for Good Reason	For Cause Termination

Severance Payments	$0	$260,000	$0
Post Termination Employee Benefits	0	15,363	0
Acceleration of Equity Awards (1)	0	363,218	0

	$0	$638,581	$0

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.

The Company entered into a severance agreement, dated September 28, 2006, with Mr. Braukman (the “Braukman Severance Agreement”) to employ Mr. Braukman as our Senior Vice President and Chief Financial Officer.

In the event of a termination of Mr. Braukman’s employment on or before the fourth anniversary date of the Braukman Severance Agreement by the Company other than for “cause” or by Mr. Braukman for “good reason” or as a result of his death or permanent and total disability, in each case the Company shall provide to Mr. Braukman (or his legal representative):

•

A continuance of his salary at one hundred percent (100%) of his then current base salary, as a severance payment, for a period equal to one year from the date of termination of Mr. Braukman’s employment (the “Severance Period”).

•

Subject to certain limitations, during the Severance Period, Mr. Braukman will be entitled to a continuance of coverage under all health, life, disability and similar employee benefit plans and programs of the Company on the same basis as he was entitled to participate immediately prior to the commencement of the Severance Period.

Additionally, the impact of Mr. Braukman’s termination of employment on the stock options or other equity incentives held by him (including the maximum period that any such option or other equity incentive shall remain exercisable) shall be governed by the applicable equity incentive plan and agreement.

In connection with any termination by the Company other than for “cause” or by Mr. Braukman for “good reason” or as a result of his death or permanent and total disability the Company is required to execute a release and waiver of claims in favor of Mr. Braukman, as consideration for the execution and non-revocation by Mr. Braukman of a release agreement in favor of the Company and its shareholders and their respective directors, officers and employees. The foregoing payments shall be in lieu of any other severance benefits to which Mr. Braukman is entitled pursuant to any other severance plans, programs, arrangements, or policies of the Company.

In the event that Mr. Braukman’s employment with the Company is terminated by the Company for “cause”, or by Mr. Braukman other than for “good reason”, the Company shall pay to him (or his legal representative) any earned but unpaid salary amounts and any unreimbursed expenses through his final date of employment with the Company, and the Company shall have no further obligations to him.

During the term of Mr. Braukman’s employment and for a period of: (i) two years following Mr. Braukman’s termination of his employment, (ii) one year following the Company’s termination of his employment, Mr. Braukman is prohibited from engaging in any Business Activities on behalf of any person, firm or corporation, and, subject to certain limitations, he shall not acquire any financial interest in any entity which engages in Business Activities within 200 miles of any of the Company’s offices in operation on the commencement date of the Braukman Employment Agreement and within 100 miles of any office of the Company established after such commencement date. During the period that the foregoing non-competition restriction applies, Mr. Braukman shall not, without the written consent of the Company: (i) solicit any employee of the Company or any of the Company’s affiliates to terminate his employment, or (ii) solicit any customers, partners, resellers, vendors or suppliers of the Company on behalf of any individual or entity other than the Company or its affiliates. As used herein, the term “Business Activities” shall mean conduct of business as a computer and communications technology management and/or consulting business providing information technology networking and data center services, including secure access, VOIP, storage, security, messaging solutions, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions.

John Kohler – Executive Benefits and Payments on Termination	Voluntary Termination	Involuntary Termination Without Cause or for Good Reason	For Cause Termination

Severance Payments	$0	$200,000	$0
Post Termination Employee Benefits	0	19,080	0
Acceleration of Equity Awards (1)	0	51,602	0

	$0	$270,682	$0

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.

The Company entered into a severance agreement, dated May 21, 2004, with Mr. Kohler (as amended the “Kohler Severance Agreement”) to employ Mr. Kohler as our Senior Vice President and General Counsel.

In the event of a termination of Mr. Kohler’s employment on or before the fourth anniversary date of the Kohler Severance Agreement by the Company other than for “cause” or by Mr. Kohler for “good reason” or as a result of his death or permanent and total disability, in each case the Company shall provide to Mr. Kohler (or his legal representative):

•

A continuance of his salary at one hundred percent (100%) of his then current base salary, as a severance payment, for a period equal to one year from the date of termination of Mr. Kohler’s employment (the “Severance Period”).

•

Subject to certain limitations, during the Severance Period, Mr. Kohler will be entitled to a continuance of coverage under all health, life, disability and similar employee benefit plans and programs of the Company on the same basis as he was entitled to participate immediately prior to the commencement of the Severance Period.

Additionally, the impact of Mr. Kohler’s termination of employment on the stock options or other equity incentives held by him (including the maximum period that any such option or other equity incentive shall remain exercisable) shall be governed by the applicable equity incentive plan and agreement.

In connection with any termination by the Company other than for “cause” or by Mr. Kohler for “good reason” or as a result of his death or permanent and total disability the Company is required to execute a release and waiver of claims in favor of Mr. Kohler, as consideration for the execution and non-revocation by Mr. Kohler of a release agreement in favor of the Company and its shareholders and their respective directors, officers and employees. The foregoing payments shall be in lieu of any other severance benefits to which Mr. Kohler is entitled pursuant to any other severance plans, programs, arrangements, or policies of the Company.

In the event that Mr. Kohler’s employment with the Company is terminated by the Company for “cause”, or by Mr. Kohler other than for “good reason”, the Company shall pay to him (or his legal representative) any earned but unpaid salary amounts and any unreimbursed expenses through his final date of employment with the Company, and the Company shall have no further obligations to him.

During the term of Mr. Kohler’s employment and for a period of: (i) two years following Mr. Kohler’s termination of his employment, (ii) one year following the Company’s termination of his employment, Mr. Kohler is prohibited from engaging in any Business Activities on behalf of any person, firm or corporation, and, subject to certain limitations, he shall not acquire any financial interest in any entity which engages in Business Activities within 200 miles of any of the Company’s offices in operation on the commencement date of the Kohler Employment Agreement and within 100 miles of any office of the Company established after such commencement date. During the period that the foregoing non-competition restriction applies, Mr. Kohler shall not, without the written consent of the Company: (i) solicit any employee of the Company or any of the Company’s affiliates to terminate his employment, or (ii) solicit any customers, partners, resellers, vendors or suppliers of the Company on behalf of any individual or entity other than the Company or its affiliates. As used herein, the term “Business Activities” shall mean conduct of business as a computer and communications technology management and/or consulting business providing information technology networking and data center services, including secure access, VOIP, storage, security, messaging solutions, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions.

Director Compensation

The following table shows the compensation of each Director for services rendered in that capacity during the year ended March 31, 2007.

Name	Fees Earned or Cash Paid	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Arnold Wasserman (1)	$57,375	$22,800	N/A	N/A	N/A	N/A	$80,175
Alvin Nashman (2)	$44,000	$22,800					$66,800
William Lerner (3)	$50,000	$22,800					$72,800

(1) As of June 20, 2007, Mr. Wasserman held options to purchase 108,000 shares of common stock.

(2) As of June 20, 2007, Dr. Nashman held options to purchase 85,500 shares of common stock.

(3) As of June 20, 2007, Mr. Lerner held options to purchase 85,500 shares of common stock.

Directors who are employees of the Company or who are designated as a director by Pequot or Constellation, receive no compensation for their service as directors. As a result, we did not pay any compensation to Mr. Poch, Mr. Heitzmann, or Mr. Thomas Wasserman for serving on our Board of Directors.

For the first three fiscal quarters of 2007, the Company provided the following cash compensation to directors: each director received an annual fee of $16,000 as compensation for serving on our Board of Directors, plus an additional $1,500 for each board meeting attended in person and $750 for each board meeting attended by telephonic conference call. Each member of the board’s Audit, Compensation and Corporate Governance and Nominating Committees receives $2,500 per year, and each chairman of the committees receives $3,500 (except the chairman of the audit committee who receives $5,000), as compensation for serving on such committees, as well as an additional $1,000 for each committee meeting attended in person and $500 for each committee meeting attended by telephonic conference call, in each case if the committee meeting is held on a day other than a day on which the board itself is meeting.

On February 16, 2007 the Company established new director compensation effective from and after January 1, 2007 as follows: each director receives an annual fee of $25,000 as compensation for serving on our Board of Directors. Each such member of the board’s Audit, Compensation and Corporate Governance and Nominating Committees receives $2,500 per year, and each chairman of the committees receives $3,500 (except the chairman of the Audit Committee who receives $5,000), as compensation for serving on such committees.

The Company does not provide non-equity plan compensation or pension benefits to directors; nor does it provide any compensation deferred programs for directors.

The “Fees Earned or Cash Paid” column includes the aggregate of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairman fees, and meeting fees.

The “Stock Awards” column reports the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with SFAS No. 123(R), for common stock grants in 2007.

Performance Graph

          The following graph and table sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in our common stock and each comparison indices, assuming reinvestment of dividends, if any.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Assumes $100 invested at the close of trading on 3/31/02 in MTM Technologies, Inc. common stock, Standard & Poors Small Cap and Peer Group.

Cumulative total return assumes reinvestment of dividends.

	3/31/2002	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007

MTM Technologies, Inc.	100	42.34	105.84	325.56	279.57	90.51
Standard & Poors Small Cap	100	74.53	115.63	129.58	159.26	166.15
Peer Group	100	69.99	93.60	77.66	85.19	88.86

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Our Current Beneficial Owners

          Our Series A Preferred Stock and common stock are the only classes of our voting securities presently outstanding. The Series A Preferred Stock votes on an “as converted” basis, such that each share of Series A Preferred Stock is entitled to that number of votes as equals the number of shares of common stock that the holder of such share of Series A Preferred Stock would receive upon conversion of the share of Series A Preferred Stock, provided that for the Series A-1, A-2, and A-3 shares, such number of votes shall not exceed such number of shares of common stock which would be received based on a conversion price of $1.45 per preferred share and for the Series A-4, A-5, A-6, and A-7 shares shall not exceed one vote per share.

          The following table sets forth as of June 20, 2007 the beneficial ownership of the following persons:

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

	Series A Preferred Stock			Common Stock

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

Pequot Capital Management, Inc. (1)	21,587,928	(2)	77.2%	27,652,137	(3)	67.6%
Gerald A. Poch (4)	21,587,928	(5)	77.2%	27,712,137	(6)	67.8%
Constellation Group (7)	6,379,929	(8)	22.8%	8,284,829	(9)	38.5%
Clifford Rucker (10)	0		0.0%	3,377,566		25.5%
Howard A. Pavony	0		0.0%	795,656	(11)	6.0%
Steven H. Rothman	0		0.0%	897,303	(12)	6.7%
Arnold Wasserman	0		0.0%	145,750	(13)	1.1%
William Lerner	0		0.0%	112,250	(14)	0.8%
Alvin E. Nashman	0		0.0%	112,250	(15)	0.8%
Steven Stringer	0		0.0%	180,766	(16)	1.3%
J.W. Braukman III	0		0.0%	0	(17)	0.0%
John F. Kohler	0		0.0%	65,375	(18)	0.5%
Richard R. Heitzmann (19)	0	(20)	0.0%	0	(21)	0.0%
Thomas Wasserman (22)	0	(23)	0.0%	0	(24)	0.0%
All directors and executive officers as a group (persons)	27,967,857	(25)	100.0%	36,613,357	(26)	73.7%

(1)

According to a Schedule 13D/A filed with the SEC on February 4, 2004, as amended, Pequot Capital Management, Inc. (“Pequot Capital”) is the investment advisor/manager for both the Pequot Fund and Pequot Partners and holds voting and dispositive power over all shares held by such entities. Arthur J. Samberg is the executive officer, director and controlling shareholder of Pequot Capital. Gerald A. Poch, the chairman of our board of directors since May 21, 2004, and Richard R. Heitzmann, one of our directors since May 21, 2004, are each employees of Pequot Capital and, along with Mr. Samberg, disclaim beneficial ownership of these securities except to the extent of their pecuniary interest. The address for Pequot Capital., as well as the Pequot Fund and Pequot Partners is 500 Nyala Farm Road, Westport, Connecticut 06880.

(2)

Represents (a) 3,026,611 shares of Series A-1 Preferred Stock owned of record by the Pequot Fund, (b) 426,653 shares of Series A-1 Preferred Stock owned of record by Pequot Partners, (c) 1,859,203 shares of Series A-2 Preferred Stock owned of record by the Pequot Fund, (d) 262,087 shares of Series A-2 Preferred Stock owned of record by Pequot Partners, (e) 1,787,696 shares of Series A-3 Preferred Stock owned of record by Pequot Fund, (f) 252,006 shares of Series A-3 Preferred Stock owned of record by Pequot Partners, (g) 4,741,606 shares of Series A-4 Preferred Stock owned of record by Pequot Fund, (h) 668,411 shares of Series A-4 Preferred Stock owned of record by Pequot Partners, (i) 2,431,267 shares of Series A-5 Preferred Stock owned of record by Pequot Fund, (j) 342,728 shares of Series A-5 Preferred Stock owned of record by Pequot Partners, (k) 1,784,918 shares of Series A-6 Preferred Stock owned of record by Pequot Fund, (l) 251,615 shares of Series A-6 Preferred Stock owned of record by Pequot Partners, (m) 3,289,425 shares of Series A-7 Preferred Stock owned of record by Pequot Fund, and (n) 463,702 shares of Series A-7 Preferred Stock owned of record by Pequot Partners. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2007. Accrual of dividends on the Series A Preferred Stock commenced on May 21, 2006.

(footnotes continued on next page)

(footnotes continued from previous page)

(3)

Represents (a) the maximum 23,250,091 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record by Pequot Fund and Pequot Partners, as discussed in note (2) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b) 3,858,170 shares of our common stock issuable upon exercise of warrants held of record by the Pequot Fund, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 543,876 shares of our common stock issuable upon exercise of warrants held of record by Pequot Partners, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Pequot Fund and Pequot Partners own of record are subject to anti-dilution adjustment. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2007. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

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

(6)

Represents 60,000 shares of our common stock held by Mr. Poch in his personal account plus the 27,652,137 shares of our common stock beneficially owned by Pequot Capital (see note (3) to this Beneficial Ownership Table), of which Mr. Poch is a Managing Director. Mr. Poch disclaims beneficial ownership to our common stock beneficially owned by Pequot Capital Management, Inc., except to the extent of his pecuniary interest therein.

(7)

The Constellation Group consists of (i) Constellation Venture, Constellation Offshore, BSC and CVC (collectively, “Constellation”), (ii) Constellation Ventures Management II, LLC, which is the sole general partner of Constellation Venture, the sole general partner of Constellation Offshore and the sole managing general partner of BSC, (iii) Bear Stearns Asset Management Inc., which is the managing member of CVC and the investment adviser to each Constellation fund, (iv) Clifford Friedman, who is a member of Constellation Ventures Management II, LLC and a senior managing director of Bear Stearns Asset Management Inc., and (v) Bear Stearns Companies Inc., which is the sole managing member of Constellation Ventures Management II, LLC and the parent corporation of Bear Stearns Asset Management Inc. Constellation Ventures Management II, LLC, Bear Stearns Asset Management Inc. and Mr. Friedman share investment and voting control of shares beneficially owned by Constellation Venture, Constellation Offshore and BSC. Bear Stearns Asset Management Inc. exercises sole investment and voting control of the shares beneficially owned by CVC. The address for each entity and person in the Constellation Group is 383 Madison Avenue, New York, New York 10179.

(8)

Represents (a) 1,018,292 shares of Series A-3 Preferred Stock owned of record by Constellation Venture, (b) 541,887 shares of Series A-3 Preferred Stock owned of record by Constellation Offshore, (c) 454,094 shares of Series A-3 Preferred Stock owned of record by BSC, (d) 25,428 shares of Series A-3 Preferred Stock owned of record by CVC, (e) 1,453,646 shares of Series A-4 Preferred Stock owned of record by Constellation Venture, (f) 773,562 shares of Series A-4 Preferred Stock owned of record by Constellation Offshore, (g) 648,234 shares of Series A-4 Preferred Stock owned of record by BSC, (h) 36,299 shares of Series A-4 Preferred Stock owned of record by CVC, (i) 244,389 shares of Series A-5 Preferred Stock owned of record by Constellation Venture (j) 130,052 shares of Series A-5 Preferred Stock owned of record by Constellation Offshore, (k) 108,981 shares of Series A-5 Preferred Stock owned of record by BSC, (l) 6,102 shares of Series A-5 Preferred Stock owned of record by CVC, (m) 260,575 shares of Series A-6 Preferred Stock owned of record by Constellation Venture, (n) 138,666 shares of Series A-6 Preferred Stock owned of record by Constellation Offshore, (o) 116,200 shares of Series A-6 Preferred Stock owned of record by BSC, (p) 6,507 shares of Series A-6 Preferred Stock owned of record by CVC, (q) 208,189

(footnotes continued on next page)

(footnotes continued from previous page)

shares of Series A-7 Preferred Stock owned of record by Constellation Venture, (r) 110,788 shares of Series A-7 Preferred Stock owned of record by Constellation Offshore, (s) 92,839 shares of Series A-7 Preferred Stock owned of record by BSC, and (t) 5,199 shares of Series A-7 Preferred Stock owned of record by CVC. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2007. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(9)

Represents (a) the maximum 7,012,880 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record by the Constellation Group, as discussed in note (8) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b) 635,002 shares of our common stock issuable upon exercise of warrants held of record by Constellation Venture, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 337,918 shares of our common stock issuable upon exercise of warrants held of record by Constellation Offshore, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (d) 283,171 shares of our common stock issuable upon exercise of warrants held of record by BSC, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, and (e) 15,858 shares of our common stock issuable upon exercise of warrants held of record by CVC, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Constellation Group owns of record are subject to anti-dilution adjustment. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2007. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(10)	The address for Mr. Rucker is c/o Pappas and Lenzo, 114 Union Wharf, Boston, MA 02109.

(11)	Included 5,200 shares of our common stock issuable upon exercise of options granted to Mr. Pavony, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(12)

Includes 109,200 shares of our common stock issuable upon exercise of options granted to Mr. Rothman, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 4,000 shares of our common stock issuable upon exercise of options, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership table nor does it include 2,000 restricted share units which do not vest within the 60 days following the date of this Beneficial Ownership table, or 1,125 shares of our common stock held by Mr. Rothman’s spouse.

(13)	Includes 108,000 shares of our common stock issuable upon exercise of options granted to Mr. Wasserman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(14)	Includes 85,500 shares of our common stock issuable upon exercise of options granted to Mr. Lerner, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(15)	Includes 85,500 shares of our common stock issuable upon exercise of options granted to Dr. Nashman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(16)

Represents 175,766 shares of our common stock issuable upon exercise of options granted to Mr. Stringer and 5,000 shares of our common stock issuable upon vesting of restricted stock units granted to Mr. Stringer, which are exercisable in the case of options or vest in the case of restricted stock units within 60 days following the date of this Beneficial Ownership Table. Does not include 193,434 shares of our common stock issuable upon exercise of options, which are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include 60,900 restricted stock units which do not vest within the 60 days following the date of the Beneficial Ownership table.

(footnotes continued on next page)

(footnotes continued from previous page)

(17)

Does not include 250,000 shares of our common stock issuable upon exercise of options granted to Mr. Braukman, which are not exercisable within 60 days following the date of the Beneficial Ownership Table nor does it include 35,000 units which do not vest with 60 days following the date of the Benefit Ownership Table.

(18)

Represents 65,375 shares of our common stock issuable upon exercise of options granted to Mr. Kohler, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 21,625 shares of our common stock issuable upon exercise of options, which shares are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include the 1,500 restricted stock units which do not vest within the 60 days following the date of this Beneficial Ownership Table.

(19)	The address for Mr. Heitzmann is c/o Pequot Capital Management, Inc., 500 Nyala Farm Road, Westport, Connecticut 06880.

(20)

Does not include the shares of Series A Preferred Stock beneficially owned by Pequot Capital (see note (2) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President. Mr. Heitzmann does not have voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by Pequot Capital.

(21)

Does not include the shares of our common stock beneficially owned by Pequot Capital (see note (3) to this Beneficial Ownership Table), of which Mr. Heitzmann is a Senior Vice President. Mr. Heitzmann does not have voting power nor investment power with respect to our common stock beneficially owned by Pequot Capital.

(22)	The address for Mr. Wasserman is c/o Bear Stearns Asset Management Inc., 383 Madison Avenue, New York, New York 10179.

(23)

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

(24)

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

(25)	Includes those Series A Preferred Stock beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

(26)	Includes those common shares beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

Restated Shareholders’ Agreement

          On August 1, 2005 we entered into an Amended and Restated Shareholders’ Agreement (as amended, the “Restated Shareholders Agreement”) with Pequot, Constellation, Howard A. Pavony and Steven H. Rothman. The Restated Shareholders Agreement reflected certain amendments to the original Shareholders’ Agreement entered into by the parties on May 21, 2004, as a condition to the consummation of our sale to the Pequot Fund and Pequot Partners of our Series A-1 Preferred Stock.

          The Restated Shareholders Agreement provides that parties agree to vote, or cause to be voted, all securities of the Company owned by such party or over which such party has voting control so that the number of directors will consist of: (i) the Company’s CEO; (ii) two directors designated by Pequot Capital, or its assignee; (iii) one director designated by Constellation or its assignee; (iv) Mr. Rothman; (v) three “independent” directors, within the meaning of “independent” under the current rules of NASDAQ, selected by the Company’s nominating and corporate governance committee; and (vi) two additional independent directors to be selected by the CEO and reasonably acceptable to the Company’s nominating and corporate governance committee. Under certain circumstances where Pequot holds less than 25% of the securities Pequot purchased pursuant to the Purchase Agreement, the right to designate two directors in (ii) above will be reduced to one director and the above voting provisions will be adjusted in the manner described in the Restated Shareholders’ Agreement. On July 7, 2006, in connection with the termination of his employment with the Company, Mr. Rothman waived the obligation that Pequot and Constellation vote in favor of his appointment as a director and Mr. Rothman did not stand for reelection to the Board of Directors at the Company’s 2006 Annual Meeting of Shareholders.

          The obligation of the parties under the Restated Shareholders’ Agreement will expire upon the earliest to occur of (i) the completion of any voluntary or involuntary liquidation or dissolution of the Company, (ii) the sale of all or substantially all of the Company’s assets or of a majority of the outstanding equity of the Company to any person that is not a party to the Restated Shareholders’ Agreement, or (iii) December 10, 2009. Messrs. Rothman and Pavony’s obligation to vote for (i) two directors designated by Pequot Capital, and (ii) one director designated by Constellation or its assignee, shall terminate if (a) Pequot or their assignees own less than 10% of the outstanding Series A Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to Pequot, (b) Constellation or its assignees own less than 10% of the Series A-3 Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to Constellation, or (c) any other shareholders that are introduced to the company by Pequot own less than 10% of the shares acquired by such shareholders from the company in a transaction not including a public offering or (ii) if Messrs. Pavony and Rothman individually own less than 10% of the number of shares of common stock owned by such person on December 10, 2004.

          The Restated Shareholders Agreement also contains provisions (i) restricting the transfer of any securities by shareholders party to the Restated Shareholders Agreement in certain circumstances and (ii) granting the Investors certain rights of first refusal and tag-along rights with respect to any dispositions by Messrs. Pavony and Rothman of their shares of common stock.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

          During fiscal 2007 the Company paid approximately $123,000 in fees to Tectura Corporation (“Tectura”) for certain consulting services related to the implementation and management of the Company’s accounting systems. Funds controlled by Pequot Capital hold more than 10% of the equity securities of Tectura and Gerald A. Poch, Non-executive Chairman of the Board of the Company, is a director of Tectura.

          During fiscal 2007 the Company paid approximately $970,000 in fees to Savvis, Inc. (“Savvis”) for certain technology and data center services. Members of the Constellation Group or funds affiliated with them held, during fiscal 2007, more than 10% of the preferred equity securities of Savvis and Clifford Friedman, who is a member of Constellation Ventures Management II, LLC and a senior managing director of Bear Stearns Asset Management Inc., was a director of Savvis.

          We are a party to a lease agreement, dated December 31, 2004, for our facility located in Peabody, MA. We became a party to this lease as part of the December 2005 acquisition of Nexl. The landlord for this facility is C&S Realty Peabody Trust, a nominee trust controlled by Clifford Rucker and his affiliates. Mr. Rucker owns approximately 26% of our outstanding common stock and was formerly the president of our Northeast region. The lease covers approximately 38,000 square feet, has a monthly rent of approximately $35,000, terminates in December 2009, and is subject to our option to renew for an additional five year term.

          Mr. Rucker also operates a lease financing company called Nexl Financial Services, Inc. (“Nexl Financial”). From time to time, Nexl Financial has provided lease financing to certain of our clients. During the year ended March 31, 2007 Nexl Financial provided equipment leasing to our clients on one occasion for equipment having a purchase price of approximately of $85,000.

          On August 1, 2005, we entered into a consulting agreement with Howard Pavony in connection with the termination of his employment with the Company. This agreement provides that Mr. Pavony will perform certain consulting services for us until May 21, 2007 in exchange for an annual consulting fee of $265,000, plus an automobile allowance and health benefits. Mr. Pavony beneficially owns approximately 6% of our outstanding common stock.

          On July 7, 2006, we entered into a consulting agreement with Steven Rothman in connection with the termination of his employment with the Company. This agreement provides that Mr. Rothman will perform certain consulting services for us until March 31, 2008. We will pay Mr. Rothman an annual consulting fee of $265,000, plus health benefits through December 31, 2007. Thereafter, we will pay Mr. Rothman certain transaction fees in the event we complete an acquisition introduced to the Company by Mr. Rothman. Mr. Rothman beneficially owns approximately 7% of our outstanding common stock.

          On April 26, 2007, in connection with the termination of his employment with the Company, we entered into a consulting agreement with Francis J. Alfano and Consultant. Mr. Alfano is the sole member of the Consultant. This agreement provides that Consultant will perform certain consulting services for us until June 30, 2009. For services rendered under the Alfano Consulting Service Agreement, the Company paid or will pay Consultant (i) a signing bonus of $58,333.33 on May 15, 2007 in accordance with the normal payroll practices of the Company and (ii) fees at the rate of $29,166.67 per month, payable in arrears in twice monthly payments with the initial payment on May 15, 2007 in accordance with the normal payroll practices of the Company, provided that a lump sum payment on March 31, 2008 shall be made which shall include fees from April 1, 2008 through March 31, 2009. At the time of this transaction Mr. Alfano was Chief Executive Officer and a Director of the Company. As a condition to entering into this Agreement, Mr. Alfano resigned from the Board of Directors.

          Our independent directors committee, which consists only of directors who are neither members of the management nor associated with Pequot or Constellation (or other similar investors) considers, reviews and provides guidance and oversight regarding transactions or other situations in which other board members, who are either members of management or employees of Pequot or Constellation (or other similar investors), have interests that may be in addition to, or different from, the interests of the shareholders in general. Additionally, we have adopted a Code of Business Conduct and Ethics which mandates that directors, officers and employees of the Company must avoid any conflicts of interest between their personal interests and the Company’s interests. Other than as set forth above, our Board does not have a specific policy regarding review of transactions involving directors, management or other related parties. However, we discourage such transactions and have historically limited the approval of such transactions to specific and rare instances with the full disclosure to, and approval of, the disinterested members of our board.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

          The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2007	2006

Audit fees(1)	$320,000	$300,000
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	3,003	68,200

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

Audit Committee Pre-Approval Policy

          In addition to retaining Goldstein Golub Kessler LLP to audit our consolidated financial statements for the years ended March 31, 2007 and 2006, we retained Goldstein Golub Kessler to provide other auditing and advisory services to us in our 2007 and 2006 fiscal years. We understand the need for Goldstein Golub Kessler to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Goldstein Golub Kessler, our audit committee has restricted the non-audit services that Goldstein Golub Kessler and its aligned company may provide to us primarily to tax services and merger and acquisition due diligence and audit services, and has determined that we would obtain even these non-audit services from Goldstein Golub Kessler and/or its aligned company only when the services offered by Goldstein Golub Kessler and its aligned company are more effective or economical than services available from other service providers.

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

2.2	—	Stock Purchase Agreement, dated January 27, 2005, by and among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc.*

2.3	—	Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc.*

2.4	—	Asset Purchase Agreement, dated September 17, 2004 by and among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc.*

3.1	—	Restated Certificate of Incorporation, as amended

3.2	—	Amended and Restated By-Laws*

4.1	—

Purchase Agreement, dated May 24, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.2	—

Purchase Agreement, dated March 29, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.3	—

Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.4	—

Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.5	—

Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.6	—

Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.7	—

Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.8	—

Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.9	—	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*

4.10	—

Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.11	—

Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC, Partners II LLC*

4.12	—

Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.13	—	Form of the Series A-7 Warrant Certificate*

4.14	—	Form of the Series A-6 Warrant Certificate*

4.15	—	Form of the Series A-5 Warrant Certificate*

4.16	—	Form of the Series A-4 Warrant Certificate*

4.17	—	Form of the Series A-3 Warrant Certificate*

4.18	—	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP*

4.19	—	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*

4.20	—	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P.*

4.21	—	Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*

4.22	—	Warrant Certificate issued to National Electrical Benefit Fund*

4.23	—	Series A-5 Voting Agreement, dated November 23, 2005*

4.24	—	Columbia Voting Agreement, dated November 4, 2005*

10.1	—	Waiver Letter, dated February 14, 2007, between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc.*

10.2	—

Waiver Letter dated December 9, 2005, by Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

10.3	—

Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender*

10.4	—	Financing Agreement among the CIT Group/Business Credit, Inc., the Lenders that are parties thereto, MTM Technologies, Inc., and its subsidiaries that are parties thereto, dated as of June 8, 2005*

10.5	—

Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc. MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005*

10.6	—	Micros-to-Mainframes, Inc. 2002 Long-Term Performance Plan*

10.7	—	Micros-to-Mainframes, Inc. 2004 Equity Incentive Plan*

10.8	—	Micros-to-Mainframes, Inc. 2000 Long-Term Performance Plan*

10.9	—	Micros-to-Mainframes, Inc. 1998 Stock Option Plan*

10.10	—	Micros-to-Mainframes, Inc. 1996 Stock Option Plan*

10.11	—	Micros-to-Mainframes, Inc. 1993 Employee Stock Option Plan*

10.12	—	MTM Technologies, Inc. Associates Stock Purchase Plan*

10.13	—	Consulting Agreement, dated April 26, 2007, between MTM Technologies, Inc. and Francis J. Alfano and Tory Ventures LLC*

10.14	—	Agreement and General Release, dated April 26, 2007, between MTM Technologies, Inc. and Francis J. Alfano*

10.15	—	Letter Agreement, dated September 28, 2006 between MTM Technologies, Inc. and J.W. Braukman, III*

10.16	—	Consulting Service Agreement, dated September 13, 2006 between MTM Technologies, Inc. and Michael El-Hillow*

10.17	—	Employment Agreement, dated August 10, 2006 by and between MTM Technologies, Inc. and Steven Stringer*

10.18	—	Consulting Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman*

10.19	—	Letter Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman*

10.20	—	Employment Agreement, dated June 28, 2006, between MTM Technologies, Inc. and Francis J. Alfano*

10.21	—	Severance Letter, dated December 12, 2005, between MTM Technologies, Inc. and Michael El-Hillow*

10.22	—	Waiver and Amendment Letter, dated June 21, 2007, between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc.*

10.23	—	Waiver and Amendment Letter, dated June 21, 2007, between MTM Technologies, Inc. and the Textron Financial Corporation.*

10.24	—	Lease Agreement, dated August 15, 2005, between 1200 High Ridge Company, LLC and MTM Technologies, Inc. *

10.25	—	Form of Employee Stock Option Agreement*

10.26	—	Form of Employee Restricted Stock Unit Agreement*

10.27	—	Form of Executive Stock Option Agreement*

10.28	—	Form of Executive Restricted Stock Unit Agreement*

14.1	—	Code of Ethics*

21.1	—	Subsidiaries of MTM Technologies, Inc.

23.1	—	Consent from Goldstein Golub Kessler LLP

31.1	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer

31.2	—	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III

32.1	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer

32.2	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III

* Incorporated by Reference. See Exhibit Index.

Financial Statements and Schedules

We have provided in Item 8 to this Annual Report on Form 10-K a complete list of the financial statements being filed with this Form 10-K. There are no financial statement schedules applicable to this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MTM TECHNOLOGIES, INC.

          We have audited the accompanying consolidated balance sheets of MTM Technologies, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTM Technologies, Inc. and Subsidiaries as of March 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with United States generally accepted accounting principles.

          As discussed in Note 1 to the financial statements, effective April 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 27, 2007

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,

	2007	2006

ASSETS
Current assets:
Cash	$4,439	$18,154
Accounts receivable-trade, net of allowance of $1,552 and $977, respectively	46,543	48,930
Inventories	2,210	3,762
Prepaid expenses and other current assets	5,389	4,740

Total current assets	58,581	75,586
Property and equipment, net	16,005	15,942
Goodwill	69,987	67,134
Identified intangible assets, net of amortization	3,809	6,574
Other assets	1,079	1,017

Total assets	$149,461	$166,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Secured revolving credit facilities	$10,692	$14,916
Inventory financing agreements	11,358	5,641
Current portion of promissory note	—	667
Accounts payable	30,737	28,131
Accrued expenses	11,207	9,596
Deferred revenue	6,477	5,370
Current portion of capital lease obligations	548	561

Total current liabilities	71,019	64,882

Secured promissory note	23,507	22,947
Non-current portion of capital lease obligations	425	1,011
Other long-term liabilities	5,191	695

Total liabilities	100,142	89,535

Shareholders’ equity:
Series A preferred stock, $.001 par value; 33,500,000 and 31,000,000 shares authorized; issued and outstanding 22,645,766 and 20,024,832 shares at March 31, 2007 and March 31, 2006, respectively	54,307	49,883
Common stock, $.001 par value; 80,000,000 shares authorized; issued and outstanding 11,920,919 and 11,490,537 shares, respectively	12	12
Additional paid-in capital	54,315	54,121
Accumulated deficit	(59,315)	(27,298)

Total shareholders’ equity	49,319	76,718

Total liabilities and shareholders’ equity	$149,461	$166,253

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,

	2007	2006	2005

Net revenues:
Products	$206,917	$175,851	$73,161
Services	68,061	60,868	28,033

Total net revenues	274,978	236,719	101,194

Costs and expenses:
Cost of products sold	176,284	150,783	64,246
Cost of services provided	43,507	36,580	18,160
Selling, general and administrative expenses	75,167	52,164	22,708
Restructuring	6,056	—	—

Total costs and expenses	301,014	239,527	105,114

Loss from operations	(26,036)	(2,808)	(3,920)

Other income(expense):
Interest expense, net of interest income	(5,108)	(5,425)	(4,686)
Other expenses	(446)	—	—

Loss before income tax provision	(31,590)	(8,233)	(8,606)

Provision for income taxes	427	241	13

Net loss	$(32,017)	$(8,474)	$(8,619)

Preferred stock dividend	(3,168)	—	—

Net loss available to common shareholders	$(35,185)	$(8,474)	$(8,619)

Net loss per common share:
Basic and Diluted	$(3.00)	$(0.99)	$(1.51)

Weighted average number of common shares outstanding:
Basic and Diluted	11,741	8,542	5,714

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit

	Number of Shares	Amount	Number of Shares	Amount			Total

Balance at March 31, 2004			4,723	$5	$15,364	$(10,205)	$5,164
Issuance of preferred stock	9,102	$16,997			6,776		23,773
Issuance of common stock to employees pursuant to exercise of options			59	—	87		87
Issuance of common stock in connection with acquisitions			2,567	3	7,115		7,118
Stock-based compensation					10		10
Issuance of common stock for consulting services			27	—	45		45
Net loss						(8,619)	(8,619)

Balance at March 31, 2005	9,102	16,997	7,376	8	29,397	(18,824)	27,578
Issuance of preferred stock	5,847	16,387			2,182		18,569
Series A notes converted to preferred stock	5,076	16,499					16,499
Warrant and future rights liability converted to equity					5,043		5,043
Warrants issued with secured promissory note					2,240		2,240
Issuance of common stock to employees pursuant to exercise of options			121	—	183		183
Issuance of common stock in connection with acquisitions			3,958	4	14,843		14,847
Stock-based compensation					139		139
Issuance of common stock to Board			36	—	94		94
Net loss						(8,474)	(8,474)

Balance at March 31, 2006	20,025	49,883	11,491	12	54,121	(27,298)	76,718
Issuance of preferred stock	2,020	2,610			390		3,000
Dividends on Series A preferred stock	601	1,814			(3,168)		(1,354)
Repurchase of common stock			(145)	—	(362)		(362)
Issuance of common stock to employees pursuant to employee stock purchase plan			67	—	162		162
Issuance of common stock to employees pursuant to exercise of options			295	—	387		387
Issuance of common stock in connection with acquisition			62	—	232		232
Issuance of common stock for promissory note payment			106		335		335
Stock-based compensation					2,218		2,218
Issuance of common stock to Board			45	—			—
Net loss						(32,017)	(32,017)

Balance at March 31, 2007	22,646	$54,307	11,921	$12	$54,315	$(59,315)	$49,319

See Notes to Consolidated Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,

	2007	2006	2005

OPERATING ACTIVITIES:
Net loss	$(32,017)	$(8,474)	$(8,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	828	(222)	—
Depreciation	6,596	3,573	1,731
Amortization of intangibles	2,765	2,474	827
Amortization of debt discount	560	3,102	3,882
Non-cash interest on secured subordinated promissory note	2,120	263	—
Amortization of debt issuance costs	534	—	—
Stock-based compensation	2,218	233	11
Non-cash restructuring costs	450	—	—
Gain on fair value of warrants	—	(1,292)	(462)
Changes in operating assets and liabilities net of effects of acquisitions:
(Increase)decrease in assets:
Accounts receivable	1,557	(3,283)	923
Inventories	1,252	(1,238)	(431)
Prepaid expenses and other current assets	(1,197)	(551)	(1,038)
Other assets	(55)	(630)	498
Increase(decrease) in liabilities:
Accounts payable and accrued expenses	3,084	293	(8,316)
Deferred revenue	1,005	(445)	(1,422)

Net cash used in operating activities	(10,300)	(6,197)	(12,416)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired of $35	(520)	(14,044)	(27,857)
Additions to property and equipment	(6,644)	(9,636)	(1,624)
Adjustment to purchase price related to acquisition of businesses	—	(2,942)	—
Decrease(Increase) in restricted cash	—	1,000	(1,000)

Net cash used in investing activities	(7,164)	(25,622)	(30,481)

FINANCING ACTIVITIES:
(Repayment) borrowing on secured revolving credit facility	(4,223)	540	7,695
Borrowing (repayment) on inventory financing	5,717	2,712	(526)
Proceeds from issuance of preferred stock, net	3,000	18,569	23,818
Proceeds from issuance of secured promissory note	—	24,319	—
Proceeds from issuance of subordinated promissory notes	—	—	16,000
Repurchase of common stock	(362)	—	—
Common stock issued from stock options exercised	387	183	87
Common stock issued under employee stock purchase plan	162	—	—
Principal payments on capital lease obligations	(599)	(318)	(87)
Principal payments on promissory note	(333)	(42)	(450)

Net cash provided by financing activities	3,749	45,963	46,537

Net (decrease) increase in cash	(13,715)	14,144	3,640
Cash at beginning of period	18,154	4,010	370

Cash at end of period	$4,439	$18,154	$4,010

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,358	$1,443	$568
Income taxes	$288	$18	$—
Supplemental disclosure of non-cash financing activities:
Exchange of convertible subordinated promissory notes for Series A Preferred Stock	$—	$16,499	$—
Series A Preferred Stock dividend accrued	$1,354	$—	$—
Reclassification of warrant and future rights liability to additional paid-in capital	$—	$5,043	$—
Equipment acquired by capital lease	$—	$1,440	$—
Supplemental disclosure of non-cash investing activities:
Adjustment to purchase price of subsidiary consisting of common stock	$—	$4,107	$—
Common stock issued for promissory note payment	$335	$—	$—
Common stock issued in acquisition	$232	$10,740	$7,118
Non-cash adjustments to goodwill	$2,333	$15,958	$2,166
Additional liability incurred to settle contingent consideration relative to acquisitions	$1,385	$—	$—

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

The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the suppliers, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company’s three largest suppliers accounted for 26%, 14% and 11% of all product sales for the year ended March 31, 2007. The sales of products from the Company’s two largest suppliers accounted for 16% and 15% of all product sales for the year ended March 31, 2006. The sales of products from the Company’s four largest suppliers accounted for 27%, 14%, 13% and 12% of all product sales for the year ended March 31, 2005. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at an amount to allow for profitable resale at a competitive market price.

Liquidity

The Company sustained net losses during the years ended March 31, 2007, 2006, and 2005 and had a net working capital deficit of $12.4 million for the year ended March 31, 2007. Net of the Company’s secured credit facilities, working capital was $9.6 million. The Company has made a concerted effort in the current fiscal year to improve its working capital position. These have included issuing additional shares of preferred stock, a $6.0 million restructuring, other cost control initiatives, and the discontinuation of certain sales of low margin products. The Company anticipates that its available cash including the proceeds received from the issuance of preferred stock in the first quarter of fiscal 2008 together with its credit facilities, will provide the Company with the capital necessary to meet its obligations as they come due in the foreseeable future.

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

Financial Statement Reclassification

Certain prior year’s balances have been reclassified to conform to the March 31, 2007 presentation.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on historical experience, customer credit risk and application of the specific identification method. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Information relating to the allowance for doubtful accounts is as follows (in thousands):

	Beginning of Year	Additions (a)	Deductions (b)	End of Year

Year ended March 31,
2005	$233	$615	$107	$741
2006	741	788	552	977
2007	$977	$828	$253	$1,552

(a)	Includes bad debt provisions and allowance assumed through acquisitions.

(b)	Includes write-offs for uncollectible accounts receivables and net changes to allowance estimates.

Inventories

Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out method.

Fair Value of Financial Instruments

The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. All current assets are carried at their cost and current liabilities are recorded at their contract amount, which approximates fair value because of their short term nature. The carrying value of short-term financing arrangements and long-term debt obligations approximates fair value because interest rates over the relative term of these instruments approximate current market interest rates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company did not have any customer at March 31, 2007 or 2006 which accounted for more than 10% of its total accounts receivable. At March 31, 2007 the combined top two customer balances accounted for approximately 12% of the Company’s total accounts receivable. Credit is extended to customers based on an evaluation of their financial condition in an effort to reduce the risk of loss. Collateral is generally not required.

Property and Equipment

Property and equipment, which includes assets under capital leases, are stated at cost and are depreciated using the straight-line method over estimated useful lives, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of the existing assets are capitalized. The cost of maintenance and repairs are charged to operations as incurred.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company incurred approximately $6.6 million, $3.6 million and $1.7 million of depreciation and amortization expense for the years ended March 31, 2007, 2006 and 2005, respectively.

The following is a summary of property and equipment held by the Company at:

	March 31,

(in thousands)	2007	2006

Furniture, fixtures and office equipment	$15,832	$14,069
Software and software development costs	16,366	12,425
Capitalized lease equipment	1,650	2,036
Leasehold Improvements	2,410	1,921
Vehicles	790	247

	37,048	30,698
Less: accumulated depreciation and amortization	21,043	14,756

Property and equipment, net	$16,005	$15,942

Software Development Costs

The cost of software developed for internal use incurred during the preliminary project stage is expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, generally three years.

Goodwill

Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated fair values. Because the Company has fully integrated it’s acquisitions, it has determined that it has only one reporting unit for purposes of testing for goodwill impairment. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2007, 2006 and 2005.

The change in goodwill during the year ended March 31, 2006 and 2007, respectively was as follows (in thousands):

Balance at March 31, 2005	34,190
Purchase of Nexl	24,759
Earn out payments:
Network Catalyst	1,197
Vector	3,608
Infosys	1,692
Other	1,688

Balance at March 31, 2006	67,134

Purchase of Axcent	1,270
Earnout payment for Nexl	1,385
Other	198

Balance at March 31, 2007	69,987

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

Definite-lived intangibles, which mainly consist of client relationships, are amortized over their estimated useful lives, three to five years.

Intangible assets consist of the following at:

	March 31,

(in thousands)	2007	2006

Client relationships	$8,915	$8,915
Know-how	710	710
Non-compete agreements	250	250

	9,875	9,875
Less: accumulated amortization	6,066	3,301

Identified Intangible assets, net	$3,809	$6,574

Amortization expense amounted to approximately $2.8 million, $2.5 million, and $0.8 million for the years ended March 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

Year ending March 31,

2008	$2,026
2009	939
2010	506
2011	338
2012	—

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Long-lived assets include property and equipment. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the three fiscal years ended March 31, 2007, 2006 and 2005, no such impairment existed.

Revenue Recognition

The Company recognizes revenue from the sales of hardware when the rights and risks of ownership have passed to the client, upon shipment or receipt by the client, depending on the terms of the sales contract with the client. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Revenue from services is recognized upon performance and acceptance after consideration of all of the terms and conditions of the client contract. Service contracts generally do not extend over one year, and are recognized when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the resulting receivables is reasonably assured. Revenue is recognized as services are performed or over the contracted period, as specified in the agreement. For arrangements with multiple deliverables, delivered items are accounted for separately, provided that the delivered item has value to the client on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Revenue billed on retainer is recognized as services are performed and amounts not recognized are recorded as deferred revenue.

The Company periodically receives discretionary cost reimbursements from suppliers. These reimbursements are accounted for as reductions to the cost of sales products.

Shipping and handling costs are included in the cost of sales.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Stock-Based Compensation

The Company maintains several stock equity incentive plans under which incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”) may be granted to employees (including officers), consultants, independent contractors, and non-employee directors. The Company also has an Associate Stock Purchase Plan (“ASPP”).

Prior to April 1, 2006, the Company accounted for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB Opinion No. 25”). APB Opinion No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. As the stock options granted under these plans typically had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost related to stock options was reflected in the Company’s results of operations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) effective April 1, 2006 (the “adoption date”) using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized in the Company’s statement of operations includes: (a) the estimated expense for stock options and RSUs granted prior to, but not fully vested as of the adoption date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) the estimated expense for stock options and RSUs granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. In determining whether an award is expected to vest, we generally use an estimated forfeiture rate based on historical forfeiture rates. The estimated forfeiture rate is updated for actual forfeitures quarterly. Under the modified prospective transition method, results for prior periods are not restated. No stock-based compensation expense was recognized in the consolidated financial statements related to the ASPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment.

Total stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2007 was $2.2 million. Included in this amount were expenses related to RSUs of approximately $0.3 million, which would have been included in the Company’s results of operations under the provisions of APB Opinion No. 25. The expense related to RSUs is therefore excluded from the impact of the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s loss before income taxes for the year ended March 31, 2007 was increased by $1.9 million. No income tax benefit has been recognized in the consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets. The implementation of SFAS No. 123(R) reduced basic and diluted earnings per share by $0.16 for the year ended March 31, 2007. The implementation of SFAS No. 123(R) did not have a significant impact on cash flows from operations during the year ended March 31, 2007.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) based upon certain assumptions. Black-Scholes was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. In addition, Black-Scholes requires the input of highly subjective assumptions including the expected stock price volatility. In management’s opinion, the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For SFAS No. 123(R) purposes, the fair value of each stock option grant was estimated on the date of grant using Black-Scholes with the following weighted-average assumptions:

Year Ended

March 31, 2007

Expected term	5 years
Expected stock price volatility	76.1%
Risk-free interest rate	4.8%
Expected dividend yield	0%
Weighted-average grant-date fair value of options granted	$1.57

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

	Year Ended March 31,

(in thousands, except per share data)	2006	2005

Net loss – as reported	$(8,474)	$(8,619)
Deduct: Total stock-based compensation cost using the fair value method for all awards	(2,944)	(1,564)

Net loss – pro forma	$(11,418)	$(10,183)

Basic and diluted net loss per common share – as reported	$(0.99)	$(1.51)

Basic and diluted net loss per common share – pro forma	$(1.34)	$(1.78)

For pro forma purposes, the fair value of stock awards was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions for stock options:

	Year Ended March 31,

	2006	2005

Expected term	10 years	10 years
Expected stock price volatility	86.6%	94.4%
Risk-free interest rate	4.5%	4.4%
Expected dividend yield	0%	0%
Weighted-average grant-date fair value of options granted	$3.58	$2.71

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 24.1 million, 26.9 million and 23 million common shares as of March 31, 2007, 2006 and 2005, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the years then ended since the effect of such securities would be anti-dilutive.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether adoption of SFAS No. 157 will have an impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of equity for fiscal 2007.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. We do not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements. This standard will become effective for us in the first quarter of fiscal 2008.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Restructuring and Other Charges

In fiscal 2007, the Company implemented a cost reduction plan (the “Restructuring Plan”) designed to improve operating income through reductions of selling, general and administrative expenses (“S,G&A”) and enhancements in gross margin. The Restructuring Plan was approved by senior management and included significant headcount reductions associated with the final stages of integrating the acquired companies, facility consolidations, as well as other cost reductions. As part of the Restructuring Plan, the Company also restructured and consolidated other job functions within all regions. This plan resulted in restructuring charges for the year ended March 31, 2007 totaling $6.0 million; $3.1 million primarily related to a reduction in force of senior and middle management, another $1.4 million related to employee terminations, a charge of $0.8 million related to the closure and underutilization of certain facilities and the remaining $0.7 million was for the write-off of other non-cash items.

The payment activities and adjustments in fiscal 2007 and the remaining liability at March 31, 2007 related to the Restructuring Plan are summarized in the table below.

(in thousands)	Outstanding Liability at March 31, 2006	Costs Incurred	Amounts Paid	Non-cash Adjustments	Remaining Liability at March 31, 2007

Employee termination benefits	—	$4,468	$(2,573)	$—	$1,895
Facility costs	—	839	(225)	—	614
Other costs	—	749	—	(450)	299

Total	—	$6,056	$(2,798)	$(450)	$2,808

For the year ended March 31, 2007 the Company has paid out $2.8 million in cash related to the restructuring and anticipates that the remaining employee termination benefits will be paid by March 31, 2008 and payment of the facility costs will continue until June, 2011.

Additionally, results for the year ended March 31, 2007 include $2.0 million of non-recurring charges. During the third quarter the Company recognized $0.6 million in integration costs for plan implementation and personnel redundancy costs. This amount is included in S,G&A. The balance of $1.4 million of other one-time charges incurred in the second quarter consisted of $0.5 million of charges recorded in cost of products sold for a write-off of obsolete inventory obtained as part of prior business acquisitions and $0.9 million of charges to S,G&A.

Note 3. Credit Facilities

Since June 2005, the Company has a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit Inc. (“CIT”) and an Amended and Restated Loan and Security Agreement (the “New Textron Facility”) with Textron Financial Corporation (“Textron”), which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the Company from CIT are also reduced by amounts borrowed under the New Textron Facility. Effective in the second quarter of fiscal 2007, CIT effectively reduced the amount the Company can borrow under the CIT Facility by increasing the required availability reserve to $3 million. The CIT Facility required, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Liquidity of not less than $3 million measured on a weekly basis, Consolidated Senior Leverage of not greater than 4.00 to 1.00 for the trailing four quarters and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 for the trailing four quarters. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The New Textron Facility allows the Company to finance inventory purchases up to $15 million from approved vendors on a 45-day interest-free basis in most cases. Interest accrues after expiration of the applicable interest free period at the rate equal to a specified prime rate plus 4%. The financial and other covenants in the New Textron Facility are substantially the same as those in the CIT Facility. The facilities include a first priority secured interest in all of our assets.

As of March 31, 2007, the Company was not in compliance with all covenants prescribed under the CIT Facility and the New Textron Facility; however, the Company received waiver letters from both CIT and Textron.

Available funds under both the CIT Facility and the New Textron Facility amounted to $7.3 million at March 31, 2007.

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,

	2007	2006

Accrued restructuring	$2,515	$—
Acquisition related costs	2,944	2,732
Compensation related costs	2,217	2,925
Accrued sales tax	1,027	1,433
Accrued other	2,504	2,506

	$11,207	$9,596

Note 5. Long-Term Debt

Secured Promissory Note

On November 23, 2005 the Company entered into a secured credit agreement (the “Columbia Facility”) with Columbia Partners, L.L.C. Investment Management, as Investment Manager, (“Columbia Partners”) and National Electric Benefit Fund, as Lender (the “Lender”), whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”).

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. As of March 31, 2007, $3.5 million in interest has been accrued on the Note, of which $0.6 million has been paid in cash, $0.1 million is accrued and payable within the next quarter, and $2.8 million is accrued and is payable at maturity. The Note is secured by a subordinated lien on the assets of the Company. In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by independent valuation utilizing the Black-Scholes model.

The Columbia Facility required, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Senior Leverage of not greater than 4.40 to 1.00 as of the end of March 31, 2007, and for the trailing four quarters and consecutive four quarters ending thereafter and that the Company maintain a Consolidated Fixed Charge Coverage Ratio of not less than .90 to 1.00 for the trailing four quarters ended March 31, 2007 and consecutive four quarters ending thereafter. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. The Company received a waiver letter in November 2006 from Columbia Partners, which included a waiver of the Consolidated Senior Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio through and including the period ended March 31, 2008.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Leases

The Company maintains capital leases for computer equipment and vehicles, with effective interest rates ranging from 6.3% to 8.7%. The majority of the leases expire by May 2009.

The components of debt are as follows (in thousands):

	March 31,

	2007	2006

Secured promissory note	$23,507	$22,947
Promissory note	—	667
Capital lease obligations	973	1,572

Total	$24,480	$25,186

The Company’s future debt maturities at March 31, 2007 are summarized below (in thousands):

Year ended

2008	$548
2009	306
2010	23,626
2011	—
2012	—

Total minimum debt payments	$24,480
Less current maturities	(548)

Total long-term debt	$23,932

Note 6. Stock and Benefit Plans

Stock Option Plans

We have adopted the following stock plans:

•

a 1993 Employee Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2007, 26,666 shares have been issued upon exercise of options and 120,000 shares are subject to outstanding options;

•

a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2007, 77,600 shares have been issued upon exercise of options and 24,000 shares are subject to outstanding options;

•

a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2007, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

•

a 2000 Long-Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2007, 89,800 shares have been issued upon the exercise of options and 230,000 shares are subject to outstanding awards;

•

a 2002 Long-Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2007, 15,000 shares have been issued upon the exercise of options and 60,000 shares are subject to outstanding awards; and

•

a 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the award of an aggregate of 4,350,000 shares of our common stock, of which, as of March 31, 2007, 300,450 shares have been issued upon the exercise of options and vested RSUs and 3,037,753 shares are subject to outstanding awards.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 1993 Stock Option Plan and the 1996 Stock Option Plan have expired. Accordingly, we can no longer grant new options under such plans. The Company has chosen, with the approval of the Board of Directors, not to grant future options from the 1998, 2000 and 2002 Plans. Under the terms of the 2004 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years) and generally expire ten years from the date of grant. At March 31, 2007, we had outstanding options and RSUs to purchase approximately 3.6 million shares of common stock and approximately 586,000 shares of common stock are available for future awards. On June 6, 2007, the Compensation Committee of the Board of Directors approved an increase in the number of shares available for issuance under the 2004 Plan from 4,000,000 to 4,350,000 shares.

A summary of stock option activity under these plans as of March 31, 2007, 2006 and 2005, and changes during the years then ended, is presented below:

(in thousands, except exercise price)	Number of Shares	Weighted-Average Exercise Price	(In the money options) Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term

Outstanding at March 31, 2004	983	$2.19	$83	4.6 years
Granted	2,144	2.90
Canceled/Expired	(116)	3.22
Exercised	(59)	1.48

Outstanding at March 31, 2005	2,952	$2.93	$4,964	8.0 years
Granted	974	4.13
Canceled/Expired	(336)	4.18
Exercised	(121)	1.84

Outstanding at March 31, 2006	3,469	$3.21	$3,186	7.9 years
Granted	705	2.62
Canceled/Expired	(841)	3.93
Exercised	(187)	2.07

Outstanding at March 31, 2007	3,146	$2.95	$11	6.8 years

Exercisable at March 31, 2007	1,957	$2.80	$11	5.7 years

Expected to vest after March 31, 2007	944	$3.04	$—	8.7 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all in the money options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The total intrinsic value of options exercised during the year ended March 31, 2007 was approximately $78,600. The unrecognized stock-based compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of March 31, 2007 was approximately $2.6 million and is expected to be recognized over a weighted average period of 2.8 years. Approximately 0.2 million shares outstanding as of March 31, 2007 are not expected to vest.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding as of March 31, 2007 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.73-$1.45	329,500	3.64	$1.28	302,000	$1.27
$1.45-$2.18	761,499	6.54	$2.10	597,749	$2.14
$2.18-$2.90	703,400	6.48	$2.52	346,815	$2.64
$2.90-$3.63	525,750	8.26	$3.30	328,750	$3.40
$3.63-$4.35	389,719	7.99	$4.04	158,742	$4.04
$4.35-$5.08	160,000	8.35	$4.65	60,000	$4.68
$5.08-$5.80	275,885	6.10	$5.22	163,067	$5.22

	3,145,753	6.74	$2.95	1,957,123	$2.80

The 2004 Plan allows for the issuance of RSUs which typically vest over four years. A summary of the status of RSUs nonvested shares as of March 31, 2007 and changes during the year then ended is presented below:

(in thousands, except fair value price)	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at April 1, 2006	420	$2.48
Granted	286	1.81
Vested	(111)	2.71
Forfeited	(190)	2.44

Nonvested at March 31, 2007	405	$1.96

As of March 31, 2007 there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the year ended March 31, 2007 was $0.3 million.

Employee Stock Purchase Plan

Effective April 15, 2005, the Company adopted the MTM Technologies, Inc. Associate Stock Purchase Plan .. The ASPP allows eligible employees to contribute up to 15% of their base earnings to a maximum annual contribution of $25,000 toward the semi-annual purchase of the Company’s common stock. The employee’s purchase price is 95% of the fair market value of the stock on the last business day of the offering period. Employees may purchase shares up to a maximum of 3,500 shares per offering period. The total numbers of shares issuable under the ASPP is 1.0 million. There were approximately 67,000 shares issued under the ASPP during the fiscal year ended March 31, 2007 at an average price of $2.59. There were no stock purchases made under the ASPP in fiscal 2006. Of the 636 associates eligible to participate, approximately 36 were participants in the ASPP as of March 31, 2007.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Savings Plan

MTM maintains a voluntary defined contribution savings plan (the “MTM 401(k) Plan”) covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. Beginning April 1, 2006, MTM adopted a discretionary match contribution of 25% for the first 6% of each employee’s eligible contribution, senior management was excluded from receiving this match. The Company contributed $419,000, $311,000 and $26,000 to the plans for the years ended March 31, 2007, 2006 and 2005, respectively.

As a result of its acquisitions, the Company had three employee savings plans which qualify under Section 401-K of the Internal Revenue Code with essentially the same terms on eligibility and deferral amounts. The acquired 401k plans were merged during fiscal 2007 into the MTM 401(k) Plan.

Note 7. Shareholders’ Equity

Preferred Stock

As of March 31, 2007, the Company had authorized 40 million shares of preferred stock, 33.5 million of which are designated Series A Preferred Stock, par value $.001 per share and 6.5 million of which are “blank check” preferred stock, par value $.001 per share. As of March 31, 2007, there were approximately 22.6 million shares of Series A Preferred Stock issued.

As of March 31, 2006, the Company had authorized 40 million shares of preferred stock, 31 million of which were designated Series A Preferred Stock, par value $.001 per share and 9 million of which were “blank check” preferred stock, par value $.001 per share. As of March 31, 2006, there were approximately 20 million shares of Series A Preferred Stock issued.

Series A Preferred Stock and Notes

“Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot,” “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to the BSC Employee Fund VI, L.P., “CVC” refers to the CVC II Partners, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation,” and together with Pequot, (the “Investors.”)

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

On March 29, 2007, the Company sold to the Investors 2,020,202 shares of Series A-6 Convertible Preferred Stock and Series A-6 Warrants to purchase 610,000 shares of the Company’s common stock for an aggregate purchase price of $3.0 million This transaction resulted in an adjustment to the Series A conversion price of each of the Series A-1 to Series A-5 Preferred Stock. The Company allocated and recorded $2.6 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.4 million for the fair value of the warrants. The value attributed to the warrants was determined by independent valuation utilizing Black-Scholes.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the Series A Preferred Stock and associated warrants issued to the Investors under the Pequot Agreement and the Pequot/Constellation Purchase Agreement, including in-kind dividends paid.

	No. of Shares (in thousands)	Conversion Price

Series A-1 Convertible Preferred Stock	3,353	$ 2.15
Series A-2 Convertible Preferred Stock	2,060	$ 2.75
Series A-3 Convertible Preferred Stock	3,962	$ 3.25
Series A-4 Convertible Preferred Stock	8,081	$ 3.25
Series A-5 Convertible Preferred Stock	3,170	$ 3.25
Series A-6 Convertible Preferred Stock	2,020	$ 1.49

	22,646

	No. of Warrants (in thousands)	Exercise Price

Series A-1 Common Stock Warrants	500	$ 2.46
Series A-2 Common Stock Warrants	400	$ 3.44
Series A-3, A-4 and A-5 Common Stock Warrants	2,758	$ 4.06
Series A-6 Common Stock Warrants	610	$ 1.63

	4,268

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

In accordance with Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock,” the Company had initially accounted for the fair value of the Series A-4 Warrants issued in December 2004 and March 2005 and the Investors option to acquire additional Series A-4 Notes and Series A-4 Warrants and to acquire Series A-5 Notes as a liability since the Company was required to file a Registration Statement with the Securities and Exchange Commission for the resale by the Investors of the underlying common stock and to use reasonable best efforts to have such Registration Statement become effective or, in certain circumstances, pay cash liquidated damages. Such process was completed

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in December 2005 and the Company has reclassified the remaining amount of the fair value to shareholders’ equity. The fair value was calculated utilizing Black-Scholes.

Prior to the reclassification, there was a change in the market value of the Company’s common stock, and therefore, the Company recorded a decrease in the carrying value of the liability for the year ended March 31, 2006 of $1.3 million which is included as a reduction in S,G&A.

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. As of March 31, 2007, the Company has accrued $3.2 million in preferred dividends which was charged to equity. Until May 21, 2008 dividends may at the option of the Company, be paid in cash or shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. The Series A purchase prices range from $1.49 to $3.25. During the third quarter of fiscal 2007 the Company paid $1.8 million in preferred dividends for the period May 21, 2006 to November 20, 2006 in the form of 600,732 shares of Series A Preferred Stock. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

In the event of any liquidation of the Company the holders of the Series A Preferred Stock shall be entitled to be paid in preference to any distribution to holders of common stock, in an amount per share equal to the sum of the applicable Series A Purchased Shares Purchase Price plus any accrued but unpaid dividends on the Series A Preferred Stock.

Note 8. Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended March 31,

	2007	2006	2005

Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—
State:
Current	427	241	13
Deferred	—	—	—

Provision for income taxes	$427	$241	$13

The reconciliations of income tax provision (benefit) computed at the federal statutory tax rates to actual income tax provision (benefit) are as follows (in thousands):

	Year Ended March 31,

	2007	2006	2005

Tax benefit at federal statutory rates applied to pretax earnings	$(10,900)	$(2,799)	$(2,926)
State income taxes, net of federal benefit	427	241	(391)
Changes in valuation allowance	10,445	2,539	3,075
Other permanent items	190	260	255
Adjustments to prior provisions	265	—	—

Provision for income taxes	$427	$241	$13

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to the net short-term deferred income tax asset are presented below (in thousands):

	March 31,

	2007	2006

Reserve for bad debts	$556	$303
Inventory	(21)	240
Accrued compensation	(30)	366

	505	909
Valuation allowance	(505)	(909)

Total short-term deferred income tax asset	$—	$—

The tax effects of temporary differences that give rise to the net long-term deferred income tax asset (liability) are presented below (in thousands):

	March 31,

	2007	2006

Property and Equipment, net	$(2,773)	$(1,151)
Goodwill	(1,627)	(871)
Other	48	43
Net operating loss	22,405	9,134
Research and development credit	190	190

	18,243	7,345
Valuation allowance	(18,243)	(7,345)

Net long-term deferred income tax asset	$0	$0

At March 31, 2007, the Company has net operating loss carry forwards of approximately $57 million to offset taxable income through the year 2027. Realization of the benefit of the carry forward losses depends on earning sufficient taxable income before expiration of loss carry forwards. The utilization of the net operating loss carry forwards may also be limited as a result of ownership changes. At March 31, 2007 and 2006, the Company has established a valuation allowance that offsets the deferred tax assets.

Note 9. Commitments and Contingencies

Lease Commitments

The Company leases 29 locations for its administrative and operational functions under operating leases expiring at various dates through 2016. Certain leases are subject to escalation based on the Company’s share of increases in operating expenses for the locations. In addition, the Company leases equipment, software and vehicles used in operations under both operating and capital leases.

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of March 31, 2007 are as follows (in thousands):

	Total	Operating	Capital

Year Ending March 31,
2008	$3,860	$3,312	548
2009	3,569	3,263	306
2010	3,061	2,942	119
2011	2,191	2,191	—
2012	1,205	1,205	—
Thereafter	3,434	3,434	—

	$17,320	$16,347	$973

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense for operating leases including amounts from non-cancelable leases approximated $2.9 million, $2.6 million, and $1.1 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Employment Agreements

The Company has entered into an employment agreement, which requires the following payments (in thousands):

Year ending March 31,
2008	$335
2009	335
2010	251

$921

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

Note 10. Acquisitions

On April 20, 2006, the Company purchased the operating assets of Axcent Solutions, Inc. (“Axcent”), a provider of access, infrastructure and availability solutions based in the southern California area. The aggregate purchase price for Axcent was approximately $0.7 million, consisting of $0.5 million in cash and 62,500 shares of stock (at $3.71 per share or $0.2 million). The purchase price was allocated to assets acquired of $0.4 million and liabilities assumed of $0.3 million based on estimated fair values on the transaction date, resulting in net assets acquired of $0.1 million. Goodwill related to the purchase was recorded at approximately $1.3 million, including expected costs related to employee severance and facility consolidations of $0.6 million and transactions costs of $0.1 million.

On December 1, 2005, the Company acquired all of the outstanding stock of Nexl, Inc. (“Nexl”). Nexl provided complete infrastructure computing in the areas of enterprise computing and storage, networking and security and managed services. Nexl’s practice and service areas included enterprise storage, network infrastructure, security, IP telephony, and managed services. The results of operations are included in the Company’s financial results beginning December 1, 2005. The aggregate purchase price for the Nexl acquisition was $24.0 million consisting of $13.3 million in cash and 2,999,998 shares (at $3.58 per share or $10.7 million) of MTM stock, plus transaction costs of approximately $1.0 million. Following the preliminary allocation of purchase price to the assets and liabilities acquired, goodwill related to the purchase was recorded at approximately $25 million, including expected costs related to employee severance, facilities consolidation and asset valuations.

Included in the year ended March 31, 2007 is an adjustment to goodwill of $1.6 million. The Nexl purchase agreement provided for a potential additional purchase price payment (“the Earnout”) of up to $1.0 million in cash and 250,000 shares of common stock if certain EBITDA targets for the twelve months ended December 31, 2006 were achieved. During the third quarter of fiscal 2007 the Company recognized the full Earnout consisting of $1.0 million payable in cash and 250,000 shares of MTM stock valued at $1.54 per share or $385,000, both of which were included in goodwill and in accrued expenses at the end of the period. In the fourth quarter the Company and the shareholders of Nexl agreed to adjust the form of the cash payment of the Earnout to reflect $1.0 million payable in shares of MTM common stock with a FMV determined using the 10 day trailing closing price of the common stock immediately preceding signing of a definite agreement. The agreement was signed on May 24, 2007 and the $1.0 million in shares of MTM common stock was valued at $0.95 per share for a total of 1,052,632 shares. On May 31, 2007 the Company issued 1,276,579 shares of common stock in satisfaction of the Earnout. The Company is withholding the issuance of certain of the shares to be issued pursuant to its right under the Nexl Merger Agreement. The remaining adjustment to goodwill is related to a $0.2 million decrease in the net realizable value recorded in the second quarter of assets acquired.

The final fair value assessment of the Nexl acquisition resulted in the recording of $26.5 million of goodwill and $2.6 million of amortizable intangible assets related to customer relationships and non-compete agreements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2005, the Company acquired all of the stock of Info Systems, Inc. (“Info Systems”). Info Systems conducted an information technology business and certain management and consulting businesses consisting of providing connectivity (network infrastructure), server architecture (applications, directory and computing infrastructure), convergence (legacy and Voice Over Internet Protocol (“VOIP”)), security (assessment, policy design)) and storage (SAN, data migration) solutions, as well as telecommunications and structured cabling services, outsourced information technology, staff augmentation and remote network monitoring, management and support services through its Network Operations Center. The initial purchase price of $11.1 million consisted of $8.3 million in cash, an aggregate of 868,150 shares (at $3.25 per share or $2.8 million total) of the Company’s common stock, plus transaction costs of $0.4 million. In the fourth quarter of fiscal 2006 the Company paid $0.3 million in cash and issued 124,109 shares of MTM common stock valued at $1.4 million related to the achievement of certain financial targets attributable to the acquired business. In fiscal 2006 the Company adjusted goodwill by $1.7 million related to this earnout. The final fair value assessment of the Info Systems acquisition resulted in the recording of $10.5 million of goodwill and $1.4 million of amortizable intangible assets related to customer relationships.

In December 2004, the Company acquired the assets and business operations of Vector ESP, Inc. and Vector ESP Management, Inc. (collectively, “Vector”). Vector provided advanced technology solutions in application delivery and deployment, network infrastructure, messaging and collaboration, remote office connectivity and workforce mobility products and services. The initial purchase price of $19.8 million was paid in the form of cash in the amount of $16.8 million, promissory notes in the amount of $0.7 million, and 433,840 shares (at $5.22 per share or $2.3 million total) of the Company’s common stock, plus transaction costs of $0.7 million. In January 2006 the Company issued 731,587 shares of MTM common stock to the Vector Shareholders upon the achievement of certain financial targets attributable to the acquired business. Related to these earnout achievements, the Company adjusted goodwill in fiscal 2006 by $3.6 million. The final fair value assessment of the Vector acquisition resulted in the recording of $20.6 million of goodwill and $3.9 million of amortizable intangible assets related to customer relationships and know how.

In September 2004, the Company acquired the assets and business operations of Network Catalyst Inc. (“Network Catalyst”). Network Catalyst provided advanced technology solutions in the VOIP, infrastructure and security fields to clients located throughout the Southern California region. The initial purchase price of $4.8 million consisted of a cash payment of $4.0 million, 500,000 shares (at $1.60 per share, or $0.8 million total) of the Company’s common stock, plus transaction costs of $0.3 million. In July 2005 the Company paid an additional $1.0 million in cash and 67,416 shares of MTM common stock upon the achievement of certain financial targets attributable to the acquired business. In fiscal 2006 an adjustment to goodwill of $1.2 million was made related to this earnout. The final fair value assessment of the Network Catalyst acquisition resulted in the recording of $6.2 million of goodwill and $1.8 million of amortizable intangible assets related to customer relationships.

Unaudited Pro Forma Summary

The following unaudited pro forma consolidated amounts give effect to the Company’s Nexl, Info Systems, Vector and Network Catalyst acquisitions as if they had occurred on April 1, 2004. The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

	For the Year Ended March 31,

(In thousands,except per share data)	2006	2005

Net revenues:
Products	$218,004	$200,256
Services	71,356	74,960

Total net revenues	289,360	275,216

Net loss	$(4,305)	$(11,415)

Net loss per common share (basic and diluted)	$(0.38)	$(1.01)

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11. Segment Information

The Company currently operates only within the United States. Substantially, all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold; the type and class of clients for products and services; the methods used to deliver products and services and regulatory environments.

Note 12. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal years ended March 31, 2007 and 2006.

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

	(In thousands, except per share data)
Fiscal 2007
Net revenues	$75,231	$67,724	$69,755	$62,268
Cost of products sold	49,330	43,519	44,068	39,367
Cost of services provided	10,796	10,893	10,966	10,852
Net loss available to common shareholders	(6,795)	(11,578)	(5,469)	(11,343)
Net loss per common share (basic and diluted):	$(0.59)	$(0.99)	$(0.46)	$(0.95)

	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006

Fiscal 2006
Net revenues	$49,560	$47,039	$69,002	$71,118
Cost of products sold	30,006	27,371	47,043	46,363
Cost of services provided	8,692	8,734	8,730	10,424
Net loss	(5,065)	(833)	(520)	(2,056)
Net loss per common share (basic and diluted):	$(0.68)	$(0.11)	$(0.06)	$(0.19)

Note 13. Subsequent Events

On April 9, 2007, the Company sold to Pequot 517,526 shares of Series A-6 Preferred Stock and Series A-6 Warrants to purchase 155,258 shares of the Company’s common stock for an aggregate purchase price of $768,526. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. The Company allocated and recorded during the first quarter of fiscal 2008 $0.7 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.1 million for the fair value of the warrants. The value attributed to the Series A-6 warrants was determined by using Black-Scholes.

On May 24, 2007, the Company issued and sold to Pequot 3,753,127 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 1,125,939 shares of the Company’s common stock for an aggregate purchase price of $4.5 million. At the same time the Company also granted an option to Constellation to purchase up to 417,015 shares of Series A-7 Preferred Stock and and Series A-7 Warrants to purchase up to 125,105 shares of the Company’s common stock On May 30th, Constellation exercised its rights under the foregoing options and the Company issued and sold,to Constellation 417,015 shares of Series A-7 Preferred Stock and 125,105 Series A-7 Warrants for an aggregate purchase price of $0.5 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. The Company is in the process of obtaining a valuation with regard to the Series A-7 warrants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTM TECHNOLOGIES, INC.
Dated: June 29, 2007	By:	/S/ STEVEN STRINGER

Steven Stringer
President and Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ GERALD A. POCH	Chairman of the Board of Directors	June 29, 2007

Gerald A. Poch

/S/ STEVEN STRINGER	President and Chief Operating Officer	June 29, 2007
(Principal Executive Officer)
Steven Stringer

/S/ J.W. BRAUKMAN III	Senior Vice President and Chief Financial Officer	June 29, 2007
(Principal Financial and Accounting Officer)
J.W. Braukman III

/S/ RICHARD R. HEITZMANN	Director	June 29, 2007

Richard R. Heitzmann

/S/ WILLIAM LERNER	Director	June 29, 2007

William Lerner

	Director	June , 2007

Alvin E. Nashman

/S/ ARNOLD J. WASSERMAN	Director	June 29, 2007

Arnold J. Wasserman

/S/ THOMAS WASSERMAN	Director	June 29, 2007

Thomas Wasserman

MTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2007

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

3.1	—	Restated Certificate of Incorporation, as amended

3.2	—

Amended and Restated By-Laws. [Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]

4.1

Purchase Agreement, dated May 24, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.2

Purchase Agreement, dated March 29, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.3		Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity

Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC.[Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.4

Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.5

Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.6

Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.7

Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: April 9, 2007), filed with the Securities and Exchange Commission on April 13, 2007.]

4.8

Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2005.]

4.9	—

Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

4.10	—

Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.11	—

Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 8-K, (Date of Report: December 31, 2005), filed with the Securities and Exchange Commission on February 14, 2006.]

4.12	—

Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.13	—

Form of the Series A-7 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.14	—

Form of the Series A-6 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.15	—

Form of the Series A-5 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.16	—

Form of the Series A-4 Warrant Certificate [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.17	—

Form of the Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.18	—

Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

4.19	—

Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

4.20	—

Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on December 5, 2004.]

4.21

Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on October 5, 2004.]

4.22	—

Warrant Certificate issued to National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.5 to the registrants Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.23	—

Series A-5 Voting Agreement, dated November 23, 2005 [Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.24	—

Columbia Voting Agreement, dated November 4, 2005 [Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (Date of Report: November 4, 2005), filed with the Securities and Exchange Commission on November 4, 2005.]

10.1	—

Waiver Letter, dated February 14, 2007, between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: February 14, 2007), filed with the Securities and Exchange Commission on February 15, 2007.]

10.2	—

Waiver Letter dated December 9, 2005, by Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 99.7 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on December 28, 2005.]

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

10.5	—

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

10.6	—

Micros-to-Mainframes, Inc. 2002 Long-Term Performance Plan. [Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 4, 2005.]

10.7	—

Micros-to-Mainframes, Inc. 2004 Equity Incentive Plan. [Incorporated by reference to Appendix L to the proxy statement contained as part of the Company’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

10.8	—

Micros-to-Mainframes, Inc. 2000 Long-Term Performance Plan. [Incorporated by reference to exhibit 99.B1 to the Company’s definitive Schedule 14A, filed with the Securities and Exchange Commission on September 25, 2000.]

10.9	—

Micros-to-Mainframes, Inc. 1998 Stock Option Plan. [Incorporated by reference to exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]

10.10	—

Micros-to-Mainframes, Inc. 1996 Stock Option Plan. [Incorporated by reference to exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]

10.11	—

Micros-to-Mainframes, Inc. 1993 Employee Stock Option Plan. [Incorporated by reference to exhibit 10.2 to Amendment Number 2 to the registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on July 14, 1993.]

10.12	—

MTM Technologies, Inc. Associates Stock Purchase Plan [Incorporated by reference to exhibit 10.1 to the registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 1, 2005.]

10.13	—

Consulting Agreement, dated April 26, 2007, between MTM Technologies, Inc. and Francis J. Alfano and Tory Ventures LLC [Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: April 26, 2007), filed with the Securities and Exchange Commission on May 1, 2007.]

10.14	—

Agreement and General Release, dated April 26, 2007, between MTM Technologies, Inc. and Francis J. Alfano [Incorporated by reference to exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: April 26, 2007), filed with the Securities and Exchange Commission on May 1, 2007.]

10.15	—

Letter Agreement, dated September 28, 2006 between MTM Technologies, Inc. and J.W. Braukman, III [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: September 28, 2006), filed with the Securities and Exchange Commission on October 3, 2006.]

10.16	—

Consulting Service Agreement, dated September 13, 2006 between MTM Technologies, Inc. and Michael El-Hillow [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: September 13, 2006), filed with the Securities and Exchange Commission on September 19, 2006.]

10.17	—

Employment Agreement, dated August 10, 2006 by and between MTM Technologies, Inc. and Steven Stringer. [Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 10, 2006), filed with the Securities and Exchange Commission on August 14, 2006.]

10.18	—

Consulting Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: July 7, 2006), filed with the Securities and Exchange Commission on July 11, 2006.]

10.19	—

Letter Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: July 7, 2006), filed with the Securities and Exchange Commission on July 11, 2006.]

10.20	—

Employment Agreement, dated June 28, 2006, between MTM Technologies, Inc. and Francis J. Alfano [Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 28, 2006), filed with the Securities and Exchange Commission on July 5, 2006.]

10.21	—

Severance Letter, dated December 12, 2005, between MTM Technologies, Inc. and Michael El-Hillow [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: December 12, 2005), filed with the Securities and Exchange Commission on December 15, 2005.]

10.22	—

Waiver and Amendment Letter, dated June 21, 2007, between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 21, 2007), filed with the Securities and Exchange Commission on June 27, 2007.]

10.23	—

Waiver and Amendment Letter, dated June 21, 2007, between MTM Technologies, Inc. and the Textron Financial Corporation. [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: June 21, 2007), filed with the Securities and Exchange Commission on June 27, 2007.]

10.24	—

Lease Agreement, dated August 15, 2005, between 1200 High Ridge Company, LLC and MTM Technologies, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]

10.25	—

Form of Employee Stock Option Agreement [Incorporated by reference to exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed with the Securities and

Exchange Commission on November 15, 2004.]

10.26	—

Form of Employee Restricted Stock Unit Agreement. [Incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K/A (Date of Report: March 31, 2006), filed with the Securities and Exchange Commission on September 12, 2006.]

10.27	—

Form of Executive Stock Option Agreement. [Incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K/A (Date of Report: March 31, 2006), filed with the Securities and Exchange Commission on September 12, 2006.]

10.28	—

Form of Executive Restricted Stock Unit Agreement. [Incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K/A (Date of Report: March 31, 2006), filed with the Securities and Exchange Commission on September 12, 2006.]

14.1	—

Code of ethics. [Incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004.]

21.1	—	Subsidiaries of MTM Technologies, Inc.

23.1	—	Consent from Goldstein Golub Kessler LLP.

31.1	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer.

31.2	—	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III.

32.1	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer.

32.2	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III.