Form 10-Q
period 2007-06-30
MTM Technologies, Inc.
filed 2007-08-13
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 13,243,840 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 6, 2007.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2007

Table of Contents

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets
As of June 30, 2007 (Unaudited) and March 31, 2007		1
Condensed Consolidated Statements of Operations for the
Three Months Ended June 30, 2007 and 2006 (Unaudited)		2
Condensed Consolidated Statements of Cash Flows for the
Three Months Ended June 30, 2007 and 2006 (Unaudited)		3
Notes to Condensed Consolidated Financial Statements (Unaudited)		4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures
Index to Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	March 31,
	2007	2007
	(Unaudited)
A S S E T S
Current assets:
Cash	$3,331	$4,439
Accounts receivable-trade, net of allowance of $1,084 and $1,552, respectively	42,920	46,543
Inventories	888	2,210
Prepaid expenses and other current assets	6,228	5,389
Total current assets	53,367	58,581
Property and equipment, net	14,712	16,005
Goodwill	69,987	69,987
Identified intangible assets, net of amortization	3,117	3,809
Other assets	953	1,079
Total assets	$142,136	$149,461

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y

Current liabilities:
Secured revolving credit facilities	$7,678	$10,692
Inventory financing agreements	11,129	11,358
Accounts payable	25,649	30,737
Accrued expenses	8,267	11,207
Deferred revenue	6,063	6,477
Current portion of capital lease obligations	544	548
Total current liabilities	59,330	71,019
Secured promissory note	23,647	23,507
Non-current portion of capital lease obligations	294	425
Other long-term liabilities	4,715	5,191
Total liabilities	87,986	100,142

Shareholders’ equity:
Series A preferred stock, $.001 par value; 38,500,000 and 33,500,000 shares authorized; issued and outstanding 27,967,857 and 22,645,766 shares at
June 30, 2007 and March 31, 2007, respectively	61,216	54,307
Common stock, $.001 par value; 80,000,000 shares authorized; issued and
outstanding 13,225,837 and 11,920,919 shares, respectively	13	12
Additional paid-in capital	55,964	54,315
Accumulated deficit	(63,043)	(59,315)
Total shareholders’ equity	54,150	49,319
Total liabilities and shareholders’ equity	$142,136	$149,461

See notes to unaudited condensed consolidated financial statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2007	2006

Net revenues:
Products	$49,234	$57,682
Services	17,778	17,549
Total net revenues	67,012	75,231

Costs and expenses:
Cost of products sold	41,932	49,330
Cost of services provided	10,548	10,796
Selling, general and administrative expenses	16,944	18,235
Restructuring	-	1,611
Total costs and expenses	69,424	79,972

Operating loss	(2,412)	(4,741)
Interest expense, net of interest income	(1,259)	(1,273)
Other income (expenses)	139	(43)

Loss before income tax provision	(3,532)	(6,057)

Provision for income taxes	196	330

Net loss	$(3,728)	$(6,387)

Preferred stock dividend	932	408

Net loss available to common shareholders	$(4,660)	$(6,795)

Net loss per common share:
Basic and Diluted	$(0.38)	$(0.59)

Weighted average number of common shares outstanding:
Basic and Diluted	12,195	11,552

See notes to unaudited condensed consolidated financial statements

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(3,728)	$(6,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	40	150
Depreciation	1,867	1,528
Amortization of intangibles	692	691
Amortization of debt discount	140	140
Non-cash interest on secured subordinated promissory note	530	655
Amortization of debt issuance costs	133	173
Stock-based compensation	456	449
Changes in operating assets and liabilities net of effect of acquisitions:
(Increase) decrease in assets:
Accounts receivable	3,583	(8,106)
Inventories	1,321	1,188
Prepaid expenses and other current assets	(972)	(1,607)
Other assets	127	(460)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(6,724)	6,085
Deferred revenue	(414)	54
Net cash used in operating activities	(2,949)	(5,447)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(520)
Additions to property and equipment	(573)	(3,056)
Net cash used in investing activities	(573)	(3,576)

FINANCING ACTIVITIES:
(Repayment) borrowing on secured revolving credit facility	(3,015)	4,661
(Repayment) borrowing on inventory financing	(229)	471
Proceeds from issuance of preferred stock, net	5,769	-
Common stock issued under employee stock purchase plan	24	45
Principal payments on capital lease obligations	(135)	(175)
Net cash provided by financing activities	2,414	5,002

NET DECREASE IN CASH	(1,108)	(4,021)
CASH AT BEGINNING OF PERIOD	4,439	18,154
CASH AT END OF PERIOD	$3,331	$14,133

Supplemental disclosure of non-cash financing activities:
Series A Preferred Stock dividend accrued	$400	$408
Supplemental disclosure of non-cash investing activities:
Common stock issued in acquisition	$-	$232
Non-cash adjustments to goodwill	$-	$750
Common stock issued to settle contingent consideration relative to acquisition	$1,358	$-

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

The condensed consolidated balance sheet of the Company at March 31, 2007 has been derived from the Company’s Annual Report on Form 10-K for the year then ended. All other condensed consolidated financial statements contained herein have been prepared by the Company and are unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2007 and the notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and accruals, consisting of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company as of June 30, 2007, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the Company’s entire fiscal year ending March 31, 2008.

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) effective April 1, 2006 (the “adoption date”) using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized in the Company’s statement of operations includes: (a) the estimated expense for stock options and RSUs granted prior to, but not fully vested as of the adoption date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) the estimated expense for stock options and RSUs granted subsequent to the adoption date, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. In determining whether an award is expected to vest, we generally use an estimated forfeiture rate based on historical forfeiture rates. The estimated forfeiture rate is updated for actual forfeitures quarterly. No stock-based compensation expense was recognized in the condensed consolidated financial statements related to the ASPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment.

Total stock-based compensation cost recognized in the condensed consolidated statement of operations for the three months ended June 30, 2007 and 2006 was approximately $456,000 and $449,000, respectively. Included in these amounts are expenses related to RSUs of approximately $54,000 and $80,000, respectively, which would have been included in the Company’s results of operations under the provisions of APB Opinion No. 25. The expense related to RSUs is therefore excluded from the impact of the adoption of SFAS No. 123(R). No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets.

For SFAS No. 123(R) purposes, the fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2007	2006
Expected term	4.3 years	5 years
Expected stock price volatility	73%	77%
Risk-free interest rate	4.8	5.2%
Expected dividend yield	0%	0%
Weighted-average grant-date fair value of options granted	$0.55	$1.81

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

Financial Statement Reclassification

Certain prior year’s balances have been reclassified to conform to the June 30, 2007 presentation.

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

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 32.8 million and 27.5 million common shares as of June 30, 2007 and 2006, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the periods presented herein since the effect of such securities would be anti-dilutive.

Recently Issued Accounting Pronouncements

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The application of FIN 48 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of equity for the first quarter of fiscal 2008.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company must adopt these new requirements no later than its first fiscal quarter of 2009 and is currently evaluating whether the adoption of SFAS No. 157 will have an impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s first quarter of fiscal 2009. The Company has not yet determined if it will elect to apply any of the provisions of SFAS No. 159 or what the effect of adoption of the statement would have, if any, on its consolidated financial statements.

NOTE 3. RESTRUCTURING

During fiscal 2007, the Company implemented a cost reduction plan (the “2007 Restructuring Plan”) designed to improve operating income through reductions of selling, general and administrative expenses and enhancements in gross margin. The 2007 Restructuring Plan was approved by senior management and included significant headcount reductions associated with the final stages of integrating the acquired companies, facility consolidations, as well as other cost reductions. As part of the 2007 Restructuring Plan, the Company also restructured and consolidated other job functions within all regions. This plan resulted in restructuring charges for the year ended March 31, 2007 totaling $6.0 million; $3.1 million primarily related to a reduction in force of senior and middle management, another $1.4 million related to employee terminations, a charge of $0.8 million related to the closure and underutilization of certain facilities and the remaining $0.7 million was for the write-off of other non-cash items. The Company anticipates that the remaining employee termination benefits will be paid by March 31, 2008 and payment of the facility costs will continue until June, 2011.

The payment activities and adjustments for the three months ended June 30, 2007 and the remaining liability at June 30, 2007 related to the 2007 Restructuring Plan are summarized in the table below.

	Outstanding				Remaining
	Liability at			Non-cash	Liability at
(in thousands)	March 31,	Costs	Amounts	Adjust-	June 30,
	2007	Incurred	Paid	ments	2007
Employee termination benefits	$1,895	$-	$(868)	$-	$1,027
Facility costs	614	-	(89)	-	525
Other costs	299	-	-	-	299
Total	$2,808	$-	$(957)	$-	$1,851

NOTE 4. CREDIT FACILITIES

In June 2005, the Company entered into a secured revolving credit facility (the “CIT Facility”) with CIT Group/Business Credit Inc. (“CIT”) and an Amended and Restated Loan and Security Agreement (the “New Textron Facility”) with Textron Financial Corporation, which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the Company from CIT are also reduced by amounts borrowed under the New Textron Facility. During fiscal 2007, CIT effectively reduced the amount the Company could borrow under the CIT Facility by increasing the required availability reserve to $3 million from $0.5 million. The CIT Facility required, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Liquidity of not less than $3 million measured on a daily basis beginning in May 2007. On June 21, 2007, the CIT Facility was amended to provide for new financial covenants (collectively, the “New CIT Financial Covenants”), including for the fiscal quarter ending on or about June 30, 2007 Consolidated EBITDA of not less than $424,000, a minimum Consolidated Fixed Charge Coverage Ratio of .17 to 1.00, and maximum Consolidated Fixed Charges of $2,455,000. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of June 30, 2007, the Company was in compliance with all covenants prescribed under the CIT Facility and the New Textron Facility.

Available funds under both the CIT Facility and the New Textron Facility net of the $3 million cash reserve amounted to approximately $62,000 at June 30, 2007.

NOTE 5. LONG-TERM DEBT-SECURED PROMISSORY NOTE

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

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%; of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. At June 30, 2007, $3.5 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $3.4 million is accrued and is payable at maturity. The Note is secured by a subordinated lien on the assets of the Company. In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by independent valuation utilizing the Black-Scholes model.

On July 31, 2007, the Columbia Facility was amended to provide for a new payment premium and for new financial covenants as follows:

  The payment premium as noted above is in effect until and including the First Amendment Date, which is July 31, 2007. For the period from the day immediately following the First Amendment Date through the date on which all Obligations have been paid in full, the amount required to provide the Lender with an IRR during such time period of thirteen and one-half of one percent (13.5%) per annum, except during any period in which an Event of Default shall have occurred and be continuing, in which case the IRR for such period shall be adjusted to fifteen and one-half of one percent (15.5%) per annum.

  Consolidated EBITDA for each measuring period set forth below of not less than the amount set forth below opposite such measuring period:

	measuring period	minimum Consolidated EBITDA

(i)	fiscal quarter ending on or about June 30, 2007	$350,000

(ii)	two fiscal quarters ending on or about	$1,120,000
	September 30, 2007

(iii)	three fiscal quarters ending on or about	$2,660,000
	December 31, 2007

(iv)	four fiscal quarters ending on or about March	$4,200,000
	31, 2008

  Consolidated Fixed Charge Coverage Ratio for each measuring period set forth below of not less than the ratio set forth below opposite such measuring period:

	measuring period	minimum Consolidated Fixed
Charge Coverage Ratio

(i)	fiscal quarter ending on or about June 30, 2007	.13 to 1.00

(ii)	two fiscal quarters ending on or about	.25 to 1.00
September 30, 2007

(iii)	three fiscal quarters ending on or about	.42 to 1.00
December 31, 2007

(iv)	four fiscal quarters ending on or about March	.51 to 1.00
31, 2008

  Consolidated Fixed Charges for each fiscal quarter set forth below in an aggregate amount not greater than the amount set forth below opposite such fiscal quarter:

	fiscal quarter ending on or about	maximum Consolidated Fixed
		Charges

(i)	June 30, 2007	$2,655,000

(ii)	September 30, 2007	$1,739,000

(iii)	December 31, 2007	$1,882,000

(iv)	March 31, 2008	$2,008,000

The Columbia Facility also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. As of June 30, 2007, the Company was in compliance with all covenants prescribed under the Columbia Facility.

NOTE 6. STOCK PLANS

We have adopted the following stock plans:

  a 1993 Employee Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of June 30, 2007, 26,666 shares have been issued upon exercise of options and 70,000 shares are subject to outstanding options;

  a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of June 30, 2007, 77,600 shares have been issued upon exercise of options and 24,000 shares are subject to outstanding options;

  a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of June 30, 2007, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

  a 2000 Long-Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of June 30, 2007, 89,800 shares have been issued upon the exercise of options and 180,000 shares are subject to outstanding awards;

  a 2002 Long-Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of June 30, 2007, 15,000 shares have been issued upon the exercise of options and 60,000 shares are subject to outstanding awards; and

  a 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the award of an aggregate of 4,350,000 shares of our common stock, of which, as of June 30, 2007, 308,450 shares have been issued upon the exercise of options and vested RSUs and 3,774,003 shares are subject to outstanding awards.

The 1993 Employee Stock Option Plan and the 1996 Stock Option Plan have expired. Accordingly, we can no longer grant new options under such plans. The Company has chosen, with the approval of the Board of Directors, not to grant future options from the 1998, 2000 and 2002 Plans. Under the terms of the 2004 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years) and generally expire ten years from the date of grant. At June 30, 2007, we had outstanding options and RSUs to purchase approximately 4.2 million shares of common stock and approximately 0.2 million shares of common stock are available for future awards. On June 6, 2007, the Compensation Committee of the Board of Directors approved an increase in the number of shares available for issuance under the 2004 Plan from 4,000,000 to 4,350,000 shares.

A summary of stock option activity under these plans as of June 30, 2007 and changes during the three months then ended is presented below:

			(In the
			money	Weighted-
			options)	Average
		Weighted-	Aggregate	Remaining
(in thousands, except exercise price)	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Outstanding at April 1, 2007	3,146	$2.95
Granted	865
Canceled/Expired	-
Exercised	(227)
Outstanding at June 30, 2007	3,784	$2.49	$224	7.5 years
Exercisable at June 30, 2007	1,834	$2.79	$10	5.8 years
Expected to vest as of June 30, 2007	1,722	$2.10	$192	9.2 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all in the money options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The unrecognized stock-based compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of June 30, 2007 was approximately $2.7 million and is expected to be recognized over a weighted average period of 2.5 years. Approximately 0.2 million shares outstanding as of June 30, 2007 are not expected to vest.

The 2004 Plan allows for the issuance of RSUs which typically vest over four years. A summary of the status of RSUs nonvested shares as of June 30, 2007 and changes during the three months then ended is presented below:

		Weighted-Average
(in thousands, except fair value price)	Number of	Grant-Date
	Shares	Fair Value
Nonvested at April 1, 2007	405	$1.96
Granted	29
Vested	(14)
Forfeited	(23)
Nonvested at June 30, 2007	397	$1.86

As of June 30, 2007 there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 7. SERIES A PREFERRED STOCK

“Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot,” “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to the BSC Employee Fund VI, L.P., “CVC” refers to the CVC II Partners, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation,” and together with Pequot, (the “Investors”).

On January 29, 2004, the Company entered into a purchase agreement with Pequot to sell to Pequot an aggregate of up to $25.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock and on December 7, 2004, the Company entered into an additional purchase agreement with the Investors to sell to the Investors up to an additional $40.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. During the year ended March 31, 2005, the Investors received $41.0 million of Series A Convertible Preferred Stock and associated common stock warrants. During the year ended March 31, 2006, the Investors purchased an additional $19.0 million of Series A Convertible Preferred Stock, and associated common stock warrants.

On March 29, 2007, the Company entered into a purchase agreement (the “A-6 Purchase Agreement”) with the Investors to sell to the Investors up to an aggregate of $5.0 million of Series A-6 Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On March 29, 2007, the Company sold to the Investors 2,020,202 shares of Series A-6 Convertible Preferred Stock and Series A-6 Warrants to purchase 610,000 shares of the Company’s common stock for an aggregate purchase price of $3.0 million. This transaction resulted in an adjustment to the Series A conversion price of each of the Series A-1 to Series A-5 Preferred Stock. The Company allocated and recorded $2.6 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.4 million for the fair value of the warrants. The value attributed to the Series A-6 warrants was determined by independent valuation utilizing Black-Scholes.

On April 9, 2007, Pequot exercised its option to purchase additional shares under the A-6 Purchase Agreement and the Company issued and sold to Pequot 517,526 shares of Series A-6 Preferred Stock and Series A-6 Warrants to purchase 155,258 shares of the Company’s common stock for an aggregate purchase price of $0.8 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. The Company allocated and recorded during the first quarter of fiscal 2008 $0.7 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.1 million for the fair value of the warrants. The value attributed to the Series A-6 warrants was determined by utilizing Black-Scholes.

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. At June 30, 2007, the Company has accrued $0.4 million in preferred dividends which was charged to equity. Until May 21, 2008 dividends may, at the option of the Company, be paid in cash or shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. On May 21, 2007 the Company paid $1.9 million in preferred dividends for the period November 21, 2006 to May 20, 2007 in the form of 634,423 shares of Series A Preferred Stock. The Series A purchase prices range from $1.49 to $3.25. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

On May 24, 2007, the Company entered into a purchase agreement (the “A-7 Purchase Agreement”) with the Investors to sell to the Investors up to an aggregate of $5.0 million of Series A-7 Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 24, 2007, the Company issued and sold to Pequot 3,753,127 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 1,125,939 shares of the Company’s common stock for an aggregate purchase price of $4.5 million. At the same time, the Company also granted an option to Constellation to purchase up to 417,015 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 125,105 shares of the Company’s common stock. On May 30, 2007 Constellation exercised its rights under the foregoing options and the Company issued and sold to Constellation 417,015 shares of Series A-7 Preferred Stock and 125,105 Series A-7 Warrants for an aggregate purchase price of $0.5 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock.

The Company allocated and recorded during the first quarter of fiscal 2008 $4.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.6 million for the fair value of the warrants. The value attributed to the Series A-7 warrants was determined by utilizing Black-Scholes.

The following table sets forth the Series A Preferred Stock and associated warrants issued to the Investors under the various purchase agreements, including in-kind dividends paid.

	No. of Shares
	(in thousands)	Conversion Price

Series A-1 Convertible Preferred Stock	3,453	$2.15
Series A-2 Convertible Preferred Stock	2,121	$2.75
Series A-3 Convertible Preferred Stock	4,080	$3.25
Series A-4 Convertible Preferred Stock	8,322	$3.25
Series A-5 Convertible Preferred Stock	3,263	$3.25
Series A-6 Convertible Preferred Stock	2,559	$1.49
Series A-7 Convertible Preferred Stock	4,170	$1.20
	27,968

	No. of Warrants
	(in thousands)	Exercise Price

Series A-1 Common Stock Warrants	500	$2.46
Series A-2 Common Stock Warrants	400	$3.44
Series A-3, A-4 and A-5 Common Stock Warrants	2,758	$4.06
Series A-6 Common Stock Warrants	765	$1.63
Series A-7 Common Stock Warrants	1,251	$1.32
	5,674

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

NOTE 9. ACQUISITIONS

On December 1, 2005, the Company acquired all of the outstanding stock of Nexl, Inc. (“Nexl”). The Nexl purchase agreement provided for a potential additional purchase price payment (the “Earnout”). During the third quarter of fiscal 2007 the Company recognized the full Earnout consisting of $1.0 million payable in cash and 250,000 shares of MTM stock valued at $1.54 per share or $385,000, both of which were included in goodwill and in accrued expenses at the end of the period. In the fourth quarter the Company and the shareholders of Nexl agreed to adjust the form of the cash payment of the Earnout to reflect $1.0 million payable in shares of MTM common stock with a FMV determined using the 10 day trailing closing price of the common stock immediately preceding signing of a definite agreement. The agreement was signed on May 24, 2007 and the $1.0 million in shares of MTM common stock was valued at $0.95 per share for a total of 1,052,632 shares. On May 31, 2007 the Company issued 1,276,579 shares of common stock in satisfaction of the Earnout. The Company is withholding the issuance of certain of the shares to be issued pursuant to its right under the Nexl purchase agreement.

NOTE 10. SEGMENT INFORMATION

The Company currently operates only within the United States. Substantially all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold; the type and class of clients for products and services; the methods used to deliver products and services and regulatory environments.

NOTE 11. SUBSEQUENT EVENT

On July 25, 2007, the Company entered into the A-8 Purchase Agreement with Pequot, whereby the Company issued and sold to Pequot 743,415 shares of Series A-8 Convertible Preferred Stock and Series A-8 Warrants to purchase up to 892,098 shares of the Company’s common stock for an aggregate purchase price of $3.5 million. Each share of Series A-8 Convertible Preferred Stock is convertible for four shares of the Company’s common stock (subject to adjustment). The Company is in the process of obtaining a valuation with regard to the Series A-8 warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2007 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

  our ability to raise additional capital, if and as needed;

  the competitive environments within the industries in which we operate;

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

As of August 6, 2007 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. Since that time we have focused on integrating the operations of the acquired companies in order to improve our earnings and cash flow. Although we currently are not actively seeking acquisition candidates, we believe that growth through acquisition will continue to be an important component of our long-term strategy.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K. There have been no material changes to these policies during the first three months of fiscal 2008.

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues, unless otherwise noted:

	Three Months Ended
	June 30,
	2007	2006

Net revenues:
Products	73.5%	76.7%
Services	26.5%	23.3%
Total net revenues	100.0%	100.0%

Gross Profit – products (a)	14.8%	14.5%
Gross Profit – services (a)	40.7%	38.5%
Gross Profit – total	21.7%	20.1%
Selling, general and administrative expenses	25.3%	24.2%
Restructuring	0.0%	2.1%

Operating loss	(3.6%)	(6.3%)
Interest expense	1.9%	1.7%

Net loss	(5.6%)	(8.5%)

     (a) Expressed as a percentage of the applicable product or service revenue.

Three Months Ended June 30, 2007, as Compared to the Three Months Ended June 30, 2006

Net Revenue

Net revenues for the three months ended June 30, 2007 decreased $8.2 million, or 10.9% from the comparable prior year period, to $67.0 million. The decrease in net revenues for the three month ended June 30, 2007 was due to a decrease in product revenue of $8.4 million. The decrease in product revenue was attributable to the Company’s strategy of not pursuing non-strategic, product sales. While product revenue did decrease $8.4 million in the periods, product gross margins for the three months ended June 30, 2007 were slightly better as compared to the prior year period. This shift in business practice will enable the Company to focus on more profitable arrangements and to use our existing resources in a more effective manner.

Gross Profit

Gross profit for the three months ended June 30, 2007 decreased $0.6 million, or 3.8% from the comparable prior year period, to $14.5 million. Product gross margin was 14.8% for the quarter ended June 30, 2007 and 14.5% for the quarter ended June 30, 2006. Service gross margin was 40.7% for the quarter ended June 30, 2007 and 38.5% for the quarter ended June 30, 2006.

The increase in service gross margin was the result of our infrastructure investment in the prior fiscal year of our national services organization which enabled us to better manage our people and improve utilization.

Selling, General and Administrative

Selling, general and administrative expenses (S,G&A) for the three months ended June 30, 2007 decreased by $1.3 million, or 7.1% from the comparable prior year period, to $16.9 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue was flat in the periods. The decrease in net S,G&A of $1.6 million was due primarily to a reduction in personnel costs as a direct result of the cost saving programs and restructuring activities initiated in the prior fiscal year. This decrease was partially offset by higher depreciation expenses related to the prior year’s investments in capital assets.

Restructuring

Results for the three months ended June 30, 2006 include a restructuring charge of $1.6 million primarily related to a reduction in workforce of $0.9 million in accordance with our integration and cost reduction plans, a charge for unused or underutilized facility costs of $0.2 million, and other related restructuring charges of $0.5 million. There were no comparable charges in the quarter ended June 30, 2007. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these cost savings initiatives.

EBITDA

Earnings before interest, taxes, depreciation, amortization, stock-based compensation cost and other (income) expense (“EBITDA”) amounted to $0.6 million for the quarter ended June 30, 2007, as compared to negative $2.1 million in the comparable fiscal 2007 quarter. EBITDA for fiscal 2007 includes $1.6 million of restructuring costs, which are not expenses in the current period. The improvement in EBITDA for three months ended June 30, 2007 was primarily the result of the impact of the cost savings initiatives and reduced personnel costs in S,G&A related to the restructuring noted above. The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Three Months Ended
	June 30,
(in thousands)	2007	2006

EBITDA	$603	$(2,073)
Depreciation and amortization	2,559	2,219
Interest expense	1,259	1,273
Stock-based compensation cost	456	449
Other (income) expense	(139)	43
Income taxes	196	330

Net loss	$(3,728)	$(6,387)

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

Interest Expense

Interest expense was $1.3 million for the quarters ended June 30, 2007 and June 30, 2006. The components of the Company’s interest costs remained constant in the periods.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	June 30,	March 31,
(in thousands)	2007	2007

Cash	$3,331	$4,439
Working capital	$(5,963)	$(12,438)
Current ratio	.90:1	.82:1
Secured financing facilities	$18,807	$22,050
Secured promissory note	$23,647	$23,507

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our primary source of day-to-day working capital is from our secured revolving credit facility with CIT Group/Business Credit Inc. (“CIT”), our inventory financing agreement with Textron Financial Corporation (“Textron”), vendor lines of credit, and our cash on hand.

For the three months ended June 30, 2007 cash decreased $1.1 million to $3.3 million compared with $4.4 million at March 31, 2007. Working capital at June 30, 2007 was a deficit of $6.0 million as compared to a working capital deficit of $12.4 million at March 31, 2007. Included in current liabilities at June 30, 2007 are obligations of $18.8 million relating to the Company’s secured financing facilities, described below. The use of cash during the first three months of fiscal 2008 related primarily to the increased use of our cash (as opposed to borrowing under the CIT Facility) to fund working capital needs. We have taken a number of significant steps to reduce our use of cash and improve our working capital position, including during fiscal 2007 we implemented a cost reduction plan designed to improve operating income through reductions of S,G&A and enhancements in gross margin; and we have significantly reduced our capital expenditures in the current year related to software development and infrastructure investment as well as general capital spending.

As of August 6, 2007 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. Since that time we have focused on integrating the operations of the acquired companies in order to improve our earnings and cash flow. Although we currently are not actively seeking acquisition candidates, we believe that growth through acquisition will continue to be an important component of our long-term strategy.

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

The Note is a four year $25 million secured subordinated term loan with the Note coming due at the earlier of maturity or the occurrence of certain fund raisings or other liquidity events. The amount outstanding on the Note bears interest equal to 4.52%, of which 2% per annum is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11%. At June 30, 2007, $3.5 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $3.4 million is accrued and is payable at maturity. The Note is secured by a subordinated lien on the assets of the Company. In connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. The value attributed to the Lender Warrant was determined by independent valuation utilizing the Black-Scholes model.

On July 31, 2007, the Columbia Facility was amended to provide for a new payment premium and for new financial covenants as follows:

  The payment premium as noted above is in effect until and including the First Amendment Date, which is July 31, 2007. For the period from the day immediately following the First Amendment Date through the date on which all Obligations have been paid in full, the amount required to provide the Lender with an IRR during such time period of thirteen and one-half of one percent (13.5%) per annum, except during any period in which an Event of Default shall have occurred and be continuing, in which case the IRR for such period shall be adjusted to fifteen and one-half of one percent (15.5%) per annum.

  Consolidated EBITDA for each measuring period set forth below of not less than the amount set forth below opposite such measuring period:

	measuring period	minimum Consolidated EBITDA
(i)	fiscal quarter ending on or about June 30, 2007	$350,000

(ii)	two fiscal quarters ending on or about	$1,120,000
	September 30, 2007

(iii)	three fiscal quarters ending on or about	$2,660,000
	December 31, 2007

(iv)	four fiscal quarters ending on or about March	$4,200,000
	31, 2008

  Consolidated Fixed Charge Coverage Ratio for each measuring period set forth below of not less than the ratio set forth below opposite such measuring period:

	measuring period	minimum Consolidated Fixed
Charge Coverage Ratio

(i)	fiscal quarter ending on or about June 30, 2007	.13 to 1.00

(ii)	two fiscal quarters ending on or about	.25 to 1.00
September 30, 2007

(iii)	three fiscal quarters ending on or about	.42 to 1.00
December 31, 2007

(iv)	four fiscal quarters ending on or about March	.51 to 1.00
31, 2008

  Consolidated Fixed Charges for each fiscal quarter set forth below in an aggregate amount not greater than the amount set forth below opposite such fiscal quarter:

	fiscal quarter ending on or about	maximum Consolidated Fixed
		Charges
(i)	June 30, 2007	$2,655,000

(ii)	September 30, 2007	$1,739,000

(iii)	December 31, 2007	$1,882,000

(iv)	March 31, 2008	$2,008,000

The Columbia Facility also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. As of June 30, 2007, the Company was in compliance with all covenants prescribed under the Columbia Facility.

In June 2005, the Company entered into a secured revolving credit facility (the “CIT Facility”) with CIT and an Amended and Restated Loan and Security Agreement (the “New Textron Facility”) with Textron, which provide a combined availability of $40 million.

The CIT Facility is a three year revolving credit facility for up to $25 million, subject to a borrowing base consisting of eligible accounts receivable, eligible in-transit inventory (up to $0.5 million) and eligible finished goods inventory (up to $0.5 million). The amounts available to the Company from CIT are also reduced by amounts borrowed under the New Textron Facility. During fiscal 2007, CIT effectively reduced the amount the Company could borrow under the CIT Facility by increasing the required availability reserve to $3 million from $0.5 million. The CIT Facility required, among other things, that the Company maintain certain financial covenants including that the Company maintain Consolidated Liquidity of not less than $3 million measured on a daily basis beginning in May 2007. On June 21, 2007, the CIT Facility was amended to provide for new financial covenants (collectively, the “New CIT Financial Covenants”), including for the fiscal quarter ending on or about June 30, 2007 Consolidated EBITDA of not less than $424,000, a minimum Consolidated Fixed Charge Coverage Ratio of .17 to 1.00, and maximum Consolidated Fixed Charges of $2,455,000. It also restricts the Company’s ability to incur certain additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Amounts borrowed under the CIT Facility bear interest at either the prime rate or at LIBOR plus 3%, in each case at the Company’s option.

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

As of June 30, 2007, the Company was in compliance with all covenants prescribed under the CIT Facility and the New Textron Facility.

Available funds under both the CIT Facility and the New Textron Facility net of the $3 million cash reserve amounted to approximately $62,000 at June 30, 2007.

Cash used in operating activities was $2.9 million for the three months ended June 30, 2007, derived from a net loss of $3.7 million plus a decrease in net operating liabilities of $3.1 million and non-cash charges of $3.9 million during the period. The decrease in net operating liabilities relates primarily to a decrease in accounts receivable as a result of lower sales in the last month of the quarter ended June 30, 2007 coupled with stronger cash collections in the first quarter of fiscal 2008 over the previous quarter. Additionally accounts payable decreased as proceeds from the equity funding were used to pay vendors as well as the lower product sales resulted in a reduced level of payables overall. Accrued expenses decreased primarily due to the payout of accrued restructuring costs and payments related to acquired businesses.

Cash used in investing activities was $0.6 million for the three months ended June 30, 2007 related to additions to capital expenditures compared with $3.1 million for the comparable prior year period which consisted of capitalized costs related to the internal development of purchased and developed software and infrastructure investment of $1.5 million. The Company has no plans for any material purchases of property and equipment including capital software projects for the current fiscal year.

Cash provided by financing activities was $2.4 million for the three months ended June 30, 2007, which was primarily the result of cash proceeds received from the issuance of shares of Series A-6 and A-7 Preferred Stock of $5.8 million for the purpose of funding working capital needs, offset by the reduction in our actual working capital lines of the imposed $3.0 million cash reserve required under the CIT Facility.

The Company sustained net losses during the years ended March 31, 2007, and 2006 and for the three month period ended June 30, 2007. At June 30, 2007 the Company had a net working capital deficit of $6.0 million. The

Company has made a concerted effort in the past year and continues to be committed to improving its working capital position. These have included issuing additional shares of preferred stock raising over $8.0 million, a $6.0 million restructuring, and instituting other cost control initiatives and programs. The Company anticipates that its available cash including the proceeds received from the issuance of preferred stock in the second quarter of fiscal 2008 together with its credit facilities, will provide the Company with the capital necessary to meet its obligations as they come due in the foreseeable future. The Company currently has no commitments for material capital expenditures. Capital expenditures for the first fiscal quarter of 2008 were $0.6 million compared with $3.1 million for the comparable prior year quarter. The Company intends to continue to capitalize on the infrastructure investments made in fiscal 2007 by offering customers a complete set of IT solutions and by focusing on improving overall profitability by driving higher margin business and reducing the number of current suppliers to leverage resources in a more effective manner. Our future liquidity and capital requirements will depend on numerous factors, including, general economic conditions and conditions in the technology industry in particular; the extent that our sales network and marketing programs achieve satisfactory response rates; the cost effectiveness of our product and service development activities; our dependence on third party licenses and our ability to maintain our status as an authorized reseller/service provider of IT products, and our ability to leverage our centralized infrastructure, all of which may impact our ability to achieve and maintain profitability. The Company may seek additional capital or financing arrangements to consummate future acquisitions or meet working capital needs, however, no assurance can be given that such financing may be obtained on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

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

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of June 30, 2007 are approximately $16.5 million.

Recently Issued Accounting Pronouncements

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The application of FIN 48 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of equity for the first quarter of fiscal 2008.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company must adopt these new requirements no later than its first fiscal quarter of 2009 and is currently evaluating whether the adoption of SFAS No. 157 will have an impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s first quarter of fiscal 2009. The Company has not yet determined if it will elect to apply any of the provisions of SFAS No. 159 or what the effect of adoption of the statement would have, if any, on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our risk investments only consisted of cash deposited in a money market fund. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Due to the limited investment risks involving money market funds, we do not anticipate any material loss in connection with such investments.

Interest on our financing arrangements are based on the prime rate, consequently, any changes in that rate will impact our interest expense. Based on the average current level of borrowings of approximately $19.0 million, a 0.25% increase in the prime rate would translate to an approximate $47,500 increase in our annual interest expense. The Company does not currently hedge interest rate exposures.

There has been no material change in credit risk or accounts receivable risk discussed in Item 7 of the Company’s Fiscal 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures

An evaluation was performed, as of June 30, 2007, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including such principal officers have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K/A (Date of Report: April 9, 2007), filed with the Securities and Exchange Commission on April 13 2007 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: May 21, 2007), filed with the Securities and Exchange Commission on May 25, 2007 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

Item 5. Other Information

On November 23, 2005, we entered into a secured credit agreement (the "Credit Agreement") with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund, as Lender. On July 31, 2007 we entered into Amendment No. 1 to the Credit Agreement whereby Section 1.4 relating to the Payment Premium and certain financial covenants contained in Section 6.3 of the Credit Agreement and certain related definitions contained in Annex A to the Credit Agreement have been amended. Terms not otherwise defined herein have the meaning ascribed to them in the Credit Agreement.

The description of the Credit Agreement is qualified in its entirety by reference to the terms of such Credit Agreement filed as Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on November 29, 2005.

The description of Amendment No. 1 to the Credit Agreement is qualified in its entirety by reference to the terms of such amendment attached hereto as Exhibit 10.5.

Item 6. Exhibits

(a) Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended*

3.2	Amended and Restated By-Laws*

4.1	Purchase Agreement, dated July 25, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P.*

4.2

Purchase Agreement, dated May 24, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.3

Purchase Agreement, dated March 29, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.4

Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.5

Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.6

Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.7

Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.8

Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.9

Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.10

Amendment No. 5 to the Amended and Restated Registration Rights Agreement, dated July 25, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.11	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*

4.12

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

4.14

Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.15	Form of the Series A-8 Warrant Certificate*

4.16	Form of the Series A-7 Warrant Certificate*

4.17	Form of the Series A-6 Warrant Certificate*

4.18	Form of the Series A-5 Warrant Certificate*

4.19	Form of the Series A-4 Warrant Certificate*

4.20	Form of the Series A-3 Warrant Certificate*

4.21		Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP*

4.22		Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*

4.23		Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P.*

4.24		Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*

4.25		Warrant Certificate issued to National Electrical Benefit Fund*

4.26		Series A-5 Voting Agreement*

4.27		Columbia Voting Agreement*

10.1		Consulting Agreement, dated April 26, 2007, between MTM Technologies, Inc. and Francis J. Alfano and Tory Ventures LLC*

10.2		Agreement and General Release, dated April 26, 2007, between MTM Technologies, Inc. and Francis J. Alfano*

10.3		Waiver and Amendment Letter, dated June 21, 2007, between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc.*

10.4		Waiver and Amendment Letter, dated June 21, 2007, between MTM Technologies, Inc. and the Textron Financial Corporation *

10.5	—

Amendment No.1 dated July 31, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender

10.6

Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender.*

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

MTM TECHNOLOGIES, INC.

August 13, 2007	By:	/s/ Steven Stringer
Steven Stringer
President and Chief Operating Officer
(Principal Executive Officer)

August 13, 2007	By:	/s/ J.W. Braukman III
J.W. Braukman III
Chief Financial Officer
(Principal Financial and Accounting Officer)

MTM Technologies, Inc.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended June 30, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K (Date of Report: March 31, 2007) filed with the Securities and Exchange Commission on June 29, 2007.]

3.2

Amended and Restated By-Laws. [Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]

4.1

Purchase Agreement, dated July 25, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P., [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007.]

4.2

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

4.3

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

4.4

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

4.7

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

4.8

Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A, (Date of Report: April 9, 2007), filed with the Securities and Exchange Commission on April 13, 2007.]

4.9

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

4.10

Amendment No. 5 to the Amended and Restated Registration Rights Agreement, dated July 25, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007]

4.11

Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

4.12

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

4.14

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

4.15

Form of the Series A-8 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007.]

4.16

Form of the Series A-7 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.17

Form of the Series A-6 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.18

Form of the Series A-5 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.19

Form of the Series A-4 Warrant Certificate [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.20

Form of the Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.21

Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

4.22

Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

4.23

Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on December 5, 2004.]

4.24

Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on October 5, 2004.]

4.25

Warrant Certificate issued to National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.5 to the registrants Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.26

Series A-5 Voting Agreement [Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.27

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

10.2

Agreement and General Release, dated April 26, 2007, between MTM Technologies, Inc. and Francis J. Alfano [Incorporated by reference to exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: April 26, 2007), filed with the Securities and Exchange Commission on May 1, 2007.]

10.3

Waiver and Amendment Letter, dated June 21, 2007, between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 21, 2007), filed with the Securities and Exchange Commission on June 27, 2007.]

10.4

Waiver and Amendment Letter, dated June 21, 2007, between MTM Technologies, Inc. and the Textron Financial Corporation. [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: June 21, 2007), filed with the Securities and Exchange Commission on June 27, 2007.]

10.5	—

Amendment No.1 dated July 31, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender.

10.6

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