Form 10-Q
period 2007-09-30
MTM Technologies, Inc.
filed 2007-11-14
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [   ]           Accelerated Filer [   ]           Non-Accelerated Filer [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 13,293,669 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 9, 2007.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2007

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets
As of September 30, 2007 (Unaudited) and March 31, 2007		1
Condensed Consolidated Statements of Operations for the
Three and Six Months Ended September 30, 2007 and 2006 (Unaudited)		2
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended September 30, 2007 and 2006 (Unaudited)		3
Notes to Condensed Consolidated Financial Statements (Unaudited)		4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Signatures
Index to Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	March 31,
	2007	2007
	(Unaudited)
A S S E T S
Current assets:
Cash	$2,626	$4,439
Accounts receivable-trade, net of allowance of $1,229 and $1,552, respectively	41,696	46,543
Inventories	1,008	2,210
Prepaid expenses and other current assets	7,178	5,389
Total current assets	52,508	58,581
Property and equipment, net	13,477	16,005
Goodwill	69,987	69,987
Identified intangible assets, net of amortization	2,448	3,809
Other assets	1,312	1,079
Total assets	$139,732	$149,461

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y

Current liabilities:
Secured revolving credit facilities	$7,166	$10,692
Inventory financing agreements	12,956	11,358
Accounts payable	22,213	30,737
Accrued expenses	7,820	11,207
Deferred revenue	5,643	6,477
Current portion of capital lease obligations	512	548
Total current liabilities	56,310	71,019
Secured promissory note	23,308	23,507
Non-current portion of capital lease obligations	188	425
Other long-term liabilities	6,446	5,191
Total liabilities	86,252	100,142

Shareholders’ equity:
Series A preferred stock, $.001 par value; 39,300,000 and 33,500,000 shares authorized; issued and outstanding 28,711,272 and 22,645,766 shares at
September 30, 2007 and March 31, 2007, respectively	64,243	54,307
Common stock, $.001 par value; 80,000,000 shares authorized; issued and
outstanding 13,280,415 and 11,920,919 shares, respectively	13	12
Additional paid-in capital	55,780	54,315
Accumulated deficit	(66,556)	(59,315)
Total shareholders’ equity	53,480	49,319
Total liabilities and shareholders’ equity	$139,732	$149,461

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues:
Products	$44,405	$50,727	$93,639	$108,409
Services	17,902	16,997	35,680	34,546
Total net revenues	62,307	67,724	129,319	142,955
Costs and expenses:
Cost of products sold	37,602	43,519	79,534	92,849
Cost of services provided	10,631	10,893	21,179	21,689
Selling, general and administrative expenses	15,740	19,516	32,684	37,751
Restructuring	-	2,928	-	4,539
Total costs and expenses	63,973	76,856	133,397	156,828

Operating loss	(1,666)	(9,132)	(4,078)	(13,873)
Other income (expense):
Interest expense, net of interest income	(1,844)	(1,301)	(3,103)	(2,574)
Other income (expenses)	-	(22)	139	(65)

Loss before income tax provision	(3,510)	(10,455)	(7,042)	(16,512)
Provision for income taxes	3	208	199	538

Net loss	$(3,513)	$(10,663)	$(7,241)	$(17,050)
Preferred stock dividend	1,232	915	2,164	1,323
Net loss available to common shareholders	$(4,745)	$(11,578)	$(9,405)	$(18,373)
Net loss per common share:
Basic and Diluted	$(0.36)	$(0.99)	$(0.74)	$(1.58)

Weighted average number of common shares
outstanding:
Basic and Diluted	13,253	11,686	12,727	11,618

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(7,241)	$(17,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	40	193
Depreciation	3,807	3,151
Amortization of intangibles	1,361	1,383
Amortization of debt discount	278	280
Non-cash interest on secured subordinated promissory note	1,292	1,185
Amortization of debt issuance costs	534	268
Stock-based compensation	620	917
Non-cash restructuring costs	-	450
Changes in operating assets and liabilities net of effect of acquisitions:
(Increase) decrease in assets:
Accounts receivable	4,440	440
Inventories	1,201	2,175
Prepaid expenses and other current assets	(2,323)	(1,693)
Other assets	(233)	(974)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(10,503)	3,865
Deferred revenue	(834)	324
Net cash used in operating activities	(7,561)	(5,086)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(520)
Additions to property and equipment	(1,279)	(4,715)
Net cash used in investing activities	(1,279)	(5,235)

FINANCING ACTIVITIES:
(Repayment) borrowing on secured revolving credit facility	(3,526)	3,088
Borrowing (repayment) on inventory financing	1,598	(915)
Proceeds from issuance of preferred stock, net	9,182	-
Common stock issued from stock options exercised	2	25
Common stock issued under associate stock purchase plan	44	94
Principal payments on promissory note	-	(333)
Principal payments on capital lease obligations	(273)	(280)
Net cash provided by financing activities	7,027	1,679

NET DECREASE IN CASH	(1,813)	(8,642)
CASH AT BEGINNING OF PERIOD	4,439	18,154
CASH AT END OF PERIOD	$2,626	$9,512

Supplemental disclosure of non-cash financing activities:
Series A Preferred Stock dividend accrued	$1,631	$1,323
Warrants issued in connection with secured promissory note	$476	$-
Supplemental disclosure of non-cash investing activities:
Common stock issued in acquisition	$-	$232
Non-cash adjustments to goodwill	$-	$930
Common stock issued to settle contingent consideration
relative to acquisition	$1,358	$-
Common stock issued for promissory note payment	$-	$333

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

The accompanying unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and accruals, consisting of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company as of September 30, 2007, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the Company’s entire fiscal year ending March 31, 2008.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The application of FIN 48 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of equity for the first half of fiscal 2008.

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

Financial Statement Reclassification

Certain prior year’s balances have been reclassified to conform to the September 30, 2007 presentation.

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

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 36.1 million and 21.3 million common shares as of September 30, 2007 and 2006, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the periods presented herein since the effect of such securities would be anti-dilutive.

NOTE 3. CREDIT FACILITIES

On August 21, 2007, the Company entered into a secured Credit Facilities Agreement (the "Credit Facilities Agreement") with GE Commercial Distribution Finance Corporation ("CDF"), as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed on Exhibit 3 of the Credit Facilities Agreement and the signature pages thereto, as “Lenders”, providing a combined maximum availability of up to $34 million.

The Credit Facilities Agreement refinances the Company’s prior senior lender facilities and is secured by a first priority lien on and security interest in substantially all of the present and future assets of the Company, including the issued and outstanding stock of the Company (other than MTM Technologies), except for permitted encumbrances (the "Collateral"). Credit and advances to the Company pursuant to the Credit Facilities Agreement will be used to fund working capital and floor-planning needs, and for general corporate purposes. The initial advances were used to prepay all outstanding obligations of the Company under the Company’s existing revolving credit facility with CIT Group/Business Credit, Inc., as agent (“CIT”) and floor planning facility with Textron Financial Corporation (“Textron”), which facilities were terminated upon such prepayments in accordance with separate termination agreements, each dated August 21, 2007, which the Company entered into with CIT with respect to the CIT facility and Textron with respect to the Textron facility. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Credit Facilities Agreement.

The Revolving Credit Facility under the Credit Facilities Agreement encompasses a two year revolving credit facility, unless earlier terminated by the Company or the Lenders, for up to $20 million, subject to a borrowing base based on eligible accounts receivable, minus the sum of any outstanding Swingline Loan, Floorplan Shortfall, Letter of Credit Exposure, and Bid Bonds, and certain other limitations. All amounts under the Credit Facilities Agreement are due upon the termination thereof, subject to optional prepayment in accordance with the terms of the Credit Facilities Agreement, and mandatory repayment of any Swingline Loan in the event that any Lender fails to pay its allocated portion thereof. Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3%.

The Floorplan Loan Facility under the Credit Facilities Agreement is not a commitment to lend or advance funds but is a discretionary facility, for up to $14 million, unless terminated by the Company or the Lenders, which allows the Company to finance inventory purchases from vendors as may be approved by the Administrative Agent, on an up to 45-day interest-free basis in many cases. Interest accrues after expiration of any applicable interest free period at a rate to be determined under each Transaction Statement, and not to exceed a maximum rate of 16% per annum in the event that the Company objects to the terms under any Transaction Statement. Generally, the Company would receive at least 60 days advance notice of a termination of the Floorplan Facility, during which period the Company would continue to be able to finance inventory purchases under the facility.

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement.

The Credit Facilities Agreement will also give the Company access to further potential purchase order financing through CDF's own “Star” (Short Term Accounts Receivable) program.

The Credit Facilities Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended beginning with the period ended March 31, 2008, Minimum EBITDA for the fiscal quarter ending on September 30, 2007 of $800,000, on December 31, 2007 of $1,760,000, on March 31, 2008 of $1,840,000 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; restriction on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Upon an event of default, the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

The Company will pay (i) on a monthly basis, an Unused Revolving Fee of 15 basis points on the difference between $20 million and the outstanding daily balance of the Revolving Loans (unless the Aggregate Revolving Loan, Swingline Loan and Letter of Credit Exposure is greater than 67% of $20 million), (ii) on an annual basis, an Annual Facility Fee of 20 basis points of the then-Aggregate Revolving Loan Commitment, (iii) letter of credit fees for each letter of credit issued pursuant to the Letter of Credit Facility of 3% per annum of the undrawn amount of such letter of credit plus a fronting fee of 0.125% of the face amount of each letter of credit, (iv), a closing fee to the Administrative Agent on the Credit Facilities Agreement, and (v) an annual management fee to the Administrative Agent.

The Company entered into a First Amendment to Credit Facilities Agreement with CDF, effective August 21, 2007, which provided that as to inventory acquired by the Company other than pursuant to the Floorplan Loan Facility, there will be a maximum invoice amount of $1.5 million at any time against which the Company may seek financing under the Credit Facilities Agreement and for certain modifications to the definitions regarding certain covenant calculations and floor plan inventory value to reflect the intent of the parties when they entered in the Credit Facilities Agreement.

In September, 2007, the Company entered into a side letter with CDF which provides for a temporary increase of the Aggregate Floorplan Loan Facility under the Credit Facilities Agreement, from $14 million to $20 million, until December 12, 2007. The temporary increase expires automatically on December 12, 2007. The temporary increase does not increase the Aggregate Revolving Loan Commitment or the Total Aggregate Facility Limit, nor alter the discretionary nature of the Aggregate Floorplan Loan Facility.

As of September 30, 2007, the Company was in compliance with all covenants prescribed under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement net of the $1.5 million cash reserve amounted to approximately $1.6 million at September 30, 2007.

NOTE 4. LONG-TERM DEBT-SECURED PROMISSORY NOTE

On November 23, 2005 the Company entered into a secured credit agreement (the “CP/NEBF Credit Agreement”) with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and National Electric Benefit Fund (NEBF”), as Lender (the “Lender”), as amended by Amendment No. 1 on July 31, 2007, whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”).

As an inducement to CP Investment Management and NEBF (collectively, the “Junior Creditor”) to enter into a Subordination Agreement dated as of August 21, 2007 (the "Subordination Agreement") with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the Company entered into Amendment No. 2 to the CP/NEBF Credit Agreement. Pursuant to Amendment No. 2, the CP/NEBF Credit Agreement was extended until November 23, 2010. Mandatory principal prepayments are also due upon the occurrence of a Liquidity Event or Partial Liquidity Event, generally involving a Change of Control or the issuance by the Company of securities, the proceeds of which exceed $25,000,000. The amount outstanding on the Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was reduced from 2% to 1% per annum through the first anniversary of the Second Amendment Date, and then will increase back to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11% per annum from the Closing Date through and including July 31, 2007, the First Amendment Date. For the period from August 1, 2007 through and including August 21, 2007, the Second Amendment Date the amount required will provide the Lender with an internal rate of return during such time period of 13.5% per annum. At all times thereafter, until the date on which all Obligations have been paid in full, the amount required will provide the Lender with an internal rate of return during such time period of 15% per annum, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At September 30, 2007, $4.2 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $4.1 million is accrued and is payable at maturity.

Required financial covenants were also modified to coincide substantially with those under the Credit Facilities Agreement. Amendment No. 2 to the CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended beginning with the period ended March 31, 2008, Minimum EBITDA for the fiscal quarter ending on September 30, 2007 of $720,000, on December 31, 2007 of $1,584,000, on March 31, 2008 of $1,656,000 and for each quarter thereafter to June 30, 2009, $1,800,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,350,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month. Subject to the terms of the Subordination Agreement, upon an event of default, the lenders under the CP/NEFB Credit Agreement may terminate such Credit Agreement and/or declare all amounts outstanding immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the CP/NEFB Credit Agreement, as amended. Terms not otherwise defined in this discussion have the meaning ascribed to them in the CP/NEFB Credit Agreement, as amended. As of September 30, 2007, the Company was in compliance with all covenants prescribed under the CP/NEFB Credit Agreement.

Pursuant to the Subordination Agreement, the Junior Creditor is entitled to receive (a) fee payments due at closing of Amendment No. 2, (b) regularly scheduled cash interest payments as and when due, and (c) mandatory principal prepayments due upon the occurrence of a Liquidity Event or Partial Liquidity Event, subject to prior notice thereof to the senior lenders and the failure by the senior lenders to issue a blockage notice. Notwithstanding the foregoing, payments described in (b) and (c) above may not be received by the Junior Creditor during any payment blockage period following a payment default or a non-payment default under the Senior Loan Documents. Blockage periods for non-payment defaults may not exceed 180 days in any year. Under the Subordination Agreement, the Junior Creditor also agrees not to exercise remedies under the CP/NEFB Credit Agreement until the earliest of the date that is 10 days following the date on which the senior lenders accelerate the senior debt, the date of commencement of a bankruptcy case against any Company or, in the case of acceleration payments under the CP/NEFB Credit

Agreement, 120 days and in the case of other remedies, 180 days, after notice of default from the Lenders to the senior lenders. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Subordination Agreement. The Company paid a one-time modification fee of $250,000, which was advanced under the Credit Facilities Agreement, and issued a second Warrant to the NEBF for the right to purchase up to the maximum number of 700,000 shares of the Common Stock of MTM Technologies at a price per share of $1.17 per share.

On November 23, 2005, in connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. On August 21, 2007, in connection with the Subordination Agreement, the Company issued a second Warrant (collectively with the Lender Warrant, the “Lender Warrants”) and allocated and charged $0.5 million to debt discount, which will be amortized over the remaining life of the Note to interest expense, and assigned and credited to additional paid in capital $0.5 million for the fair value of the second Warrant. The values attributed to the Lender Warrants were determined utilizing the Black-Scholes model.

NOTE 5. RESTRUCTURING AND OTHER CHARGES

During fiscal 2007, the Company implemented a cost reduction plan (the “2007 Restructuring Plan”) designed to improve operating income through reductions of selling, general and administrative expenses and enhancements in gross margin. The 2007 Restructuring Plan was approved by senior management and included significant headcount reductions associated with the final stages of integrating the acquired companies, facility consolidations, as well as other cost reductions. As part of the 2007 Restructuring Plan, the Company also restructured and consolidated other job functions within all regions. This plan resulted in restructuring charges for the year ended March 31, 2007 totaling $6.0 million; $3.1 million primarily related to a reduction in force of senior and middle management, another $1.4 million related to employee terminations, a charge of $0.8 million related to the closure and underutilization of certain facilities and the remaining $0.7 million was for the write-off of other non-cash items. The Company substantially completed the 2007 Restructuring Plan in fiscal 2007; however future cash outlays related to employee termination benefits are expected to be paid by March 31, 2008 and payment of the facility costs will continue until June, 2011.

The payment activities and adjustments in fiscal 2008 and the remaining liability at September 30, 2007 related to the 2007 Restructuring Plan are summarized in the table below.

	Outstanding			Non-	Remaining
	Liability at			cash	Liability at
(in thousands)	March 31,	Costs	Amounts	Adjust-	September 30,
	2007	Incurred	Paid	ments	2007
Employee termination benefits	$1,895	$-	$(1,148)	$-	$747
Facility costs	614	-	(254)	-	360
Other costs	299	-	-	-	299
Total	$2,808	$-	$(1,402)	$-	$1,406

Additionally, during the quarter ended September 30, 2006, the Company recognized $1.4 million of other one time charges consisting of $0.5 million of charges recorded in cost of products sold for a write-off of obsolete inventory obtained as part of prior business acquisitions and $0.9 million of charges to selling, general and administrative expenses.

NOTE 6.   STOCK-BASED COMPENSATION

The Company maintains several stock equity incentive plans under which incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”) may be granted to employees (including officers), consultants, independent contractors, and non-employee directors. The Company also has an Associate Stock Purchase Plan (“ASPP”).

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) effective April 1, 2006 using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. In determining whether an award is expected to vest, we generally use an estimated forfeiture rate based on historical forfeiture rates. The estimated forfeiture rate is updated for actual forfeitures quarterly. No stock-based compensation expense was recognized in the condensed consolidated financial statements related to the ASPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment.

Total stock-based compensation cost recognized in the condensed consolidated statement of operations for the three and six months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock-based compensation expense
by type of award:
Stock options	$142	$370	$544	$738
Restricted stock units	22	98	76	179
Total stock-based compensation	164	468	620	917
Tax effect on stock-based compensation	-	-	-	-
Net effect of stock-based compensation
on net(loss)	$164	$468	$620	$917

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

For SFAS No. 123(R) purposes, the fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected term	5 years	5 years	4.1 years	5 years
Expected stock price volatility	73%	77%	73%	77%
Risk-free interest rate	4.2%	4.7%	4.7%	4.9%
Expected dividend yield	0%	0%	0%	0%
Weighted-average grant-date fair value of
options granted	$0.67	$1.60	$0.56	$1.68

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

We have adopted the following stock plans:

  a 1993 Employee Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of September 30, 2007, 26,666 shares have been issued upon exercise of options and 70,000 shares are subject to outstanding options;

  a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of September 30, 2007, 79,600 shares have been issued upon exercise of options and 12,000 shares are subject to outstanding options;

  a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of September 30, 2007, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

  a 2000 Long-Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of September 30, 2007, 89,800 shares have been issued upon the exercise of options and 180,000 shares are subject to outstanding awards;

  a 2002 Long-Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of September 30, 2007, 15,000 shares have been issued upon the exercise of options and 60,000 shares are subject to outstanding awards; and

  a 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the award of an aggregate of 4,350,000 shares of our common stock, of which, as of September 30, 2007, 343,025 shares have been issued upon the exercise of options and vested RSUs and 3,348,110 shares are subject to outstanding awards.

The 1993 Employee Stock Option Plan and the 1996 Stock Option Plan have expired. Accordingly, we can no longer grant new options under such plans. The Company has chosen, with the approval of the Board of Directors, not to grant future options from the 1998, 2000 and 2002 Plans. Under the terms of the 2004 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years) and generally expire ten years from the date of grant. At September 30, 2007, we had outstanding options and RSUs to purchase approximately 3.8 million shares of common stock and approximately 0.6 million shares of common stock are available for future awards. On June 6, 2007, the Compensation Committee of the Board of Directors approved an increase in the number of shares available for issuance under the 2004 Plan from 4,000,000 to 4,350,000 shares.

A summary of stock option activity under these plans as of September 30, 2007 and changes during the six months then ended is presented below:

			(In the
			money	Weighted-
			options)	Average
		Weighted-	Aggregate	Remaining
(in thousands, except exercise price)	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Outstanding at April 1, 2007	3,146	$2.95
Granted	891
Canceled/Expired	(620)
Exercised	(2)
Outstanding at September 30, 2007	3,415	$2.41	$55	7.1 years
Exercisable at September 30, 2007	1,868	$2.76	$1	5.5 years
Expected to vest after September 30, 2007	1,457	$1.91	$53	9.0 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all in the money options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The unrecognized stock-based compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of September 30, 2007 was approximately $1.9 million and is expected to be recognized over a weighted average period of 2.4 years. Approximately 0.1 million shares outstanding as of September 30, 2007 are not expected to vest.

The 2004 Plan allows for the issuance of RSUs which typically vest over four years. A summary of the status of RSUs nonvested shares as of September 30, 2007 and changes during the six months then ended is presented below:

		Weighted-Average
(in thousands, except fair value price)	Number of	Grant-Date
	Shares	Fair Value
Nonvested at April 1, 2007	405	$1.96
Granted	44
Vested	(35)
Forfeited	(72)
Nonvested at September 30, 2007	342	$1.72

As of September 30, 2007 there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 1.75 years.

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

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. Until May 21, 2008 dividends may, at the option of the Company, be paid in cash or in shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. On May 21, 2007 the Company paid $1.9 million in preferred dividends for the period November 21, 2006 to May 20, 2007 in the form of 634,423 shares of Series A Preferred Stock. The Series A purchase prices ranged from $1.485 to $3.25. At September 30, 2007, the Company has accrued and charged to equity $1.6 million in preferred dividends for the period beginning May 21, 2007. The Series A-1 to A-8 purchase prices accrued range from $1.199 to $4.708. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

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

On July 25, 2007, the Company entered into the A-8 Purchase Agreement with Pequot, whereby the Company issued and sold to Pequot 743,415 shares of Series A-8 Convertible Preferred Stock and Series A-8 Warrants to purchase up to 892,098 shares of the Company’s common stock for an aggregate purchase price of $3.5 million. Each share of Series A-8 Convertible Preferred Stock is convertible for four shares of the Company’s common stock at a conversion price equal to $1.1770 per share (subject to adjustment). The Company allocated and recorded during the second quarter of fiscal 2008 $3.0 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.5 million for the fair value of the warrants. The value attributed to the Series A-8 warrants was determined by utilizing Black-Scholes.

The following table sets forth the Series A Preferred Stock and associated warrants issued to the Investors under the various purchase agreements, including in-kind dividends paid.

	No. of Shares
	(in thousands)	Purchase Price
Series A-1 Convertible Preferred Stock	3,453	$2.15
Series A-2 Convertible Preferred Stock	2,121	$2.75
Series A-3 Convertible Preferred Stock	4,080	$3.25
Series A-4 Convertible Preferred Stock	8,322	$3.25
Series A-5 Convertible Preferred Stock	3,263	$3.25
Series A-6 Convertible Preferred Stock	2,559	$1.485
Series A-7 Convertible Preferred Stock	4,170	$1.199
Series A-8 Convertible Preferred Stock	743	$4.708
	28,711

	No. of Warrants
	(in thousands)	Exercise Price
Series A-1 Common Stock Warrants	500	$2.46
Series A-2 Common Stock Warrants	400	$3.44
Series A-3, A-4 and A-5 Common Stock Warrants	2,758	$4.06
Series A-6 Common Stock Warrants	765	$1.63
Series A-7 Common Stock Warrants	1,251	$1.3189
Series A-8 Common Stock Warrants	892	$1.2947
	6,566

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements, management’s discussion and analysis and notes to the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2007 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

  our failure to comply with the financial and other covenants under our credit facilities agreement and our other credit arrangements could lead to a termination of those agreements and an acceleration of our outstanding debt;

  our ability to raise additional capital, if and as needed;

  the competitive environments within the industries in which we operate;

  the cost-effectiveness of our product and service development activities;

  our ability to acquire additional companies and sucessfully integrate such acquirees, if any, into our operations;

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

As of November 9, 2007 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. During fiscal 2007 the Company focused on integrating the operations of the acquired companies, centralizing operations and restructuring its organization in an effort to provide our customers with a national strategy and to improve our earnings and cash flow. During fiscal 2008 we have remained steadfast in our commitment to cut costs and improve on the foundation we had built in the prior year. The first half of fiscal 2008 has resulted in a return to positive EBITDA for each of the past two quarters. In August 2007 the Company successfully refinanced its working capital lines of credit with a $34 million credit facility with GE Commercial Distribution Finance (‘CDF”) which provided the Company with additional capital and increased purchasing flexibility. We expect to see continued improvement in both revenue growth and in margins as we focus on unified communications, access, and virtualization markets and as we expand our managed services business.

We believe the Company is poised once again to actively seek opportunities to acquire businesses that will further the Company’s growth and operating strategies. As additional companies are acquired, the sales mix, market focus, cost structure and operating leverage may change significantly. As of the date of the Form 10-Q, we did not have any formal or informal agreements or understandings with respect to any material acquisitions.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K. There have been no material changes to these policies during the first six months of fiscal 2008.

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues, unless otherwise noted:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues:
Products	71.3%	74.9%	72.4%	75.8%
Services	28.7%	25.1%	27.6%	24.2%
Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit – products (a)	15.3%	14.2%	15.1%	14.4%
Gross Profit – services (a)	40.6%	35.9%	40.6%	37.2%
Gross Profit – total	22.6%	19.7%	22.1%	19.9%
Selling, general and administrative
expenses	25.3%	28.8%	25.3%	26.4%
Restructuring	0.0%	4.3%	0.0%	3.2%
Operating loss	(2.7%)	(13.5%)	(3.2%)	(9.7%)
Interest expense	3.0%	1.9%	2.4%	1.8%
Net loss	(5.6%)	(15.7%)	(5.6%)	(11.9%)

(a)	Expressed as a percentage of the applicable product or service revenue.

Three and Six Months Ended September 30, 2007, as Compared to the Three and Six Months Ended September 30, 2006

Net Revenue

Net revenues for the three months ended September 30, 2007 decreased $5.4 million, or 8.0% from the comparable prior year period, to $62.3 million. For the six months ended September 30, 2007 net revenues decreased $13.7 million, or 9.5%, to $129.3 million. The decrease in net revenues for the three and six months ended September 30, 2007 was primarily due to a decrease in product revenue of $6.3 million and $14.8 million respectively. The decrease in product revenue was attributable to the Company’s strategy of not pursuing non-strategic, product sales. During the quarter ended September 30, 2007, the Company derived approximately 71% of its revenues from product sales compared with 75% for the corresponding prior year period. For the six months ended September 30, 2007 the Company derived approximately 72% of its revenue from product sales compared with 76% for the six months ended September 30, 2006. This decrease in the relative percentage of product revenue to service revenue was the result of the Company’s shift in business practice to focus on more profitable arrangements. Accordingly, service revenue for the three months ended September 30, 2007 increased $0.9 million over the prior year period and $1.1 million for the first six months of fiscal 2008 as compared to the same period in the prior year. The improvement in service revenue is a direct result of the Company’s efforts to deploy billable resources more effectively across markets and customers.

Gross Profit

Gross profit for the three months ended September 30, 2007 increased $0.8 million, or 5.7% from the comparable prior year period, to $14.1 million. Product gross margin was 15.3% for the quarter ended September 30, 2007 and 14.2% for the quarter ended September 30, 2006. Service gross margin was 40.6% for the quarter ended September 30, 2007 and 35.9% for the quarter ended September 30, 2006.

As noted above, while product revenue decreased $6.3 million in the quarter over the prior year period, the resulting decrease in product gross margins for the period was only $0.4 million. The Company’s shift in business practice to focus on more profitable arrangements pushed product profit margins 1% higher compared with the prior year period.

The increase in service gross margin contribution was the result of our national services infrastructure investment in the prior fiscal year which has enabled us to better manage our people and improve utilization.

For the six months ended September 30, 2007 gross profits where relatively flat in the periods. Product gross margin for the six months ended September 30, 2007 was 15.1% in the period as compared with 14.4% for the six months ended September 30, 2006. Service gross margin was 40.6% for the six months ended September 30, 2007 as compared with 37.2% for the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses (“S,G&A”) for the three months ended September 30, 2007 decreased by $3.8 million, or 19.3% from the comparable prior year period, to $15.7 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue was 20.8% compared with 24.7% for the comparable prior year period. The decrease in net S,G&A of $3.8 million was due primarily to a reduction in personnel costs as a direct result of the cost saving programs and restructuring activities initiated in the prior fiscal year. For the six months ended September 30, 2007 S,G&A decreased by $5.1 million, or 13.4%, to $32.7 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue was 20.8% compared with 22.6% for the comparable prior year six months. The decrease in net S,G&A of $5.4 million was due primarily to a reduction in personnel costs as a direct result of the cost saving programs and restructuring activities initiated in the prior fiscal year. This decrease was partially offset by higher depreciation expenses related to the current year’s investments in capital assets.

Restructuring

Results for the three months ended September 30, 2006 include a restructuring charge of $2.9 million primarily related to a reduction in force of senior and middle management of $2.0 million, as well as a charge related to the closure of certain facilities and other charges of $0.9 million. For the six months ended September 30, 2006 the Company had taken a restructuring charge of $4.5 million primarily related to a reduction in workforce of $3.0 million in accordance with our integration and cost reduction plans, a charge for unused or underutilized facility costs of $0.8 million, and other related restructuring charges of $0.7 million. There were no comparable charges in fiscal 2008. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of these cost savings initiatives.

EBITDA

Earnings before interest, taxes, depreciation, amortization, stock-based compensation cost and other (income) expense (“EBITDA”) amounted to $1.1 million for the quarter ended September 30, 2007, as compared to negative $6.3 million in the comparable fiscal 2007 quarter. EBITDA for the six months ended September 30, 2007 amounted to $1.7 million as compared to negative $8.4 million for the six months ended September 30, 2006. EBITDA for fiscal 2007 includes $2.9 million and $4.5 million of restructuring costs respectively for the three and six month periods ended September 30, 2006, which are not expenses in the current period. The improvement in EBITDA for three and six months ended September 30, 2007 was primarily the result of an improvement in margins on both product and service revenue, coupled with the impact of the cost savings initiatives and reduced personnel costs in S,G&A related to the restructuring noted above. The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
EBITDA	$1,107	$(6,349)	$1,710	$(8,422)
Depreciation and amortization	2,609	2,315	5,168	4,534
Interest expense	1,844	1,301	3,103	2,574
Stock-based compensation cost	164	468	620	917
Other (income) expense	-	22	(139)	65
Income taxes	3	208	199	538
Net loss	$(3,513)	$(10,663)	$(7,241)	$(17,050)

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

Interest Expense

Interest expense, net was $1.8 million for the quarter ended September 30, 2007 compared to $1.3 million for the quarter ended September 30, 2006. Interest for the six months ended September 30, 2007 also increased $0.5 million, to $3.1 million compared to $2.6 million for the comparable prior year period. Included in both the three and six months ended September 30, 2007 is approximately $0.3 million of non cash interest expense related to the writeoff of the remaining debt issuance costs for CIT Group/Business Credit Inc. (‘CIT”) and Textron Financial Corporation (“Textron”) as a result of the refinancing of the working capital lines of credit with CDF. The balance of the increase in the periods is primarily due to higher interest rates imposed on the secured promissory note as a result of the amendments entered into during the second quarter of fiscal 2008. The current rate of interest is now 15% compared with 11% in the prior year.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	September 30,	March 31,
(in thousands)	2007	2007

Cash	$2,626	$4,439
Working capital (deficit)	$(3,802)	$(12,438)
Current ratio	.93:1	.82:1
Secured financing facilities	$20,122	$22,050
Secured promissory note	$23,308	$23,507

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our primary source of day-to-day working capital is from our secured credit facilities agreement with CDF, vendor lines of credit, and our cash on hand.

For the six months ended September 30, 2007 cash decreased $1.8 million to $2.6 million compared with $4.4 million at March 31, 2007. Working capital at September 30, 2007 was a deficit of $3.8 million as compared to a working capital deficit of $12.4 million at March 31, 2007. Included in current liabilities at September 30, 2007 are obligations of $20.1 million relating to the Company’s secured financing facilities, described below. The use of cash during the first half of fiscal 2008 related primarily to the payment of trade accounts payable. We have taken a number of significant steps to reduce our use of cash and improve our working capital position, including during fiscal 2007 we implemented a cost reduction plan designed to improve operating income through reductions of S,G&A and enhancements in gross margin; and we have significantly reduced our capital expenditures in the current year related to software development and infrastructure investment as well as general capital spending.

As of November 9, 2007 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. During fiscal 2007 the Company focused on integrating the operations of the acquired companies, centralizing operations and restructuring its organization in an effort to provide our customers with a national strategy and to improve our earnings and cash flow. During fiscal 2008 we have remained steadfast in our commitment to cut costs and improve on the foundation we had built in the prior year. The first half of fiscal 2008 has resulted in a return to positive EBITDA for each of the past two quarters.

On August 21, 2007, the Company entered into a secured Credit Facilities Agreement (the "Credit Facilities Agreement") with CDF, as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed on Exhibit 3 of the Credit Facilities Agreement and the signature pages thereto, as “Lenders”, providing a combined maximum availability of up to $34 million.

The Credit Facilities Agreement refinances the Company’s prior senior lender facilities and is secured by a first priority lien on and security interest in substantially all of the present and future assets of the Company, including the issued and outstanding stock of the Company (other than MTM Technologies), except for permitted encumbrances (the "Collateral"). Credit and advances to the Company pursuant to the Credit Facilities Agreement will be used to fund working capital and floor-planning needs, and for general corporate purposes. The initial advances were used to prepay all outstanding obligations of the Company under the Company’s existing revolving credit facility with CIT, as agent and floor planning facility with Textron, which facilities were terminated upon such prepayments in accordance with separate termination agreements, each dated August 21, 2007, which the Company entered into with CIT with respect to the CIT facility and Textron with respect to the Textron facility. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Credit Facilities Agreement.

The Revolving Credit Facility under the Credit Facilities Agreement encompasses a two year revolving credit facility, unless earlier terminated by the Company or the Lenders, for up to $20 million, subject to a borrowing base based on eligible accounts receivable, minus the sum of any outstanding Swingline Loan, Floorplan Shortfall, Letter of Credit Exposure, and Bid Bonds, and certain other limitations. All amounts under the Credit Facilities Agreement are due upon the termination thereof, subject to optional prepayment in accordance with the terms of the Credit Facilities Agreement, and mandatory repayment of any Swingline Loan in the event that any Lender fails to pay its allocated portion thereof. Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3%.

The Floorplan Loan Facility under the Credit Facilities Agreement is not a commitment to lend or advance funds but is a discretionary facility, for up to $14 million, unless terminated by the Company or the Lenders, which allows the Company to finance inventory purchases from vendors as may be approved by the Administrative Agent, on an up to 45-day interest-free basis in many cases. Interest accrues after expiration of any applicable interest free period at a rate to be determined under each Transaction Statement, and not to exceed a maximum rate of 16% per annum in the event that the Company objects to the terms under any Transaction Statement. Generally, the Company would receive at least 60 days advance notice of a termination of the Floorplan Facility, during which period the Company would continue to be able to finance inventory purchases under the facility.

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement.

The Credit Facilities Agreement will also give the Company access to further potential purchase order financing through CDF's own “Star” (Short Term Accounts Receivable) program.

The Credit Facilities Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended beginning with the period ended March 31, 2008, Minimum EBITDA for the fiscal quarter ending on September 30, 2007 of $800,000, on December 31, 2007 of $1,760,000, on March 31, 2008 of $1,840,000 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; restriction on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Upon an event of default, the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

The Company will pay (i) on a monthly basis, an Unused Revolving Fee of 15 basis points on the difference between $20 million and the outstanding daily balance of the Revolving Loans (unless the Aggregate Revolving Loan, Swingline Loan and Letter of Credit Exposure is greater than 67% of $20 million), (ii) on an annual basis, an Annual Facility Fee of 20 basis points of the then-Aggregate Revolving Loan Commitment, (iii) letter of credit fees for each letter of credit issued pursuant to the Letter of Credit Facility of 3% per annum of the undrawn amount of such letter of credit plus a fronting fee of 0.125% of the face amount of each letter of credit, (iv), a closing fee to the Administrative Agent on the Credit Facilities Agreement, and (v) an annual management fee to the Administrative Agent.

The Company entered into a First Amendment to Credit Facilities Agreement with CDF, effective August 21, 2007, which provided that as to inventory acquired by the Company other than pursuant to the Floorplan Loan Facility, there will be a maximum invoice amount of $1.5 million at any time against which the Company may seek financing under the Credit Facilities Agreement and for certain modifications to the definitions regarding certain covenant calculations and floor plan inventory value to reflect the intent of the parties when they entered in the Credit Facilities Agreement.

In September, 2007, the Company entered into a side letter with CDF which provides for a temporary increase of the Aggregate Floorplan Loan Facility under the Credit Facilities Agreement, from $14 million to $20 million, until December 12, 2007. The temporary increase expires automatically on December 12, 2007. The temporary increase does not increase the Aggregate Revolving Loan Commitment or the Total Aggregate Facility Limit, nor alter the discretionary nature of the Aggregate Floorplan Loan Facility.

As of September 30, 2007, the Company was in compliance with all covenants prescribed under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement net of the $1.5 million cash reserve amounted to approximately $1.6 million at September 30, 2007.

On November 23, 2005 the Company entered into a secured credit agreement (the “CP/NEBF Credit Agreement”) with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and National Electric Benefit Fund (“NEBF”), as Lender (the “Lender”), as amended by Amendment No. 1 on July 31, 2007, whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”). As an inducement to CP Investment Management and NEBF (collectively, the “Junior Creditor”) to enter into a Subordination Agreement dated as of August 21, 2007 (the "Subordination Agreement") with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the Company entered into Amendment No. 2 to the CP/NEBF Credit Agreement. Pursuant to Amendment No. 2, the CP/NEBF Credit Agreement was extended until November 23, 2010. Mandatory principal prepayments are also due upon the occurrence of a Liquidity Event or Partial Liquidity Event, generally involving a Change of Control or the issuance by the Company of securities, the proceeds of which exceed $25,000,000. The amount outstanding on the Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was reduced from 2% to 1% per annum through the first anniversary of the Second Amendment Date, and then will increase back to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11% per annum from the Closing Date through and including July 31, 2007, the First Amendment Date. For the period from August 1, 2007 through and including August 21, 2007, the Second Amendment Date the amount required will provide the Lender with an internal rate of return during such time period of 13.5% per annum. At all times thereafter, until the date on which all Obligations have been paid in full, the amount required will provide the Lender with an internal rate of return during such time period of 15% per annum, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At September 30, 2007, $4.2 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $4.1 million is accrued and is payable at maturity.

Required financial covenants were also modified to coincide substantially with those under the Credit Facilities Agreement. Amendment No. 2 to the CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended beginning with the period ended March 31, 2008, Minimum EBITDA for the fiscal quarter ending on September 30, 2007 of $720,000, on December 31, 2007 of $1,584,000, on March 31, 2008 of $1,656,000 and for each quarter thereafter to June 30, 2009, $1,800,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,350,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month. Subject to the terms of the Subordination Agreement, upon an event of default, the lenders under the CP/NEFB Credit Agreement may terminate such Credit Agreement and/or declare all amounts outstanding immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the CP/NEFB Credit Agreement, as amended. Terms not otherwise defined in this discussion have the meaning ascribed to them in the CP/NEFB Credit Agreement, as amended. As of September 30, 2007, the Company was in compliance with all covenants prescribed under the CP/NEFB Credit Agreement.

Pursuant to the Subordination Agreement, the Junior Creditor is entitled to receive (a) fee payments due at closing of Amendment No. 2, (b) regularly scheduled cash interest payments as and when due, and (c) mandatory principal prepayments due upon the occurrence of a Liquidity Event or Partial Liquidity Event, subject to prior notice thereof to the senior lenders and the failure by the senior lenders to issue a blockage notice. Notwithstanding the foregoing, payments described in (b) and (c) above may not be received by the Junior Creditor during any payment blockage period following a payment default or a non-payment default under the Senior Loan Documents. Blockage periods for non-payment defaults may not exceed 180 days in any year. Under the Subordination Agreement, the Junior Creditor also agrees not to exercise remedies under the CP/NEFB Credit Agreement until the earliest of the date that is 10 days following the date on which the senior lenders accelerate the senior debt, the date of commencement of a bankruptcy case against any Company or, in the case of acceleration payments under the CP/NEFB Credit Agreement, 120 days and in the case of other remedies, 180 days, after notice of default from the Lenders to the senior lenders. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Subordination Agreement. The Company paid a one-time modification fee of $250,000, which was advanced under the Credit Facilities Agreement, and issued a second Warrant to the NEBF for the right to purchase up to the maximum number of 700,000 shares of the Common Stock of MTM Technologies at a price per share of $1.17 per share.

On November 23, 2005, in connection with the issuance of the Note and the related Lender Warrant, the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. On August 21, 2007, in connection with the Subordination Agreement, the Company issued a second Warrant (collectively with the Lender Warrant, the “Lender Warrants”) and allocated and charged $0.5 million to debt discount, which will be amortized over the remaining life of the Note to interest expense, and assigned and credited to additional paid in capital $0.5 million for the fair value of the second Warrant. The values attributed to the Lender Warrants were determined utilizing the Black-Scholes model.

Cash used in operating activities was $7.6 million for the six months ended September 30, 2007, derived from a net loss of $7.2 million plus a decrease in net operating liabilities of $8.3 million and non-cash charges of $7.9 million during the period. The decrease in net operating liabilities relates primarily to a decrease in accounts receivable as a result of a stronger collection effort especially with regard to past due accounts coupled with the impact of a new compensation plan whereby the commission structure was modified to include payments based on collected receivables. Additionally accounts payable decreased as proceeds from the equity funding and from the working capital line with CDF were used to pay vendors. Accrued expenses decreased primarily due to the payout of accrued restructuring costs and payments related to acquired businesses. The balance of the decrease primarily related to the timing of prepaid and other current expenses.

Cash used in investing activities was $1.3 million for the six months ended September 30, 2007 related to additions to capital expenditures compared with $4.7 million for the comparable prior year period which consisted of capitalized costs related to the internal development of purchased and developed software and infrastructure investment of $2.3 million. The Company has no plans for any material purchases of property and equipment including capital software projects for the current fiscal year.

Cash provided by financing activities was $7.0 million for the six months ended September 30, 2007, which was primarily the result of net cash proceeds received from the issuance of shares of Series A-6, A-7 and A-8 Preferred Stock of $9.2 million for the purpose of funding working capital needs, offset by a $2.0 reduction in our actual level of borrowings under the Credit Facilities Agreement with CDF as compared with our previous level of borrowing under CIT and Textron.

The Company sustained net losses during the years ended March 31, 2007, and 2006 and for the three and six month periods ended September 30, 2007. At September 30, 2007 the Company had a net working capital deficit of $3.8 million. The Company has made a concerted effort in the past year and continues to be committed to improving its working capital position. These have included issuing additional shares of preferred stock raising over $9.0 million in the current fiscal year alone, a $6.0 million restructuring in fiscal 2007, and instituting other cost control initiatives and programs. The Company anticipates that its available cash including the proceeds received from the issuance of preferred stock together with its credit facilities, will provide the Company with the capital necessary to meet its obligations as they come due in the foreseeable future. The Company currently has no commitments for material capital expenditures. Capital expenditures for the first half of fiscal 2008 were $1.3 million compared with $4.7 million for the comparable prior year period. The Company intends to continue to capitalize on the infrastructure investments made in fiscal 2007 by offering customers a complete set of IT solutions and by focusing on improving overall profitability by driving higher margin business and reducing the number of current suppliers to leverage resources in a more effective manner. Our future liquidity and capital requirements will depend on numerous factors, including, general economic conditions and conditions in the technology industry in particular; the extent that our sales network and marketing programs achieve satisfactory response rates; the cost effectiveness of our product and service development activities; our dependence on third party licenses and our ability to maintain our status as an authorized reseller/service provider of IT products, and our ability to leverage our centralized infrastructure, all of which may impact our ability to achieve and maintain profitability. The Company may seek additional capital or financing arrangements to consummate future acquisitions or meet working capital needs, however, no assurance can be given that such financing may be obtained on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

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

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of September 30, 2007 are approximately $16.6 million.

Recently Issued Accounting Pronouncements

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The application of FIN 48 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of equity for the first half of fiscal 2008.

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

Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3%, consequently, any changes in that rate will impact our interest expense. Based on the average current level of borrowings of approximately $8.5 million, a 0.25% increase in the LIBOR rate would translate to an approximate $21,000 increase in our annual interest expense. The Company does not currently hedge interest rate exposures.

There has been no material change in credit risk or accounts receivable risk discussed in Item 7 of the Company’s Fiscal 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures

An evaluation was performed, as of September 30, 2007, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including such principal officers have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

PART II - OTHER INFORMATION

Item 1A.   Risk Factors

The Annual Report on Form 10-K for the year ended March 31, 2007 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2007.

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our failure to comply with the financial and other covenants under our working capital facility and other credit arrangements could lead to a termination of those agreements and an acceleration of our outstanding debt.

           We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our secured Credit Facilities Agreement (the “Credit Facilities Agreement”) with GE Commercial Distribution Finance Corporation, as Administrative Agent, and our secured credit agreement, as amended (the “CP/NEBF Credit Agreement”) with Columbia Partners, L.L.C. Investment Management, as Investment Mananger, (“Columbia Partners”) and National Electric Benefit Fund, as Lender contain a number of financial and other covenants, including minimum consolidated earnings before interest, taxes, depreciation and amortization, minimum consolidated liquidity multiples and maximum consolidated leverage ratios. A breach of these financial or other covenants, unless waived, would be a default under each facility. Upon an event of default, each of these lenders may terminate their respective facilities and/or declare all amounts outstanding under such facilities immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under such facilities. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the Credit Facilities Agreement is dependent upon the amount and quality of our accounts receivable. Significant defaults, or payment delays, of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital.

           The Company received a waiver letter in November 2006 from Columbia Partners which included a waiver of the consolidated senior leverage fixed charge coverage ratios that were then in effect under the CP/NEBF Credit Agreement through and including the four fiscal quarters ending March 31, 2008. For the period commencing August 21, 2007, however, such waivers are no longer effective pursuant to an amendment of the Columbia Facility, dated August 21, 2007, which replaced in their entirety the maximum consolidated senior leverage and fixed charge coverage ratios then in effect with new financial covenants.

           Our vendor agreements and lines of credit are generally terminable by the vendor at any time. Any significant termination of these arrangements could adversely impact our ability to deliver our IT solutions and reduce our working capital availability.

We are not in compliance with the NASDAQ continued listing requirements.

          We have been notified by the NASDAQ Capital Market that, because the price of our common stock traded below $1.00 per share for thirty consecutive days, and continues to do so, we are not in compliance with one of the NASDAQ Capital Market’s continued listing requirements. If our common stock does not by May 12, 2008 trade at or above $1.00 per share for at least 10 consecutive trading days, and if we are not eligible for any further compliance periods, we will be notified that our common stock will be delisted. We have the right to appeal a decision to delist our common stock, but that appeal will have to be based on a plan that will present substantial assurance that our common stock will trade at prices above $1.00. A plan of that type might involve a reverse stock split, although it is not uncommon for stocks that are the subject of reverse stock splits to decline rapidly to prices near those before the reverse stock splits. Ultimately, however, if the price of our common stock were to continue to trade at its current level, it would probably no longer be eligible to be quoted on any NASDAQ electronic trading market.

           If MTM’s common stock were delisted from The NASDAQ Capital Market, trading of MTM’s common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in MTM common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, MTM common stock. As a result of a delisting, it may become more difficult for MTM to raise funds through the sale of its securities. Delisting could also adversely affect MTM’s ability to obtain financing for the continuation of its operations or to use its common stock in acquisitions. Delisting could result in the loss of confidence by suppliers, customers and employees.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

Item 5.   Other Information

We received notice on November 12, 2007 from The NASDAQ Stock Market, Inc. that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that MTM was therefore not in compliance with NASDAQ Marketplace Rule 4310(c)(4). In accordance with the NASDAQ Marketplace Rules, MTM has until May 12, 2008 (180 calendar days from November 12, 2007) to regain compliance. MTM can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of ten consecutive business days during the initial 180-day period, although NASDAQ may, in its discretion, require MTM to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that MTM has demonstrated the ability to maintain long-term compliance.

If compliance is not achieved by May 12, 2008, NASDAQ will determine whether MTM meets the NASDAQ Capital Market initial listing criteria except for the bid price requirement. If MTM meets the initial listing criteria, NASDAQ staff will notify MTM that it has been granted an additional 180 calendar day compliance period. If MTM is not eligible for an additional compliance period, NASDAQ staff will provide written notification that MTM’s securities will be delisted, which may be appealed at that time.

MTM will seek to regain compliance within this cure period and is considering alternatives to address compliance with the continued listing standards of The NASDAQ Stock Market.

The Company issued a press release on November 13, 2007 regarding the notice that it received from NASDAQ. A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated by reference herein.

Item 6.   Exhibits

(a)        Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended*

3.2	Amended and Restated By-Laws*

4.1	Purchase Agreement, dated July 25, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P.*

4.2	Purchase Agreement, dated May 24, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.3	Purchase Agreement, dated March 29, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.4	Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.5	Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.6	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.7	Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.8	Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

Exhibit Number	Description

4.9	Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.10	Amendment No. 5 to the Amended and Restated Registration Rights Agreement, dated July 25, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.11	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.*

4.12	Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.13	Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.14	Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.15	Form of the Series A-8 Warrant Certificate*

4.16	Form of the Series A-7 Warrant Certificate*

4.17	Form of the Series A-6 Warrant Certificate*

4.18	Form of the Series A-5 Warrant Certificate*

4.19	Form of the Series A-4 Warrant Certificate*

4.20	Form of the Series A-3 Warrant Certificate*

4.21	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP*

4.22	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*

4.23	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P.*

4.24	Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P.*

4.25	Warrant Certificate issued to National Electrical Benefit Fund*

4.26	Warrant Certificate issued to National Electrical Benefit Fund*

4.27	Series A-5 Voting Agreement*

4.28	Columbia Voting Agreement*

10.1	Credit Facilities Agreement, dated August 21, 2007, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, GE Commercial Distribution Finance Corporation (“CDF”), as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, CDF and the other lenders listed thereon as Lenders*

Exhibit Number	Description

10.2	—Amendment No.1 dated as of August 21, 2007, to the Credit Facilities Agreement, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, CDF, as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, CDF and the other lenders listed thereon as Lenders

10.3	Subordination Agreement, dated as of August 21, 2007, by and among GE Commercial Distribution Finance Corporation and National Electrical Benefit Fund, and Columbia Partners, L.L.C. Investment Management*

10.4	Amendment No.2 dated August 21, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender*

10.5	Amendment No.1 dated July 31, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender*

10.6	Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender*

10.7	Termination, Release and Indemnification Agreement, dated as of August 21, 2007 by and among MTM Technologies, Inc., all of MTM’s subsidiaries from time to time party thereto, the financial institutions from time to time party thereto as lenders and the CIT Group/Business Credit, Inc.*

10.8	Acknowledgment of Payment and Termination Agreement, dated August 21, 2007, by and between Textron Financial Corporation and GE Commercial Distribution Finance and acknowledged by MTM Technologies, Inc., MTM Technologies (Massachusetts) LLC, MTM Technologies (US), Inc. and Info Systems, Inc.*

31.1	—Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer

31.2	—Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III

32.1	—Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer

32.2	—Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III

99.1	—Press release dated November 13, 2007

      * Incorporated by reference. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTM TECHNOLOGIES, INC.

November 14, 2007	By :	/s/ Steven Stringer
Steven Stringer
President and Chief Operating Officer
(Principal Executive Officer)

November 14, 2007	By:	/s/ J.W. Braukman III
J.W. Braukman III
Chief Financial Officer
(Principal Financial and Accounting Officer)

MTM Technologies, Inc.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended September 30, 2007

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K (Date of Report: March 31, 2007) filed with the Securities and Exchange Commission on June 29, 2007.]

3.2	Amended and Restated By-Laws. [Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]

4.1	Purchase Agreement, dated July 25, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P., [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007.]

4.2	Purchase Agreement, dated May 24, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.3	Purchase Agreement, dated March 29, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.4	Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC.[Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.5	Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.6	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

Exhibit Number	Description

4.7	Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.8	Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A, (Date of Report: April 9, 2007), filed with the Securities and Exchange Commission on April 13, 2007.]

4.9	Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.10	Amendment No. 5 to the Amended and Restated Registration Rights Agreement, dated July 25, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007]

4.11	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

4.12	Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.13	Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q, (Date of Report: December 31, 2005), filed with the Securities and Exchange Commission on February 14, 2006.]

4.14	Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.15	Form of the Series A-8 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007.]

Exhibit Number	Description

4.16	Form of the Series A-7 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.17	Form of the Series A-6 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.18	Form of the Series A-5 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.19	Form of the Series A-4 Warrant Certificate [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.20	Form of the Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.21	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

4.22	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

4.23	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on December 5, 2004.]

4.24	Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on October 5, 2004.]

4.25	Warrant Certificate issued to National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.26	Warrant Certificate issued to National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

4.27	Series A-5 Voting Agreement [Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.28	Columbia Voting Agreement [Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (Date of Report: November 4, 2005), filed with the Securities and Exchange Commission on November 4, 2005.]

Exhibit Number	Description

10.1	Credit Facilities Agreement, dated August 21, 2007, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, GE Commercial Distribution Finance Corporation (“CDF”), as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, CDF and the other lenders listed thereon as Lenders [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.2	Amendment No.1 dated as of August 21, 2007, to the Credit Facilities Agreement, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, CDF, as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, CDF and the other lenders listed thereon as Lenders

10.3	Subordination Agreement, dated as of August 21, 2007, by and among GE Commercial Distribution Finance Corporation and National Electrical Benefit Fund, and Columbia Partners, L.L.C. Investment Management [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.4	Amendment No.2 dated August 21, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.5	Amendment No.1 dated July 31, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2007) filed with the Securities and Exchange Commission on August 13, 2007.]

10.6	Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender [Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

10.7	Termination, Release and Indemnification Agreement, dated as of August 21, 2007 by and among MTM Technologies, Inc., all of MTM’s subsidiaries from time to time party thereto, the financial institutions from time to time party thereto as lenders and the CIT Group/Business Credit, Inc. [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.8	Acknowledgment of Payment and Termination Agreement, dated August 21, 2007, by and between Textron Financial Corporation and GE Commercial Distribution Finance and acknowledged by MTM Technologies, Inc., MTM Technologies (Massachusetts) LLC, MTM Technologies (US), Inc. and Info Systems, Inc. [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

31.1	—Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer.

31.2	—Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III.

Exhibit Number	Description

32.1	—Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer.

32.2	—Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III.

99.1	—Press release dated November 13, 2007.