Form 10-Q
period 2007-12-31
MTM Technologies, Inc.
filed 2008-02-14
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________.

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

Yes [     ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 13,331,006 shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 8, 2008.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended December 31, 2007

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets
As of December 31, 2007 (Unaudited) and March 31, 2007		1
Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended December 31, 2007 and 2006 (Unaudited)		2
Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended December 31, 2007 and 2006 (Unaudited)		3
Notes to Condensed Consolidated Financial Statements (Unaudited)		4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits	28
Signatures
Index to Exhibits

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	March 31,
	2007	2007
	(Unaudited)
A S S E T S
Current assets:
Cash	$2,655	$4,439
Accounts receivable-trade, net of allowance of $1,091 and $1,552, respectively	44,549	46,543
Inventories	582	2,210
Prepaid expenses and other current assets	6,353	5,389
Total current assets	54,139	58,581
Property and equipment, net	12,230	16,005
Goodwill	69,960	69,987
Identified intangible assets, net of amortization	2,040	3,809
Other assets	1,237	1,079
Total assets	$139,606	$149,461

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Current liabilities:
Secured revolving credit facilities	$12,306	$10,692
Inventory financing agreements	15,179	11,358
Accounts payable	17,216	30,737
Accrued expenses	5,819	11,207
Deferred revenue	5,833	6,477
Current portion of capital lease obligations	451	548
Total current liabilities	56,804	71,019
Secured promissory note	23,443	23,507
Non-current portion of capital lease obligations	125	425
Other long-term liabilities	6,747	5,191
Total liabilities	87,119	100,142

Shareholders’ equity:
Series A preferred stock, $.001 par value; 39,300,000 and 33,500,000 shares authorized; issued and outstanding 29,569,259 and 22,645,766 shares at
December 31, 2007 and March 31, 2007, respectively	66,515	54,307
Common stock, $.001 par value; 150,000,000 and 80,000,000 shares authorized; issued and outstanding 13,305,544 and 11,920,919 shares,
respectively	13	12
Additional paid-in capital	54,913	54,315
Accumulated deficit	(68,954)	(59,315)
Total shareholders’ equity	52,487	49,319
Total liabilities and shareholders’ equity	$139,606	$149,461

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net revenues:
Products	$40,873	$52,442	$134,512	$160,851
Services	18,348	17,313	54,028	51,859
Total net revenues	59,221	69,755	188,540	212,710
Costs and expenses:
Cost of products sold	33,928	44,068	113,462	136,917
Cost of services provided	11,003	10,966	32,182	32,655
Selling, general and administrative expenses	14,965	17,445	47,649	55,196
Restructuring	-	-	-	4,539
Total costs and expenses	59,896	72,479	193,293	229,307

Operating loss	(675)	(2,724)	(4,753)	(16,597)
Other income (expense):
Interest expense, net of interest income	(1,486)	(1,259)	(4,589)	(3,833)
Other income (expenses)	-	(335)	139	(400)

Loss before income tax provision	(2,161)	(4,318)	(9,203)	(20,830)
Provision for income taxes	237	236	436	774

Net loss	$(2,398)	$(4,554)	$(9,639)	$(21,604)
Preferred stock dividend	1,172	915	3,336	2,238
Net loss available to common shareholders	$(3,570)	$(5,469)	$(12,975)	$(23,842)
Net loss per common share:
Basic and Diluted	$(0.27)	$(0.46)	$(1.00)	$(2.04)

Weighted average number of common shares
outstanding:
Basic and Diluted	13,296	11,831	12,917	11,689

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Nine Months Ended
	December 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(9,639)	$(21,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	42	193
Depreciation	5,583	4,772
Amortization of intangibles	1,769	2,074
Provision for deferred income taxes	200	-
Amortization of debt discount	412	420
Non-cash interest on secured subordinated promissory note	2,174	1,715
Amortization of debt issuance costs	561	400
Stock-based compensation	911	1,380
Non-cash restructuring costs	-	450
Changes in operating assets and liabilities net of effect of acquisitions:
(Increase) decrease in assets:
Accounts receivable	1,522	(3,144)
Inventories	1,628	2,769
Prepaid expenses and other current assets	(1,525)	(1,602)
Other assets	(158)	(106)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(17,091)	4,590
Deferred revenue	(644)	338
Net cash used in operating activities	(14,255)	(7,355)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(520)
Additions to property and equipment	(1,808)	(5,554)
Net cash used in investing activities	(1,808)	(6,074)

FINANCING ACTIVITIES:
Borrowing (repayment) on secured revolving credit facility	1,614	(4,537)
Borrowings on inventory financing	3,821	5,711
Proceeds from issuance of preferred stock, net	9,182	-
Common stock issued from stock options exercised	2	387
Common stock issued under associate stock purchase plan	57	135
Principal payments on promissory note	-	(333)
Principal payments on capital lease obligations	(397)	(438)
Net cash provided by financing activities	14,279	925

NET DECREASE IN CASH	(1,784)	(12,504)
CASH AT BEGINNING OF PERIOD	4,439	18,154
CASH AT END OF PERIOD	$2,655	$5,650

Supplemental disclosure of non-cash financing activities:
Series A Preferred Stock dividend accrued	$531	$423
Warrants issued in connection with secured promissory note	$476	$-
Supplemental disclosure of non-cash investing activities:
Common stock issued in acquisition	$-	$232
Non-cash adjustments to goodwill	$27	$2,333
Common stock issued to settle contingent consideration relative to acquisition	$1,358	$-
Liability incurred to settle contingent consideration relative to acquisition	$-	$1,385
Common stock issued for promissory note payment	$-	$333

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

The accompanying unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and accruals, consisting of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company as of December 31, 2007, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the Company’s entire fiscal year ending March 31, 2008.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The application of FIN 48 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of cash flows during the nine months ended December 31, 2007.

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

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 35.8 million and 21.5 million common shares as of December 31, 2007 and 2006, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the periods presented herein since the effect of such securities would be anti-dilutive.

NOTE 3. CREDIT FACILITIES

On August 21, 2007, the Company entered into a secured Credit Facilities Agreement (the “Credit Facilities Agreement”) with GE Commercial Distribution Finance Corporation (“CDF”) as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement and the signature pages thereto as “Lenders”, providing a combined maximum availability of up to $34 million.

The Credit Facilities Agreement refinances the Company’s prior senior lender facilities and is secured by a first priority lien on and security interest in substantially all of the present and future assets of the Company, including the issued and outstanding stock of the Company (other than MTM Technologies), except for permitted encumbrances (the “Collateral”). Credit and advances to the Company pursuant to the Credit Facilities Agreement will be used to fund working capital and floor-planning needs, and for general corporate purposes. The initial advances were used to prepay all outstanding obligations of the Company under the Company’s existing revolving credit facility with CIT Group/Business Credit, Inc., as agent (“CIT”) and floor planning facility with Textron Financial Corporation (“Textron”), which facilities were terminated upon such prepayments in accordance with separate termination agreements, each dated August 21, 2007, which the Company entered into with CIT with respect to the CIT facility and Textron with respect to the Textron facility. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Credit Facilities Agreement.

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

The Floorplan Loan Facility under the Credit Facilities Agreement is not a commitment to lend or advance funds but is a discretionary facility, for up to $14 million, unless terminated by the Company or the Lenders, which allows the Company to finance inventory purchases from vendors as may be approved by the Administrative Agent, on an up to 45-day interest-free basis in many cases. Interest accrues after expiration of any applicable interest free period at a rate to be determined under each Transaction Statement, and not to exceed a maximum rate of 16% per annum in the event the Company objects to the terms under any Transaction Statement. Generally, the Company would receive at least 60 days advance notice of a termination of the Floorplan Facility, during which period the Company would continue to be able to finance inventory purchases under the facility.

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement.

The Credit Facilities Agreement will also give the Company access to further potential purchase order financing through CDF’s own “Star” (Short Term Accounts Receivable) program.

The Credit Facilities Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on December 31, 2007 of $1,760,000, on March 31, 2008 of $1,840,000 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; restriction on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Upon an event of default, the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

The Company will pay (i) on a monthly basis, an Unused Revolving Fee of 15 basis points on the difference between $20 million and the outstanding daily balance of the Revolving Loans (unless the Aggregate Revolving Loan, Swingline Loan and Letter of Credit Exposure is greater than 67% of $20 million), (ii) on an annual basis, an Annual Facility Fee of 20 basis points of the then-Aggregate Revolving Loan Commitment, (iii) letter of credit fees for each letter of credit issued pursuant to the Letter of Credit Facility of 3% per annum of the undrawn amount of such letter of credit plus a fronting fee of 0.125% of the face amount of each letter of credit, (iv) a closing fee to the Administrative Agent on the Credit Facilities Agreement, and (v) an annual management fee to the Administrative Agent.

The Company entered into a First Amendment to the Credit Facilities Agreement with CDF, effective August 21, 2007, which provided that as to inventory acquired by the Company other than pursuant to the Floorplan Loan Facility, there will be a maximum invoice amount of $1.5 million at any time against which the Company may seek financing under the Credit Facilities Agreement and for certain modifications to the definitions regarding certain covenant calculations and floor plan inventory value to reflect the intent of the parties when they entered in the Credit Facilities Agreement.

In September 2007, the Company entered into a side letter with CDF which provided for a temporary increase of the Aggregate Floorplan Loan Facility under the Credit Facilities Agreement, from $14 million to $20 million, until December 12, 2007. The temporary increase expired automatically on December 12, 2007 at which time the Company entered into another side letter with CDF which provided for (i) a temporary increase in the Total Aggregate Facility Limit from $34 million to $40 million under the Credit Facilities Agreement, and (ii) subject to clause (i), a temporary increase of the Aggregate Floorplan Loan Facility from $14 million to $25 million, each of such temporary increases shall be available from December 12, 2007 until March 13, 2008. The foregoing temporary increases shall automatically expire on March 13, 2008 and upon expiration no new Approvals will be issued and no new Floorplan Loans will be made until any and all obligations due to CDF under the Aggregate Floorplan Loan Facility which are in excess of $14 million are repaid in full. The temporary increases do not increase the Aggregate Revolving Loan Commitment, nor do they alter, in any respect the discretionary nature of the Aggregate Floorplan Loan Facility.

As of December 31, 2007, the Company was in compliance with all covenants prescribed under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement net of the $1.5 million cash reserve amounted to approximately $2.1 million at December 31, 2007.

NOTE 4. LONG-TERM DEBT-SECURED PROMISSORY NOTE

On November 23, 2005, the Company entered into a secured credit agreement (the “CP/NEBF Credit Agreement”) with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and National Electric Benefit Fund (NEBF”), as Lender (the “Lender”), as amended by Amendment No. 1 on July 31, 2007, whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”).

As an inducement to CP Investment Management and NEBF (collectively, the “Junior Creditor”) to enter into a Subordination Agreement dated as of August 21, 2007 (the “Subordination Agreement”) with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the Company entered into Amendment No. 2 to the CP/NEBF Credit Agreement. Pursuant to Amendment No. 2, the CP/NEBF Credit Agreement was extended until November 23, 2010. Mandatory principal prepayments are also due upon the occurrence of a Liquidity Event or Partial Liquidity Event, generally involving a Change of Control or the issuance by the Company of securities, the proceeds of which exceed $25,000,000. The amount outstanding on the Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was reduced from 2% to 1% per annum through the first anniversary of the Second Amendment Date, and then will increase back to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11% per annum from the Closing Date through and including July 31, 2007, the First Amendment Date. For the period from August 1, 2007 through and including August 21, 2007, the Second Amendment Date, the amount required will provide the Lender with an internal rate of return during such time period of 13.5% per annum. At all times thereafter, until the date on which all Obligations have been paid in full, the amount required will provide the Lender with an internal rate of return during such time period of 15% per annum, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At December 31, 2007, $5.1 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $5.0 million is accrued and is payable at maturity.

Required financial covenants were also modified to coincide substantially with those under the Credit Facilities Agreement. Amendment No. 2 to the CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on December 31, 2007 of $1,584,000, on March 31, 2008 of $1,656,000 and for each quarter thereafter to June 30, 2009, $1,800,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,350,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.08 to 1.00 as of the last day of each fiscal month. Subject to the terms of the Subordination Agreement, upon an event of default, the lenders under the CP/NEFB Credit Agreement may terminate such Credit Agreement and/or declare all amounts outstanding immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the CP/NEFB Credit Agreement, as amended. Terms not otherwise defined in this discussion have the meaning ascribed to them in the CP/NEFB Credit Agreement, as amended or in the Subordination Agreement. As of December 31, 2007, the Company was in compliance with all covenants prescribed under the CP/NEFB Credit Agreement.

Pursuant to the Subordination Agreement, the Junior Creditor is entitled to receive (a) fee payments due at closing of Amendment No. 2, (b) regularly scheduled cash interest payments as and when due, and (c) mandatory principal prepayments due upon the occurrence of a Liquidity Event or Partial Liquidity Event, subject to prior notice thereof to the senior lenders and the failure by the senior lenders to issue a blockage notice. Notwithstanding the foregoing, payments described in (b) and (c) above may not be received by the Junior Creditor during any payment blockage period following a payment default or a non-payment default under the Senior Loan Documents. Blockage periods for non-payment defaults may not exceed 180 days in any year. Under the Subordination Agreement, the Junior Creditor also agrees not to exercise remedies under the CP/NEFB Credit Agreement until the earliest of the date that is 10 days following the date on which the senior lenders accelerate the senior debt, the date of commencement of a bankruptcy case against any Company or, in the case of acceleration payments under the CP/NEFB Credit

Agreement, 120 days and in the case of other remedies, 180 days after notice of default from the Lenders to the senior lenders. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Subordination Agreement. The Company paid a one-time modification fee of $250,000, which was advanced under the Credit Facilities Agreement, and issued a second Warrant to the NEBF for the right to purchase up to the maximum number of 700,000 shares of the Common Stock of MTM Technologies at a price per share of $1.17 per share.

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

NOTE 5. RESTRUCTURING AND OTHER CHARGES

During fiscal 2007, the Company implemented a cost reduction plan (the “2007 Restructuring Plan”) designed to improve operating income through reductions of selling, general and administrative expenses and enhancements in gross margin. The 2007 Restructuring Plan was approved by senior management and included significant headcount reductions associated with the final stages of integrating the acquired companies, facility consolidations, as well as other cost reductions. As part of the 2007 Restructuring Plan, the Company also restructured and consolidated other job functions within all regions. This plan resulted in restructuring charges for the year ended March 31, 2007 totaling $6.0 million; $3.1 million primarily related to a reduction in force of senior and middle management, another $1.4 million related to employee terminations, a charge of $0.8 million related to the closure and underutilization of certain facilities and the remaining $0.7 million was for the write-off of other non-cash items. The Company substantially completed the 2007 Restructuring Plan in fiscal 2007; however future cash outlays related to employee termination benefits are expected to be paid by March 31, 2008 and payment of the facility costs will continue until June 2011.

The payment activities and adjustments in fiscal 2008 and the remaining liability at December 31, 2007 related to the 2007 Restructuring Plan are summarized in the table below.

	Outstanding			Non-	Remaining
	Liability at			cash	Liability at
(in thousands)	March 31,	Costs	Amounts	Adjust-	December 31,
	2007	Incurred	Paid	ments	2007
Employee termination benefits	$1,895	$-	$(1,429)	$-	$466
Facility costs	614	-	(286)	-	328
Other costs	299	-	-	-	299
Total	$2,808	$-	$(1,715)	$-	$1,093

Additionally, results for the nine months ended December 31, 2006 include $2.0 million of non-recurring charges. During the quarter ended December 31, 2006 the Company recognized $0.6 million in integration costs for plan implementation and personnel redundancy costs. This amount is included in selling, general and administrative expenses (“S,G&A”). The balance of $1.4 million of other one-time charges incurred in the quarter ended September 30, 2006 and consisted of $0.5 million of charges recorded in cost of products sold for a write-off of obsolete inventory obtained as part of prior business acquisitions and $0.9 million of charges to S,G&A.

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

Total stock-based compensation cost recognized in the condensed consolidated statement of operations for the three and nine months ended December 31, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Stock-based compensation expense
by type of award:
Stock options	$261	$384	$805	$1,123
Restricted stock units	30	79	106	257
Total stock-based compensation	291	463	911	1,380
Tax effect on stock-based compensation	-	-	-	-
Net effect of stock-based compensation
on net(loss)	$291	$463	$911	$1,380

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

For SFAS No. 123(R) purposes, the fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2007		2006	2007		2006
Expected term	5	years	(a)	4.2	years	5	years
Expected stock price volatility	72%		(a)	72%		77%
Risk-free interest rate	3.9%		(a)	4.3%		4.9%
Expected dividend yield	0%		(a)	0%		0%
Weighted-average grant-date fair value of
options granted	$0.45		(a)	0.54		$1.68

(a) There were no stock options granted during the three months ended December 31, 2006.

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

We have adopted the following stock plans:

  a 1993 Employee Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of December 31, 2007, 26,666 shares have been issued upon exercise of options and 70,000 shares are subject to outstanding options;

  a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of December 31, 2007, 79,600 shares have been issued upon exercise of options and 12,000 shares are subject to outstanding options;

  a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of December 31, 2007, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

  a 2000 Long-Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of December 31, 2007, 89,800 shares have been issued upon the exercise of options and 180,000 shares are subject to outstanding awards;

  a 2002 Long-Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of December 31, 2007, 15,000 shares have been issued upon the exercise of options and 60,000 shares are subject to outstanding awards; and

  a 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the award of an aggregate of 6,000,000 shares of our common stock, of which, as of December 31, 2007, 354,900 shares have been issued upon the exercise of options and vested RSUs and 3,236,993 shares are subject to outstanding awards.

The 1993 Employee Stock Option Plan and the 1996 Stock Option Plan have expired. Accordingly, we can no longer grant new options under such plans. The Company has chosen, with the approval of the Board of Directors, not to grant future options from the 1998, 2000 and 2002 Plans. Under the terms of the 2004 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years) and generally expire ten years from the date of grant. At December 31, 2007, we had outstanding options and RSUs to purchase approximately 3.6 million shares of common stock and approximately 2.3 million shares of common stock are available for future awards. On June 6, 2007, the Compensation Committee of the Board of Directors approved an increase in the number of shares available for issuance under the 2004 Plan from 4,000,000 to 4,350,000 shares. On November 20, 2007 the shareholders approved an increase in the number of shares available for issuance under the 2004 Plan from 4,000,000 to 6,000,000 shares which included the 350,000 shares noted above.

A summary of stock option activity under these plans as of December 31, 2007 and changes during the nine months then ended is presented below:

			(In the
			money	Weighted-
			options)	Average
		Weighted-	Aggregate	Remaining
(in thousands, except exercise price)	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
Outstanding at April 1, 2007	3,146	$2.95
Granted	1,023
Canceled/Expired	(804)
Exercised	(2)
Outstanding at December 31, 2007	3,363	$2.29	$-	7.0 years
Exercisable at December 31, 2007	1,859	$2.70	$-	5.5 years
Expected to vest after December 31, 2007	1,367	$1.72	$-	9.0 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all in the money options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The unrecognized stock-based compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 31, 2007 was approximately $1.6 million and is expected to be recognized over a weighted average period of 2.4 years. Approximately 0.1 million shares outstanding as of December 31, 2007 are not expected to vest.

The 2004 Plan allows for the issuance of RSUs which typically vest over four years. A summary of the status of RSUs nonvested shares as of December 31, 2007 and changes during the nine months then ended is presented below:

		Weighted-Average
(in thousands, except fair value price)	Number of	Grant-Date
	Shares	Fair Value
Nonvested at April 1, 2007	405	$1.96
Granted	44
Vested	(47)
Forfeited	(119)
Nonvested at December 31, 2007	283	$1.74

As of December 31, 2007 there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the nine months ended December 31, 2007 was $ 0.1 million.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Stock

On November 20, 2007, the shareholders approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of preferred stock from 40,000,000 shares to 48,000,000 shares, par value $.001 per share and to designate such additional 8,000,000 shares of preferred stock as “blank check” preferred stock thereby increasing the number of shares of “blank check” preferred stock from 700,000 shares to 8,700,000 shares, par value $.001 per share. As of December 31, 2007, there were approximately 29,600,000 million shares of Series A Preferred Stock issued.

Series A Preferred Stock

“Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot”, “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to the BSC Employee Fund VI, L.P., “CVC” refers to the CVC II Partners, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation”, and together with Pequot, (the “Investors”).

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

On April 9, 2007, Pequot exercised its option to purchase additional shares under the A-6 Purchase Agreement and the Company issued and sold to Pequot 517,526 shares of Series A-6 Preferred Stock and Series A-6 Warrants to purchase 155,258 shares of the Company’s common stock for an aggregate purchase price of $0.8 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $0.7 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.1 million for the fair value of the warrants. The value attributed to the Series A-6 warrants was determined by utilizing Black-Scholes.

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. Until May 21, 2008 dividends may, at the option of the Company, be paid in cash or in shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. During fiscal 2008 the Company paid $4.2 million in preferred dividends for the period November 21, 2006 to November 21, 2007 in the form of 1,492,410 shares of Series A Preferred Stock. The Series A purchase prices ranged from $1.199 to $4.708. For the nine months ended December 31, 2007, the Company has accrued and charged to equity $3.3 million in preferred dividends. At December 31, 2007 $0.5 million was accrued in preferred dividends for the period beginning November 21, 2007. The Series A-1 to A-8 purchase prices accrued range from $1.199 to $4.708. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

On May 24, 2007, the Company entered into a purchase agreement (the “A-7 Purchase Agreement”) with the Investors to sell to the Investors up to an aggregate of $5.0 million of Series A-7 Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 24, 2007, the Company issued and sold to Pequot 3,753,127 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 1,125,939 shares of the Company’s common stock for an aggregate purchase price of $4.5 million. At the same time, the Company also granted an option to Constellation to purchase up to 417,015 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 125,105 shares of the Company’s common stock. On May 30, 2007 Constellation exercised its rights under the foregoing options and the Company issued and sold to Constellation 417,015 shares of Series A-7 Preferred Stock and 125,105 Series A-7 Warrants for an aggregate purchase price of $0.5 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $4.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.6 million for the fair value of the warrants. The value attributed to the Series A-7 warrants was determined by utilizing Black-Scholes.

On July 25, 2007, the Company entered into the A-8 Purchase Agreement with Pequot, whereby the Company issued and sold to Pequot 743,415 shares of Series A-8 Convertible Preferred Stock and Series A-8 Warrants to purchase up to 892,098 shares of the Company’s common stock for an aggregate purchase price of $3.5 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. Each share of Series A-8 Convertible Preferred Stock is convertible for four shares of the Company’s common stock at a conversion price equal to $1.1770 per share (subject to adjustment). During the second quarter of fiscal 2008 the Company allocated and recorded $3.0 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.5 million for the fair value of the warrants. The value attributed to the Series A-8 warrants was determined by utilizing Black-Scholes.

The following table sets forth the Series A Preferred Stock and associated warrants issued to the Investors under the various purchase agreements, including in-kind dividends paid.

	No. of Shares
	(in thousands)	Purchase Price
Series A-1 Convertible Preferred Stock	3,558	$2.15
Series A-2 Convertible Preferred Stock	2,185	$2.75
Series A-3 Convertible Preferred Stock	4,203	$3.25
Series A-4 Convertible Preferred Stock	8,573	$3.25
Series A-5 Convertible Preferred Stock	3,362	$3.25
Series A-6 Convertible Preferred Stock	2,636	$1.485
Series A-7 Convertible Preferred Stock	4,294	$1.199
Series A-8 Convertible Preferred Stock	758	$4.708
	29,569

	No. of Warrants
	(in thousands)	Exercise Price
Series A-1 Common Stock Warrants	500	$2.46
Series A-2 Common Stock Warrants	400	$3.44
Series A-3, A-4 and A-5 Common Stock Warrants	2,758	$4.06
Series A-6 Common Stock Warrants	765	$1.63
Series A-7 Common Stock Warrants	1,251	$1.3189
Series A-8 Common Stock Warrants	892	$1.2947
	6,566

In the event of any liquidation of the Company the holders of the Series A Preferred Stock shall be entitled to be paid in preference to any distribution to holders of common stock, in an amount per share equal to the sum of the applicable Series A Purchased Shares Purchase Price plus any accrued but unpaid dividends on the Series A Preferred Stock.

NOTE 8. CONTINGENCIES

Litigation

From time to time, in the normal course of business, various claims are made against the Company. Except for the proceeding described below, there are no material proceedings to which the Company is a party.

On December 4, 2007 a lawsuit styled Amanda Mhanna v. MTM Technologies, Inc, et al., was filed in the Superior Court of the State of California. The plaintiff, a former Company employee, alleges discrimination, harassment, retaliation and other causes of action against the defendants. The plaintiff seeks an unstated amount of compensatory and punitive damages, attorney’s fee’s, and costs. On January 28, 2008, the Company served an answer to the complaint denying the allegations and asserting affirmative defenses.

While management believes that the Company has meritorious defenses in the foregoing pending matter and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of this matter is uncertain and could be adverse to the Company. Depending on the amount and timing of an unfavorable resolution of the contingencies, it is possible that the Company’s financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

As permitted under New York law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2007.

NOTE 9. ACQUISITIONS

On December 1, 2005, the Company acquired all of the outstanding stock of Nexl, Inc. (“Nexl”). The Nexl purchase agreement provided for a potential additional purchase price payment (the “Earnout”). During the third quarter of fiscal 2007 the Company recognized the full Earnout consisting of $1.0 million payable in cash and 250,000 shares of MTM stock valued at $1.54 per share or $385,000, both of which were included in goodwill and in accrued expenses at the end of the period. In the fourth quarter of fiscal 2007 the Company and the shareholders of Nexl agreed to adjust the form of the cash payment of the Earnout to reflect $1.0 million payable in shares of MTM common stock with a FMV determined using the 10 day trailing closing price of the common stock immediately preceding signing of a definite agreement. The agreement was signed on May 24, 2007 and the $1.0 million in shares of MTM common stock was valued at $0.95 per share for a total of 1,052,632 shares. On May 31, 2007 the Company issued 1,276,579 shares of common stock in satisfaction of the Earnout. On November 9, 2007 the Company cancelled the unissued shares and adjusted goodwill for $27,000 upon satisfaction of the Earnout.

NOTE 10. SEGMENT INFORMATION

The Company currently operates only within the United States. Substantially all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold; the type and class of clients for products and services; the methods used to deliver products and services and regulatory environments.

NOTE 11. SUBSEQUENT EVENTS

In our continuing effort to actively manage our expenses the Company has eliminated certain positions and further streamlined operations. On February 6, 2008, the Company notified approximately 42 of its employees that their employment would be terminated immediately. The Company’s preliminary estimate is that the total costs to be incurred in connection with these terminations are approximately $0.4 million. This amount includes severance-related costs of approximately $0.3 million. The Company expects to record and payout $0.4 million for the costs described above in the quarter ending March 31, 2008.

Effective as of February 4, 2008, the Company entered into a Second Amendment to the Credit Facilities Agreement with CDF, which has given the Company additional flexibility whereby the Company is allowed to borrow against certain other receivables.

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

Introductory Comment—Terminology

Throughout this Form 10-Q, the terms “we”, “us”, “our” and “our company” refers to MTM Technologies, Inc. (“MTM”) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

“Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot”, “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to The BSC Employee Fund VI, L.P., “CVC” refers to the CVC II Partners, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation”, and together with Pequot, the “Investors”.

Introductory Comment—Forward-Looking Statements

Statements contained in this Form 10-Q include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Form 10-Q generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “should”, “project”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, “potential”, “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

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

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other filings with the SEC including the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2007. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview of Our Business

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

As of December 31, 2007 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. Currently we are not actively seeking acquisition candidates, but we believe that growth through acquisitions will continue to be an important component of our long term strategy.

During fiscal 2007 the Company focused on integrating the operations of the acquired companies, centralizing operations and restructuring its organization in an effort to provide our customers with a national strategy and to improve our earnings and cash flow. During fiscal 2008 we have remained steadfast in our commitment to cut costs and to focus on profitable revenue growth and continued improvements in margin; building on efficiencies in our existing resources. We expect to see improvement in revenue growth as we focus on unified communications, access, and virtualization markets. The first nine months of fiscal 2008 have resulted in a return to positive EBITDA for each of the respective quarters. In August 2007, the Company successfully refinanced its working capital lines of credit with a $34 million credit facility with GE Commercial Distribution Finance (“CDF”) which provided the Company with additional capital and increased purchasing flexibility. Our business requires significant levels of working capital to fund future revenue growth and current operations. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. We are focused on looking at avenues to secure additional open lines of credit with vendors as well as working with CDF to loosen borrowing restrictions and reserves. We continue to drive collection of accounts receivable and are actively managing our expenses to achieve greater economies of scale. All of which we believe will serve to improve our working capital position and purchasing ability.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K. There have been no material changes to these policies during the first nine months of fiscal 2008.

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues, unless otherwise noted:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net revenues:
Products	69.0%	75.2%	71.3%	75.6%
Services	31.0%	24.8%	28.7%	24.4%
Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit – products (a)	17.0%	16.0%	15.6%	14.9%
Gross Profit – services (a)	40.0%	36.7%	40.4%	37.0%
Gross Profit – total	24.1%	21.1%	22.8%	20.3%
Selling, general and administrative
expenses	25.3%	25.0%	25.3%	25.9%
Restructuring	0.0%	0.0%	0.0%	2.1%
Operating loss	(1.1%)	(3.9%)	(2.5%)	(7.8%)
Interest expense	2.5%	1.8%	2.4%	1.8%
Net loss	(4.0%)	(6.5%)	(5.1%)	(10.2%)

(a)	Expressed as a percentage of the applicable product or service revenue.

Three and Nine Months Ended December 31, 2007, as Compared to the Three and Nine Months Ended December 31, 2006

Net Revenue

Net revenues for the three months ended December 31, 2007 decreased $10.5 million, or 15.1% from the comparable prior year period, to $59.2 million. For the nine months ended December 31, 2007 net revenues decreased $24.2 million, or 11.4%, to $188.5 million. The decrease in net revenues for the three and nine months ended December 31, 2007 was primarily due to a decrease in product revenue of $11.6 million and $26.3 million respectively. The decrease in product revenue was partially attributable to the Company’s strategy of not pursuing non-strategic, product sales. For the three months ended December 31, 2007 the Company experienced some slow down in product sales to customers, the result of external economic factors. Overall the decrease in product revenue for the nine months ended December 31, 2007 has been impacted by the Company’s shift in business practice to focus on more profitable arrangements, and the mix and volume of the type of deals the Company is currently closing versus that in prior periods. The decrease in product revenue has directly impacted the volume of services revenue by limiting the Company in offering add-on services to new customers. Service revenue for the three months ended December 31, 2007 remained solid, increasing $1.0 million over the prior year period and $2.2 million for the first nine months of fiscal 2008, as compared to the same period in the prior year. The improvement in service revenue is a direct result of the Company’s efforts to deploy billable resources more effectively across markets and customers.

Gross Profit

Gross profit for the three months ended December 31, 2007 decreased $0.4 million, or 2.9% from the comparable prior year period, to $14.3 million. Product gross margin was 17% for the quarter ended December 31, 2007 and 16% for the quarter ended December 31, 2006. Service gross margin was 40% for the quarter ended December 31, 2007 and 36.7% for the quarter ended December 31, 2006. As noted above, while product revenue decreased $11.6 million in the quarter over the prior year period, the resulting decrease in product gross margins for the period was only $1.4 million. The Company’s shift in business practice to focus on more profitable arrangements pushed product profit margins 1% higher compared with the prior year period. The increase in service gross margin contribution was the result of our national services infrastructure investment in the prior fiscal year which has enabled us to better manage our people and our resources. For the nine months ended December 31, 2007 gross profit decreased $0.2 million, or 0.6% from the comparable prior year period, to $42.9 million. Product gross margin for the nine months ended December 31, 2007 was 15.6% in the period as compared with 14.9% for the nine months ended December 31, 2006. Service gross margin was 40.4% for the nine months ended December 31, 2007 as compared with 37% for the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses (“S,G&A”) for the three months ended December 31, 2007 decreased by $2.5 million, or 14.2% from the comparable prior year period, to $15 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue was flat in the periods at about 21%. The decrease in net S,G&A of $2.2 million for the quarter ended December 31, 2007 includes a non-recurring charge of $0.6 million in the prior year related to integration costs and personnel redundancy costs. The balance of the decrease was due primarily to a reduction in personnel costs over the prior year, the result of the Company’s 2007 Restructuring Plan, coupled with lower selling expenses as a result of the decrease in revenue in the current period. For the nine months ended December 31, 2007 S,G&A decreased by $7.5 million, or 13.7%, to $47.6 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue was 20.9% compared with 22.1% for the comparable prior year nine months. The decrease in net S,G&A of $7.6 million for the nine months ended December 31, 2007 includes a non-recurring charge of $1.3 million in the prior year related to integration and personnel costs. The balance of the decrease was due primarily to a reduction in personnel costs, the result of the Company’s 2007 Restructuring Plan, a reduction in operating expenses over the corresponding prior year period as a result of cost saving programs, and lower selling expenses as a result of the decrease in revenue in the nine months ended December 31, 2007 as compared to the prior year period. Depreciation in the nine months ended December 31, 2007 increased $0.8 million related to the Company’s investments in capital assets. This increase was offset almost entirely by the impact of forfeitures of unvested options from employee terminations and fully amortized intangible assets.

Restructuring

Results for the nine months ended December 31, 2006 include a restructuring charge of $4.5 million incurred during the first half of fiscal 2007 primarily related to a reduction in workforce of $3.0 million in accordance with the Company’s 2007 Restructuring Plan, a charge for unused or underutilized facility costs of $0.8 million, and other related restructuring charges of $0.7 million. There were no comparable charges for the third quarter ended December 31, 2006 or in fiscal 2008. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of these cost savings initiatives.

EBITDA

Earnings before interest, taxes, depreciation, amortization, stock-based compensation cost and other (income) expense (“EBITDA”) amounted to $1.8 million for the quarter ended December 31, 2007, as compared to $0.1 million in the comparable fiscal 2007 quarter. EBITDA for the nine months ended December 31, 2007 amounted to $3.5 million as compared to negative $8.4 million for the nine months ended December 31, 2006. EBITDA for fiscal 2007 includes $4.5 million of restructuring costs for the nine months ended December 31, 2006, which are not expenses in the current periods. The improvement in EBITDA for three and nine months ended December 31, 2007 was primarily the result of a reduction in personnel costs and operating expenses in S,G&A over the corresponding prior year periods as a result of cost saving programs and restructuring activities initiated in the prior fiscal year as well as lower selling expenses as a result of the decrease in revenue in the current periods.

The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
EBITDA	$1,800	$51	$3,510	$(8,371)
Depreciation and amortization	2,184	2,312	7,352	6,846
Interest expense	1,486	1,259	4,589	3,833
Stock-based compensation cost	291	463	911	1,380
Other (income) expense	-	335	(139)	400
Income taxes	237	236	436	774
Net loss	$(2,398)	$(4,554)	$(9,639)	$(21,604)

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

Interest Expense, net

Interest expense, net was $1.5 million for the quarter ended December 31, 2007 compared to $1.3 million for the quarter ended December 31, 2006. The increase in interest expense in the quarter is primarily due to higher interest rates imposed on the secured promissory note as a result of the amendments entered into during the second quarter of fiscal 2008. The current internal rate of return is 15% for the quarter ended December 31, 2007 compared with 11% for the comparable prior year period. This increase was partially offset by a decrease in interest expense as a result of lower financing costs associated with the refinancing in the second quarter of fiscal 2008 of the Company’s working capital lines of credit with CIT Group/Business Credit Inc. (“CIT”) and Textron Financial Corporation (“Textron”).

Interest expense, net for the nine months ended December 31, 2007 increased $0.8 million, to $4.6 million compared to $3.8 million for the comparable prior year period. The increase in interest expense for the nine months ended December 31, 2007 include the impact of the items noted above during the period as well as a non-cash charge of approximately $0.3 million in the second quarter of fiscal 2008 related to the writeoff of the remaining debt issuance costs for CIT as a result of the refinancing of the working capital lines of credit with CDF.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	December 31,	March 31,
(in thousands)	2007	2007

Cash	$2,655	$4,439
Working capital (deficit)	$(2,665)	$(12,438)
Current ratio	.95:1	.82:1
Secured financing facilities	$27,485	$22,050
Secured promissory note	$23,443	$23,507

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our primary source of day-to-day working capital is from our secured credit facilities agreement with CDF and vendor lines of credit. For the nine months ended December 31, 2007 cash decreased $1.8 million to $2.6 million compared with $4.4 million at March 31, 2007. Working capital at December 31, 2007 was a deficit of $2.7 million as compared to a working capital deficit of $12.4 million at March 31, 2007. Included in current liabilities at December 31, 2007 are obligations of $27.5 million relating to the Company’s secured financing facilities, described below. The use of cash during fiscal 2008 related primarily to the payment of trade accounts payable. We have taken a number of significant steps to reduce our use of cash and improve our working capital position, including during fiscal 2007 we implemented a cost reduction plan designed to improve operating income through reductions of S,G&A and enhancements in gross margin; and we have significantly reduced our capital expenditures in the current year related to software development and infrastructure investment as well as general capital spending.

As of December 31, 2007 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. During fiscal 2007 the Company focused on integrating the operations of the acquired companies, centralizing operations and restructuring its organization in an effort to provide our customers with a national strategy and to improve our earnings and cash flow. During fiscal 2008 we have remained steadfast in our commitment to cut costs and to focus on profitable revenue growth and continued improvements in margin; building on efficiencies in our existing resources. The first nine months of fiscal 2008 have resulted in a return to positive EBITDA for each of the respective quarters.

On August 21, 2007, the Company entered into a secured Credit Facilities Agreement (the "Credit Facilities Agreement") with CDF as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement and the signature pages thereto as “Lenders”, providing a combined maximum availability of up to $34 million.

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

The Floorplan Loan Facility under the Credit Facilities Agreement is not a commitment to lend or advance funds but is a discretionary facility, for up to $14 million, unless terminated by the Company or the Lenders, which allows the Company to finance inventory purchases from vendors as may be approved by the Administrative Agent, on an up to 45-day interest-free basis in many cases. Interest accrues after expiration of any applicable interest free period at a rate to be determined under each Transaction Statement, and not to exceed a maximum rate of 16% per annum in the event the Company objects to the terms under any Transaction Statement. Generally, the Company would receive at least 60 days advance notice of a termination of the Floorplan Facility, during which period the Company would continue to be able to finance inventory purchases under the facility.

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

The Credit Facilities Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on December 31, 2007 of $1,760,000, on March 31, 2008 of $1,840,000 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; restriction on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Upon an event of default, the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

The Company will pay (i) on a monthly basis, an Unused Revolving Fee of 15 basis points on the difference between $20 million and the outstanding daily balance of the Revolving Loans (unless the Aggregate Revolving Loan, Swingline Loan and Letter of Credit Exposure is greater than 67% of $20 million), (ii) on an annual basis, an Annual Facility Fee of 20 basis points of the then-Aggregate Revolving Loan Commitment, (iii) letter of credit fees for each letter of credit issued pursuant to the Letter of Credit Facility of 3% per annum of the undrawn amount of such letter of credit plus a fronting fee of 0.125% of the face amount of each letter of credit, (iv) a closing fee to the Administrative Agent on the Credit Facilities Agreement, and (v) an annual management fee to the Administrative Agent.

The Company entered into a First Amendment to the Credit Facilities Agreement with CDF, effective August 21, 2007, which provided that as to inventory acquired by the Company other than pursuant to the Floorplan Loan Facility, there will be a maximum invoice amount of $1.5 million at any time against which the Company may seek financing under the Credit Facilities Agreement and for certain modifications to the definitions regarding certain covenant calculations and floor plan inventory value to reflect the intent of the parties when they entered in the Credit Facilities Agreement.

In September 2007, the Company entered into a side letter with CDF which provided for a temporary increase of the Aggregate Floorplan Loan Facility under the Credit Facilities Agreement, from $14 million to $20 million, until December 12, 2007. The temporary increase expired automatically on December 12, 2007 at which time the Company entered into another side letter with CDF which provided for (i) a temporary increase in the Total Aggregate Facility Limit from $34 million to $40 million under the Credit Facilities Agreement, and (ii) subject to clause (i), a temporary increase of the Aggregate Floorplan Loan Facility from $14 million to $25 million, each of such temporary increases shall be available from December 12, 2007 until March 13, 2008. The foregoing temporary increases shall automatically expire on March 13, 2008 and upon expiration no new Approvals will be issued and no new Floorplan Loans will be made until any and all obligations due to CDF under the Aggregate Floorplan Loan Facility which are in excess of $14 million are repaid in full. The temporary increases do not increase the Aggregate Revolving Loan Commitment, nor do they alter, in any respect the discretionary nature of the Aggregate Floorplan Loan Facility.

As of December 31, 2007, the Company was in compliance with all covenants prescribed under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement net of the $1.5 million cash reserve amounted to approximately $2.1 million at December 31, 2007. Effective as of February 4, 2008, the Company entered into a Second Amendment to the Credit Facilities Agreement with CDF, which has given the Company additional flexibility whereby the Company is allowed to borrow against certain other receivables. The initial impact increased the Company’s availability by $0.5 million.

On November 23, 2005, the Company entered into a secured credit agreement (the “CP/NEBF Credit Agreement”) with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and National Electric Benefit Fund (“NEBF”), as Lender (the “Lender”), as amended by Amendment No. 1 on July 31, 2007, whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”).

As an inducement to CP Investment Management and NEBF (collectively, the “Junior Creditor”) to enter into a Subordination Agreement dated as of August 21, 2007 (the "Subordination Agreement") with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the Company entered into Amendment No. 2 to the CP/NEBF Credit Agreement. Pursuant to Amendment No. 2, the CP/NEBF Credit Agreement was extended until November 23, 2010. Mandatory principal prepayments are also due upon the occurrence of a Liquidity Event or Partial Liquidity Event, generally involving a Change of Control or the issuance by the Company of securities, the proceeds of which exceed $25,000,000. The amount outstanding on the Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was reduced from 2% to 1% per annum through the first anniversary of the Second Amendment Date, and then will increase back to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11% per annum from the Closing Date through and including July 31, 2007, the First Amendment Date. For the period from August 1, 2007 through and including August 21, 2007, the Second Amendment Date, the amount required will provide the Lender with an internal rate of return during such time period of 13.5% per annum. At all times thereafter, until the date on which all Obligations have been paid in full, the amount required will provide the Lender with an internal rate of return during such time period of 15% per annum, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At December 31, 2007, $5.1 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $5.0 million is accrued and is payable at maturity.

Required financial covenants were also modified to coincide substantially with those under the Credit Facilities Agreement. Amendment No. 2 to the CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on December 31, 2007 of $1,584,000, on March 31, 2008 of $1,656,000 and for each quarter thereafter to June 30, 2009, $1,800,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,350,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.08 to 1.00 as of the last day of each fiscal month. Subject to the terms of the Subordination Agreement, upon an event of default, the lenders under the CP/NEFB Credit Agreement may terminate such Credit Agreement and/or declare all amounts outstanding immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the CP/NEFB Credit Agreement, as amended. Terms not otherwise defined in this discussion have the meaning ascribed to them in the CP/NEFB Credit Agreement, as amended or in the Subordination Agreement. As of December 31, 2007, the Company was in compliance with all covenants prescribed under the CP/NEFB Credit Agreement.

Pursuant to the Subordination Agreement, the Junior Creditor is entitled to receive (a) fee payments due at closing of Amendment No. 2, (b) regularly scheduled cash interest payments as and when due, and (c) mandatory principal prepayments due upon the occurrence of a Liquidity Event or Partial Liquidity Event, subject to prior notice thereof to the senior lenders and the failure by the senior lenders to issue a blockage notice. Notwithstanding the foregoing, payments described in (b) and (c) above may not be received by the Junior Creditor during any payment blockage period following a payment default or a non-payment default under the Senior Loan Documents. Blockage periods for non-payment defaults may not exceed 180 days in any year. Under the Subordination Agreement, the Junior Creditor also agrees not to exercise remedies under the CP/NEFB Credit Agreement until the earliest of the date that is 10 days following the date on which the senior lenders accelerate the senior debt, the date of commencement of a bankruptcy case against any Company or, in the case of acceleration payments under the CP/NEFB Credit Agreement, 120 days and in the case of other remedies, 180 days after notice of default from the Lenders to the senior lenders. Terms not otherwise defined in this discussion have the meaning ascribed to them in the

Subordination Agreement. The Company paid a one-time modification fee of $250,000, which was advanced under the Credit Facilities Agreement, and issued a second Warrant to the NEBF for the right to purchase up to the maximum number of 700,000 shares of the Common Stock of MTM Technologies at a price per share of $1.17 per share.

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

Cash used in operating activities was $14.3 million for the nine months ended December 31, 2007, derived from a net loss of $9.6 million plus a decrease in net operating liabilities of $16.3 million and non-cash charges of $11.6 million during the period. The decrease in net operating liabilities relates primarily to a decrease in accounts receivable and in payables. Accounts receivable in the third quarter of fiscal 2008 includes a $3.6 million receivable which is currently on hold since the related contract awarded to MTM is being protested by a third party. The Company believes that a favorable resolution of this dispute is expected in the near term. Accounts receivable net of the above decreased over $5 million as a result of a strong collection effort especially with regard to past due accounts coupled with the impact of a new compensation plan whereby the commission structure was modified to include payments based on collected receivables. Additionally, accounts payable decreased as proceeds from the equity funding and from the working capital line with CDF were used to pay vendors. Accrued expenses decreased primarily due to the payout of accrued restructuring costs and payments related to acquired businesses coupled with lower operating costs as a result of cost cutting initiatives. The balance of the decrease primarily related to the timing of deferred revenue.

Cash used in investing activities was $1.8 million for the nine months ended December 31, 2007 related to additions to capital expenditures compared with $5.6 million for the comparable prior year period which consisted of capitalized costs related to the internal development of purchased and developed software and infrastructure investment of $2.7 million. The Company has no plans for any material purchases of property and equipment including capital software projects for the current fiscal year.

Cash provided by financing activities was $14.3 million for the nine months ended December 31, 2007, which was primarily the result of net cash proceeds received from the issuance of shares of Series A-6, A-7 and A-8 Preferred Stock of $9.2 million for the purpose of funding working capital needs, and increased borrowings on our working capital lines under the Credit Facilities Agreement with CDF.

The Company sustained net losses during the years ended March 31, 2007 and 2006 and for the three and nine month periods ended December 31, 2007. Working capital at December 31, 2007 was a deficit of $2.7 million as compared to a working capital deficit of $12.4 million at March 31, 2007. The Company has made a concerted effort in the past two years to improve its working capital position, including issuing additional shares of preferred stock raising over $9.0 million in the current fiscal year alone, a $6.0 million restructuring in fiscal 2007, and instituting other cost control initiatives and programs. Capital expenditures for the nine months ended December 31, 2007 were $1.8 million compared with $5.6 million for the comparable prior year period. The Company currently has no commitments for material capital expenditures.

In August 2007, the Company successfully refinanced its working capital lines of credit with a $34 million credit facility with CDF which provided the Company with additional capital and increased purchasing flexibility. Our business requires significant levels of working capital to fund future revenue growth and current operations. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. We are focused on looking at avenues to secure additional open lines of credit with vendors as well as working with CDF to loosen borrowing restrictions and reserves. We continue to drive collection of accounts receivable and are actively managing our expenses to achieve greater economies of scale.

Effective February 4, 2008 CDF has given the Company additional flexibility whereby the Company is allowed to borrow against certain other receivables. The initial impact increased the Company’s availability by $0.5 million. The Company has in a continuing effort to actively manage our expenses eliminated certain positions and further streamlined operations. On February 6, 2008, the Company notified approximately 42 of its employees that their employment would be terminated immediately. The Company’s preliminary estimate is that the total costs to be incurred in connection with these terminations are approximately $0.4 million. This Company expects annual cost saving benefits from these reductions to be in excess of $4.0 million annually.

Our future liquidity and capital requirements will depend on numerous factors, including, general economic conditions and conditions in the technology industry in particular; the cost effectiveness of our product and service development activities; our dependence on third party licenses and our ability to maintain our status as an authorized reseller/service provider of IT products, and our ability to leverage our centralized infrastructure, all of which may impact our ability to achieve and maintain profitability. The Company anticipates that its existing capital resources, including its available credit facilities should be adequate to fund our operations in the foreseeable future. To the extent that our existing capital resources are insufficient to meet our working capital requirements we may seek to raise additional funds from the Investors or seek additional financing arrangements. However, no assurance can be given that such financing may be obtained on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

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

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of December 31, 2007 are approximately $16.3 million.

Recently Issued Accounting Pronouncements

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The application of FIN 48 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of cash flows for the first half of fiscal 2008.

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

Failure to Comply with NASDAQ Listing Requirement

As we previously reported, we received notice on November 12, 2007 from The NASDAQ Stock Market, Inc. (“NASDAQ”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with NASDAQ Marketplace Rule 4310(c)(4). In accordance with the NASDAQ Marketplace Rules, we have until May 12, 2008 (180 calendar days from November 12, 2007) to regain compliance. We can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of ten consecutive business days during the initial 180-day period, although NASDAQ may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance.

If compliance is not achieved by May 12, 2008, NASDAQ will determine whether MTM meets the NASDAQ Capital Market initial listing criteria except for the bid price requirement. If we meet the initial listing criteria, NASDAQ staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, NASDAQ will provide written notification that MTM’s securities will be delisted, which may be appealed at that time.

We will seek to regain compliance within this cure period and are considering alternatives to address compliance with the continued listing standards of NASDAQ.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our risk investments only consisted of cash deposited in a money market fund. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Due to the limited investment risks involving money market funds, we do not anticipate any material loss in connection with such investments.

Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3%, consequently, any changes in that rate will impact our interest expense. Based on the average current level of borrowings of approximately $11.8 million at December 31, 2007, a 100 basis point change in LIBOR would change our income(loss) before income taxes on an annualized basis by approximately $0.1 million. The Company does not currently hedge interest rate exposures.

There has been no material change in credit risk or accounts receivable risk discussed in Item 7 of the Company’s Fiscal 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures

An evaluation was performed, as of December 31, 2007, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including such principal officers, has concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found under the caption “Litigation” in Note 8 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which information is incorporated into this Item by reference.

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

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our secured Credit Facilities Agreement with GE Commercial Distribution Finance Corporation, as Administrative Agent (the “Credit Facilities Agreement”), and our secured credit agreement, as amended with Columbia Partners, L.L.C. Investment Management, as Investment Manager, (“Columbia Partners”) and National Electric Benefit Fund, as Lender (the “CP/NEBF Credit Agreement”) contain a number of financial and other covenants, including minimum consolidated earnings before interest, taxes, depreciation and amortization, minimum consolidated liquidity multiples and maximum consolidated leverage ratios. A breach of these financial or other covenants, unless waived, would be a default under each facility. Upon an event of default, each of these lenders may terminate their respective facilities and/or declare all amounts outstanding under such facilities immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under such facilities. The acceleration of our debt would have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the Credit Facilities Agreement is dependent upon the amount and quality of our accounts receivable. Significant defaults, or payment delays, of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital.

The Company received a waiver letter in November 2006 from Columbia Partners which included a waiver of the consolidated senior leverage fixed charge coverage ratios that were then in effect under the CP/NEBF Credit Agreement through and including the four fiscal quarters ending March 31, 2008. For the period commencing August 21, 2007, however, such waivers are no longer effective pursuant to an amendment of the CP/NEBF Credit Agreement, dated August 21, 2007, which replaced in their entirety the maximum consolidated senior leverage and fixed charge coverage ratios then in effect with new financial covenants.

Our vendor agreements and lines of credit are generally terminable by the vendor at any time. Any significant termination of these arrangements would adversely impact our ability to deliver our IT solutions and reduce our working capital availability.

MTM may be delisted by NASDAQ which could affect the ability to trade MTM stock, and which may be deemed an event of default pursuant to our credit arrangements.

Our common stock currently trades on The NASDAQ Capital Market (“NASDAQ”). On November 12, 2007 we were notified by the NASDAQ Stock Market, Inc. that because the price of our common stock traded below $1.00 per share for thirty consecutive days we are not in compliance with one of NASDAQ’s continued listing requirements. If our common stock does not, by May 12, 2008, trade at or above $1.00 per share for at least 10 consecutive trading days, and if we are not eligible for any further compliance periods, our common stock will be delisted. We have the right to appeal a decision to delist our common stock, but that appeal will have to be based on a plan that presents substantial assurance that our common stock will trade at prices above $1.00. A plan of that type might involve a reverse stock split; although it is not uncommon for stocks that are the subject of reverse stock splits to decline rapidly to prices near those before the reverse stock splits. Ultimately, however, if the price of our common stock were to continue to trade at its current level, it would probably no longer be eligible to be quoted on any NASDAQ electronic trading market.

     If MTM’s common stock were delisted from NASDAQ, trading of MTM’s common stock, if any, may be conducted in the over-the-counter market -the so-called “pink sheets” - or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in MTM common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, MTM common stock. As a result of a delisting, it may become more difficult for MTM to raise funds through the sale of its securities.

     A delisting of our common stock may be deemed an event of default or breach of a covenant by our lenders pursuant to our facilities and credit agreements which could lead to the termination of these agreements and an acceleration of our outstanding debt. The acceleration of our debt would have a material adverse effect on our financial condition and liquidity. Delisting could also adversely affect MTM’s ability to obtain financing for the continuation of its operations or to use its common stock in acquisitions. Delisting could result in the loss of confidence by suppliers, customers and employees.

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders (the “Annual Meeting”) was held on November 20, 2007. At the Annual Meeting the following proposals were adopted by the vote specified below: Proposal No. 1: The election of six directors to serve until the next annual meeting of shareholders of the Company or until such person shall resign, be removed or otherwise leave office:

	Total Votes Cast
	For	Withheld
Gerald A. Poch	39,124,798	2,444,647
Arnold J. Wasserman	39,023,886	2,545,559
Richard R. Heitzmann	38,919,287	2,650,158
William Lerner	39,033,817	2,535,628
Alvin E. Nashman	39,050,541	2,518,904
Thomas Wasserman	39,020,962	2,548,483

Proposal No. 2: The proposal to approve an increase in the number of shares reserved for issuance under the Company’s 2004 Equity Incentive Plan from 4,000,000 shares to 6,000,000 shares:

Vote	Number of Votes
Cast
For	33,597,460
Against	2,063,135
Abstain	110,170
Broker Non-Votes	5,789,680

Proposal No. 3: The proposal to adopt an amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock from 80,000,000 shares to 150,000,000 shares:

Vote	Number of Votes
Cast
For	38,525,064
Against	2,306,380
Abstain	737,998
Broker Non-Votes	-

Proposal No. 4: The proposal to adopt an amendment to our Certificate of Incorporation increasing the number of authorized shares of preferred stock from 40,000,000 shares to 48,000,000 shares and to designate such additional 8,000,000 shares of preferred stock as “blank check” preferred stock thereby increasing the number of shares of “blank check” preferred stock from 700,000 shares to 8,700,000 shares:

Vote	Number of Votes
Cast
For	34,414,088
Against	1,209,507
Abstain	147,170

Proposal No. 5: The proposal to ratify the appointment of McGladrey & Pullen LLP, as the Company’s independent registered public accounting firm for the 2008 fiscal year:

Vote	Number of Votes
Cast
For	39,408,289
Against	1,408,256
Abstain	752,898
Broker Non-Votes	-

Item 6. Exhibits

(a) Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
3.1 —	Restated Certificate of Incorporation

3.2	Amended and Restated By-Laws*

4.1	Purchase Agreement, dated July 25, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P.*

4.2

Purchase Agreement, dated May 24, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.3

Purchase Agreement, dated March 29, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II,L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.4

Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.5

Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.6

Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.7

Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.8

Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.9

Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.10

Amendment No. 5 to the Amended and Restated Registration Rights Agreement, dated July 25, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

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

10.1

Credit Facilities Agreement, dated August 21, 2007, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, GE Commercial Distribution Finance Corporation (“CDF”), as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, CDF and the other lenders listed thereon as Lenders*

10.2

Amendment No. 1 dated as of August 21, 2007, to the Credit Facilities Agreement, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, CDF, as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, CDF and the other lenders listed thereon as Lenders*

10.3

Amendment No. 2 dated as of February 4, 2008, to the Credit Facilities Agreement, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, CDF, as Administrative Agent and the sole lender.

10.4

Subordination Agreement, dated as of August 21, 2007, by and among GE Commercial Distribution Finance Corporation and National Electrical Benefit Fund, and Columbia Partners, L.L.C. Investment Management*

10.5

Amendment No. 2 dated August 21, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender*

10.6

Amendment No. 1 dated July 31, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender*

10.7

Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender*

10.8

Termination, Release and Indemnification Agreement, dated as of August 21, 2007 by and among MTM Technologies, Inc., all of MTM’s subsidiaries from time to time party thereto, the financial institutions from time to time party thereto as lenders and the CIT Group/Business Credit, Inc.*

10.9

Acknowledgment of Payment and Termination Agreement, dated August 21, 2007, by and between Textron Financial Corporation and GE Commercial Distribution Finance and acknowledged by MTM Technologies, Inc., MTM Technologies (Massachusetts) LLC, MTM Technologies (US), Inc. and Info Systems, Inc.*

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

MTM TECHNOLOGIES, INC.

February 14, 2008	By:	/s/ Steven Stringer
Steven Stringer
President and Chief Operating Officer
(Principal Executive Officer)

February 14, 2008	By:	/s/ J.W. Braukman III
J.W. Braukman III
Chief Financial Officer
(Principal Financial and Accounting Officer)

MTM Technologies, Inc.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended December 31, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1 —	Restated Certificate of Incorporation.

3.2	Amended and Restated By-Laws. [Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]

4.1	Purchase Agreement, dated July 25, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P., [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007.]

4.2	Purchase Agreement, dated May 24, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.3	Purchase Agreement, dated March 29, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.4	Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC.[Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.5	Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.6	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.7	Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.8	Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A, (Date of Report: April 9, 2007), filed with the Securities and Exchange Commission on April 13, 2007.]

4.9	Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.10	Amendment No. 5 to the Amended and Restated Registration Rights Agreement, dated July 25, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007]

4.11	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

4.12	Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.13	Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q, (Date of Report: December 31, 2005), filed with the Securities and Exchange Commission on February 14, 2006.]

4.14	Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.15	Form of the Series A-8 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007.]

4.16	Form of the Series A-7 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.17	Form of the Series A-6 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.18	Form of the Series A-5 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.19	Form of the Series A-4 Warrant Certificate [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.20	Form of the Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.21	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

4.22	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the SEC on June 7, 2004.]

4.23	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on December 5, 2004.]

4.24	Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the SEC on October 5, 2004.]

4.25	Warrant Certificate issued to National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.26	Warrant Certificate issued to National Electrical Benefit Fund. [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

4.27	Series A-5 Voting Agreement [Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.28	Columbia Voting Agreement [Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (Date of Report: November 4, 2005), filed with the Securities and Exchange Commission on November 4, 2005.]

10.1	Credit Facilities Agreement, dated August 21, 2007, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, GE Commercial Distribution Finance Corporation (“CDF”), as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, CDF and the other lenders listed thereon as Lenders [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.2	Amendment No. 1 dated as of August 21, 2007, to the Credit Facilities Agreement, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, CDF, as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, CDF and the other lenders listed thereon as Lenders [Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2007) filed with the Securities and Exchange Commission on November 14, 2007.]

10.3

Amendment No. 2 dated as of February 4, 2008, to the Credit Facilities Agreement, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and, CDF, as Administrative Agent and the sole lender.

10.4	Subordination Agreement, dated as of August 21, 2007, by and among GE Commercial Distribution Finance Corporation and National Electrical Benefit Fund, and Columbia Partners, L.L.C. Investment Management [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.5	Amendment No. 2 dated August 21, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.6	Amendment No. 1 dated July 31, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2007) filed with the Securities and Exchange Commission on August 13, 2007.]

10.7	Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender [Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

10.8	Termination, Release and Indemnification Agreement, dated as of August 21, 2007 by and among MTM Technologies, Inc., all of MTM’s subsidiaries from time to time party thereto, the financial institutions from time to time party thereto as lenders and the CIT Group/Business Credit, Inc. [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.9	Acknowledgment of Payment and Termination Agreement, dated August 21, 2007, by and between Textron Financial Corporation and GE Commercial Distribution Finance and acknowledged by MTM Technologies, Inc., MTM Technologies (Massachusetts) LLC, MTM Technologies (US), Inc. and Info Systems, Inc. [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

31.1	—	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer.

31.2	—	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III.

32.1	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer.

32.2	—	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III.