Form 10-K
period 2008-03-31
MTM Technologies, Inc.
filed 2008-06-24
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-22122

MTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-3354896
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1200 High Ridge Road	06905
Stamford, CT	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 975-3700

Securities registered under Section 12(b) or 12(g) of the Exchange Act:
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at September 28, 2007, was $10.1 million based on the closing sale price of the registrant’s common stock on such date of $1.04 per share, as reported by The NASDAQ Stock Market, Inc.

There were a total of 13,462,514 shares of the registrant’s common stock outstanding as of May 31, 2008.

Documents Incorporated by Reference:
None

MTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended March 31, 2008

Introductory Comment—Terminology

     Throughout this Annual Report on Form 10-K, the terms “we”, “us”, “our” and “Company” refers to MTM Technologies, Inc. (“MTM”) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

     “Pequot Fund” refers to Pequot Private Equity Fund III, L.P., “Pequot Partners” refers to Pequot Offshore Private Equity Partners III, L.P., and collectively with Pequot Fund, “Pequot”. “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to The BSC Employee Fund VI, L.P., “CVC” refers to CVC II Partners, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation”, and together with Pequot, the “Investors.”

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

     Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K including the factors discussed in Part I, Item 1A. Risk Factors and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

i

PART I

Item 1. Business

Overview

     We are a leading national provider of innovative information technology (“IT”) solutions including Access, Unified Communications, Virtualization, and Managed Services. We enable our clients to achieve improved operational efficiency and to focus on growth, while mitigating the risk of implementing complex IT systems. We achieve these results by providing systems, networking, IP telephony, storage, security and data center infrastructure services that address the full life cycle of a client’s IT requirements from needs analysis, through planning, development, deployment, and testing, to on-going maintenance and support. We combine these services with technology from leading software and hardware manufacturers delivering strategic IT solutions that solve many of today’s business challenges.

     Our clients consist of middle market corporations (generally those with $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational, financial and health-care institutions. We serve clients in most major US metropolitan markets.

History

     The certificate of incorporation of MTM was filed by the New York Department of State on May 12, 1986 under the original name of Micros To Mainframes Inc. On May 21, 2004 we changed the name of our Company to MTM Technologies, Inc.

     Since July 2004, we have acquired the following six companies, either through the purchase of operating assets or the acquisition of capital stock:

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

Business Strategy

     Our strategy is to be the national leader in providing IT solutions to the middle market. The most recent of our acquisitions was completed in April 2006. Since that time we have focused on integrating the operations of the acquired companies in order to improve our earnings and cash flow. Although we currently are not actively seeking acquisition candidates, we believe that growth through acquisition may be an important component of our long-term strategy. The following are key components of our strategy to improve our earnings and cash flow.

     Focus on strategic service offerings and increase our overall percentage of services revenue

     Our goal is to increase our service revenue, which generates superior gross margin contributions, as a percentage of overall revenue. This will include focusing on those product sales that are typically coupled with the highest percentages of service revenue, a concept we refer to as “pull-through”. We believe that our offerings in Access and Unified Communications provide the greatest opportunity in these areas. Additionally, we strive to attach Managed Services to each sales opportunity, further increasing margins. Our national footprint enables us to more effectively execute this strategy.

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

     Leverage our current customer base

     We have an existing customer base of over 5,000 clients. Many of our clients are currently utilizing only a small portion of our overall solutions. Our sales professionals are actively revisiting our existing client base and introducing them to our complete set of offerings with the goal of having those clients purchase additional offerings thereby gaining an increased percentage of such client’s total IT spending.

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

     Implementing and maintaining aggressive cost control initiatives to right size the business

     We have made a commitment over the past few quarters to continue to monitor and implement cost control initiatives including reducing the number of associates from 636 in fiscal 2007 to 554 at March 31, 2008. We continue to seek opportunities to improve operating results and generate cash flow.

     We believe our strategy is aimed at focusing on profitable revenue growth, expanding our market share, reducing our structural costs and generating positive cash flow. We will continue to work to grow our net revenue and profitability.

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

     Technology Partners

     We maintain strategic relationships with many of today’s leading hardware and software technology manufacturers enabling us to deliver to our clients advanced and comprehensive solutions at competitive prices. For example, we are a Cisco Gold partner, a Citrix Platinum Solutions Advisor, a Hewlett Packard Gold partner, a Microsoft Gold partner, an EMC Velocity Premier partner, a Sun Advantage partner, an Avaya Platinum partner, and a Captaris Platinum partner. For those manufacturers that we believe are critical to our client’s technology infrastructure we generally hold the highest levels of certification granted by such manufacturers. We work with our strategic partners to develop national training programs to ensure consistent service delivery methodologies across our entire national footprint. With over 200 technical professionals nationwide, we train and certify our service professionals to maintain the highest levels of manufacturer certifications and authorizations. We often times work in conjunction with our partners to utilize our own accredited professional training service centers to train and deliver technical content to our service professionals.

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

     We believe the strongest demand for our IT solutions is amongst companies which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies typically require sophisticated, experienced IT assistance to achieve their business objectives and often rely on IT service providers to help implement and manage their systems. However, many of these companies rely on multiple providers for their IT needs. Generally, we believe that this reliance on multiple providers results from the fact that larger IT service providers do not target these companies, while smaller IT service providers lack sufficient breadth of services or industry knowledge to satisfy all of these companies’ needs.

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

     Sales. We have a direct sales force in the United States consisting of account executives, sales assistants, and subject matter expert sales personnel located in four areas (Northeast, Mid-Atlantic, Central, and West), each of whom report to an area vice president of sales. Account executives have the direct responsibility for selling and account management and the adoption of our technology at customer sites. A subject matter expert sales specialist is a quota-carrying, outbound sales professional with generally ten-plus years of relevant experience and with advanced knowledge of a specific technology that drives specific vendor and solution sales.

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

Suppliers

     We purchase software, computers and related products directly from numerous suppliers as either an authorized dealer or a value added reseller. We have entered into authorization agreements with our major suppliers including Cisco Systems, Inc., Citrix Systems, Inc., Hewlett-Packard Company, Microsoft Corporation, EMC Corporation, Sun Microsystems, Inc., Avaya Inc., and Captaris, Inc. Typically, these agreements provide that we have been appointed, on a non-exclusive basis, as an authorized dealer and systems integrator of specified products of the supplier at specified locations. Most of the authorization agreements provide that the supplier may terminate the agreement with or without cause upon 30 to 90 days notice or immediately upon the occurrence of certain events. If these agreements are terminated, we may have difficulty in obtaining inventory at a sufficiently low cost to allow for resale at a competitive price. The sales of products from the Company’s two largest suppliers accounted for 29% and 19% of all product sales for the year ended March 31, 2008.

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

Competition

     The markets in which we operate are highly competitive with respect to performance, quality and price. In our professional services business our competition ranges from small, specialty integrators, to other service providers of comparable size and profile to us, as well as large national and global professional services firms and integrators. Our smaller competitors generally are highly focused on their immediate market segment and can respond more quickly to changes in customer needs. Our larger competitors generally have greater financial resources and may be able to compete more effectively than we can on prices and payment terms offered to potential clients. In our product provisioning business we directly compete with local, regional and national distributors and mail order providers of computer and IT products and services, including network integrators and corporate divisions of retail superstores. On the national level our product competitors include Verizon, AT&T and Dimension Data. On the regional level our competitors include CDW, Right Systems, Entysis, Gotham, IPM and Dell.

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

Employees

     As of March 31, 2008 we employed approximately 554 associates (as measured on a full-time equivalent basis) in the United States. Of these associates, 31 were in management, 133 were in sales and marketing, 296 were in technical support, and 94 were in operations, finance and administration. At fiscal year end none of our personnel was represented by a union.

Item 1A. Risk Factors

     The statements in this Section describe the major risks to our business and should be considered carefully. We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Relating to our Business

     We have incurred losses in our last three fiscal years and our losses may continue.

     We incurred a net loss of approximately $14.4 million for our fiscal year ended March 31, 2008, $32.0 million for our fiscal year ended March 31, 2007 and $8.5 million for our fiscal year ended March 31, 2006. Our net losses may continue and our ability to achieve and sustain profitability will be impacted by the following:

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

     We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our credit facilities agreement (described in Part II, Item 7) with GE Commercial Distribution Finance Corporation, as Administrative Agent, and our credit agreement (described in Part II, Item 7) with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund, as Lender, contain a number of financial and other covenants, including minimum consolidated earnings before interest, taxes, depreciation and amortization, minimum consolidated liquidity multiples and maximum consolidated leverage ratios. A breach of these financial or other covenants, unless waived, would be a default under each facility. Upon an event of default, each of these lenders may terminate their respective facilities and/or declare all amounts outstanding under such facilities immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under such facilities. The acceleration of our debt would have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the credit facilities agreement is dependent upon the amount and quality of our accounts receivable. Significant defaults, or payment delays, of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital.

     Our vendor agreements and lines of credit are generally terminable by the vendor at any time. Any significant termination of these arrangements would adversely impact our ability to deliver our IT solutions and reduce our working capital availability.

     We may need additional funds to support our current and future operations which, if available, could result in an increase in our interest expense and/ or dilution of your shareholdings. If these funds are not available, our business could be adversely affected.

     We may raise funds through public or private debt or equity financing. If funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders may be reduced and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities could have rights, preferences and privileges senior to those of the holders of our common stock and the terms of such debt could impose restrictions on our operations. If additional funds become necessary, additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our current operations or expand our business.

     A prolonged downturn in economic conditions may impact our revenues and negatively affect our business in the future.

     The recent economic slowdown in particular within the lending industry may negatively affect our business. Customers may cancel or delay orders for our products or services, and we could fall short of our revenue projections for 2009 and beyond. Slower growth and budget tightening among our customers and other general economic factors all have had, and could in the future have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

     The failure to maintain our status as an authorized reseller/service provider of IT products or a significant change in the terms of our supplier agreements could have a material adverse effect on our business and operations.

     We are materially dependent on our continued status as an approved reseller of IT products and our continued authorization as an IT service provider. We would be unable to provide the range of products and services we currently offer, including warranty services, without such authorization. Our resale agreements with manufacturers generally are terminable by manufacturers on short notice. The sales of products from our two largest suppliers accounted for 29% and 19% of all product sales for the year ended March 31, 2008. The loss of one or more of such authorizations could have a material adverse effect on our business and results of operations.

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

     Our quarterly operating results have and, in the future, may fluctuate significantly, depending on a variety of factors, many of which are outside of our control. Factors that may affect our quarterly results include:

•	changes in the level of our operating expenses;

•	the demand for our products and services;

•	timing and amount of vendor and manufacturer incentive programs;

•	the size, timing and timely fulfillment of orders for our products and services;

•	the financial impact of and possible business interruptions caused by restructuring efforts;

•	the level of product, price and service competition;

•	changes in our sales incentive strategy, as well as sales personnel changes;

•	the timing and impact of acquisitions; and

•	general economic conditions and economic conditions specific to the IT market.

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

     Our common stock (“Common Stock”) currently trades on The NASDAQ Capital Market (“NASDAQ”). In order for our Common Stock to continue to be quoted on NASDAQ, it must satisfy certain listing maintenance standards of the NASDAQ. On November 12, 2007, we received a notice from the Listing Qualifications Staff of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of our Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). Pursuant to NASDAQ Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days or until May 12, 2008 to regain compliance.

     On May 14, 2008, we received notice from The NASDAQ Stock Market stating that our Common Stock will be delisted from NASDAQ due to our failure to evidence a closing bid price of $1.00 per share, prior to the expiration of the 180 day grace period. The notice from NASDAQ provided that our Common Stock will be delisted from NASDAQ at the opening of business on May 23, 2008, unless we request a hearing before the NASDAQ Listing Qualifications Panel. We have requested such a hearing to seek continued listing of our Common Stock on NASDAQ. Our hearing request stays the delisting of our Common Stock until the Listing Qualifications Panel renders a determination after the hearing. The hearing is scheduled for July 10, 2008.

     In April 2008, the Independent Committee of the Board of Directors and the Board of Directors authorized a reverse stock split of our Common Stock at a reverse stock split ratio of 1-for-15 (the “Reverse Stock Split”), At the hearing, we will request an opportunity to implement the Reverse Stock Split and allow the post-split shares to trade for a sufficient time to meet the $1.00 minimum bid price listing standard. In order to demonstrate compliance with the NASDAQ bid price requirement, we will be required to evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (NASDAQ in its discretion may monitor the bid price for as long as twenty business days). There can be no assurance that the Listing Qualification Panel will grant our request for continued listing on NASDAQ.

     In the event the NASDAQ panel determines not to grant our request or in the event the reverse stock split fails to bring us back into compliance with the $1.00 per share bid price requirement, our Common Stock would be delisted from NASDAQ and our Common Stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternative markets are generally considered to be less efficient than, and not as liquid as NASDAQ. Consequently, broker-dealers may be less willing or able to sell and/or make a market in MTM common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, MTM common stock. As a result of a delisting, it may become more difficult for MTM to raise funds through the sale of its securities.

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

Risks Relating to our Reverse Stock Split

     If the Reverse Stock Split is implemented, the resulting per share price may not attract institutional investors; and any decline in share price would be a greater percentage decline than prior to the Reverse Stock Split.

     While our Board of Directors believes that a higher stock price may help generate investor interest in our Common Stock, the Reverse Stock Split may not result in a stock price that will attract institutional investors or investment funds or satisfy the investing guidelines of institutional investors or investment funds. If the Reverse Split is implemented and the market price of our Common Stock declines, the percentage decline may be greater than would occur in the absence of the split. The market price of our Common Stock is also based on the Company’s performance and other factors, which are unrelated to the number of shares of Common Stock issued.

     Our total market capitalization immediately after the proposed Reverse Stock Split may be lower than immediately before the proposed Reverse Stock Split.

     There are numerous factors and contingencies that could affect our stock price following the proposed Reverse Stock Split, including the status of the market for our stock at the time, our reported results of operations in future periods, and general economic, market and industry conditions. Accordingly, the market price of our Common Stock may not be sustainable at the bid price following the Reverse Stock Split. If the market price of our Common Stock declines after the Reverse Stock Split, our total market capitalization (the aggregate value of all of our Common Stock at the then existing market price) after the Reverse Stock Split will be lower than before the Reverse Stock Split.

     The Reverse Stock Split may result in some stockholders owning “odd lots” that may be more difficult to sell.

     The Reverse Stock Split may result in some stockholders owning “odd lots” of less than 100 shares of our Common Stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “board lots” of even multiples of 100 shares.

Risks Relating to Ownership of our Common Stock

     Pequot can be deemed our controlling shareholder and Pequot’s interests may not be the same as our other shareholders.

     Pequot currently holds approximately 57% of the voting power of our outstanding securities and has the right to acquire up to 60% of our voting securities. Pequot also has the power to nominate two directors to our Board of Directors. Pequot will receive additional voting power when we pay dividends on outstanding Series A Preferred Stock in the form of additional shares of Series A Preferred Stock. As a result, Pequot may be deemed in control because Pequot is in a position to approve, and the approval of Pequot is effectively required to approve, any transaction requiring approval of shareholders. These transactions could include mergers, consolidations, dissolutions or sales of assets. These transactions could benefit Pequot at the expense of our other shareholders or benefit Pequot disproportionately when compared to our other shareholders.

     There is significant potential volatility in our stock price.

     The market for our common stock is highly volatile and we have a limited average daily trading volume when compared to the total number of shares of our common stock outstanding. Consequently, even moderate selling pressure on our common stock could have a depressive effect on its market price.

     We may issue substantial amounts of additional shares of our common and preferred stock without shareholder approval, which could dilute the equity interests of our shareholders.

     As of May 31, 2008, we had outstanding an aggregate of 13,462,514 shares of our common stock and an aggregate of 30,843,626 shares of Series A Preferred Stock which are subsequently convertible into a total of 45,012,649 shares of our common stock. As of May 31, 2008, the Investors hold warrants to purchase 6,566,093 shares of our common stock and 392,157 shares of preferred stock. We also have an additional 9,436,374 shares of Series A Preferred Stock authorized but unissued, all of which shares are not reserved for specific purposes, other than pursuant to the anti-dilution provisions of the Series A Preferred Stock or for issuance in lieu of cash dividends on the Series A Preferred Stock, an additional 7,720,000 shares of serial preferred that are not designated as Series A Preferred Stock and an additional (a) 5,747,457 shares of our common stock issuable upon the exercise of stock options or restricted stock units granted or available for grant under our various stock plans and (b) aggregate of approximately 1,400,000 shares of our common stock issuable upon exercise of other warrants previously granted and outstanding, all as of May 31, 2008. All of such shares may be issued without any action or approval by our shareholders, except as may be limited under NASDAQ Marketplace Rules. Any shares issued by us in the future would further dilute the percentage ownership held by our shareholders.

Item 2. Properties

     Our principal executive offices are located at 1200 High Ridge Road, Stamford, Connecticut. We lease approximately 20,000 square feet at this location. The Company additionally leases approximately 184,000 square feet of space in another 24 locations throughout the United States for regional and administrative offices. The Company currently occupies 20 of these offices, and subleases the balance of the office space consisting of approximately 25,000 square feet.

Item 3. Legal Proceedings

     On December 4, 2007 a lawsuit styled Amanda Mhanna v. MTM Technologies, Inc, et al., was filed in the Superior Court of the State of California. The plaintiff, a former Company employee, alleges discrimination, harassment, retaliation and other causes of action against the defendants. The plaintiff seeks an unstated amount of compensatory and punitive damages, attorney’s fee’s, and costs. On January 28, 2008, the Company served an answer to the complaint denying the allegations and asserting affirmative defenses. This matter is now in the discovery stage. The trial has been scheduled for May 2009.

     On March 14, 2008 a lawsuit styled Sonal Patel v. MTM Technologies, Inc, et al., was filed in the Superior Court of the State of California. The plaintiff, a former Company employee, alleges hostile work environment, harassment, and intentional infliction of emotional distress against the defendants. The plaintiff seeks an unstated amount of compensatory and punitive damages, attorney’s fees, and costs. On May 2, 2008, the Company served an answer to the complaint denying the allegations and asserting affirmative defenses.

     While management believes that the Company has meritorious defenses in the foregoing pending matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to the Company. Depending on the amount and timing of an unfavorable resolution of the contingencies, it is possible that the Company’s financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

     As permitted under New York law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2008.

     We are involved in other various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on the Company's financial condition or the results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

     Our common stock is traded on The NASDAQ Capital Market under the symbol “MTMC.” Set forth in the following table is the high and low sales prices for our common stock for each of the quarters during our last two fiscal years, based upon data provided by The NASDAQ Stock Market, Inc.:

Fiscal Year Ended March 31, 2008	High	Low

Quarter ended June 30, 2007	$1.30	$0.80
Quarter ended September 30, 2007	1.15	0.90
Quarter ended December 31, 2007	0.99	0.53
Quarter ended March 31, 2008	0.75	0.39

Fiscal Year Ended March 31, 2007	High	Low

Quarter ended June 30, 2006	$3.98	$2.50
Quarter ended September 30, 2006	4.50	2.03
Quarter ended December 31, 2006	3.90	1.35
Quarter ended March 31, 2007	2.19	1.10

Record Holders

As of May 31, 2008 there were 166 record holders of our common stock and approximately 1,400 beneficial holders of our common stock.

Dividends

     We have never declared or paid any dividends to the holders of our common stock and we do not expect to pay cash dividends in the foreseeable future. Our Board of Directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. In addition, provisions contained in our certificate of incorporation governing the terms of our Series A Preferred Stock, provisions contained in our credit facilities agreement (described in Part II, Item 7) with GE Commercial Distribution Finance Corporation and in our credit agreement (described in Part II, Item 7) with Columbia Partners, L.L.C. Investment Management and National Electric Benefit Fund, as Lender, place restrictions on our ability to declare or make any cash dividends on our common stock. In addition, our ability to pay cash dividends on our common stock in the future could be further limited or prohibited by the terms of future financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2008:

•	the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity compensation plans approved by our shareholders and those granted under plans, including individual compensation contracts, not approved by our shareholders (column A),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

•	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

	Column A	Column B	Column C

Number of shares
remaining
available for
	Number of shares		future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options warrants	shares reflected
	and rights	and rights	in column A)

Equity compensation plans approved by shareholders	3,399,119	$2.15	2,258,231
Equity compensation plans not approved by
shareholders	—		—

Totals	3,399,119	$2.15	2,258,231

     Equity Compensation Plan Information excludes, for the purposes of Columns A and B, 225,107 Restricted Stock Units with a weighted-average fair value of $1.81.

Item 6. Selected Financial Data

     Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading national provider of innovative IT solutions, including Access, Unified Communications, Virtualization, and Managed Services. We enable our clients to achieve improved operational efficiency and to focus on growth, while mitigating the risk of implementing complex IT systems. We achieve these results by providing systems, networking, IP telephony, storage, security and data center infrastructure services that address the full life cycle of a client’s IT requirements from needs analysis, through planning, development, deployment, and testing, to on-going maintenance and support. We combine these services with technology from leading software and hardware manufacturers delivering strategic IT solutions that solve many of today’s business challenges.

Our clients consist of middle market corporations (generally those with $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational, financial and health-care institutions. We serve clients in most major US metropolitan markets.

As of March 31, 2008 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. Currently we are not actively seeking acquisition candidates, but we believe that growth through acquisition may be an important component of our long-term strategy.

During fiscal 2007 the Company focused on integrating the operations of the acquired companies, centralizing operations and restructuring its organization in an effort to provide our customers with a national strategy and to improve our earnings and cash flow. During fiscal 2008 we have remained steadfast in our commitment to cut costs and to focus on profitable revenue growth and continued improvements in margin, while building on efficiencies within our existing resources. Results for the year ended March 31, 2008 included a return to positive EBITDA for not only year end but for each of the respective quarters. In August 2007, the Company successfully refinanced its working capital lines of credit with a $34 million credit facilities agreement with GE Commercial Distribution Finance Corporation (“CDF”) as Administrative Agent, which provided the Company with additional capital and increased purchasing flexibility. Our business requires significant levels of working capital to fund future revenue growth and current operations. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. We are focused on looking at avenues to secure additional open lines of credit with vendors and have recently negotiated additional flexibility in borrowing restrictions and reserves under our credit facilities. We continue to drive collection of accounts receivable and are actively managing our expenses to achieve greater economies of scale. All of which we believe will serve to improve our working capital position and purchasing ability.

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

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts based on historical experience, customer credit risk and application of the specific identification method. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.

Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). The Company uses the Black-Scholes option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statement of operations. RSUs issued by the Company are equivalent to nonvested shares, as defined by SFAS No. 123(R). No stock-based compensation expense was recognized in the consolidated financial statements related to the Associate Stock Purchase Plan, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment.

Impairment of Long-lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For goodwill and other intangible assets, we test for impairment on a consolidated basis at least annually or more frequently if we believe indicators of impairment exist. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Factors that may cause a goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. Our valuation methodologies include, but are not limited to, estimating the net present value of the projected cash flows of our Company. If actual results are substantially lower than our projections underlying these assumptions, or if market discount rates substantially increase, our future valuations could be adversely affected, potentially resulting in future impairment charges.

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our audited consolidated statement of operations expressed as a percentage of net revenues, unless otherwise noted:

	Year Ended March 31,
	2008	2007

Net revenues:
Products	70.8%	75.2%
Services	29.2	24.8
Total net revenues	100.0	100.0

Gross Profit – products (a)	15.8	14.8
Gross Profit – services (a)	40.2	36.1
Gross Profit – total	22.9	20.1
Selling, general and administrative expenses	25.7	27.3
Restructuring	0.0	2.2

Operating loss	(2.8)	(9.5)
Interest expense	2.8	1.9

Net loss	(5.9)%	(11.6)%

(a) Expressed as a percentage of the applicable product or service revenue.

Fiscal 2008 Compared to Fiscal 2007

Net Revenue

Net revenues for the year ended March 31, 2008 decreased $32.3 million, or 11.7% from the comparable prior year, to $242.7 million. The decrease in net revenues for the year ended March 31, 2008 was primarily due to a decrease in product revenue of $35.0 million. During the second half of fiscal 2008 the Company experienced a slow down in product sales to customers, the result of external economic factors. Overall the decrease in product revenue for the year ended March 31, 2008 has been impacted by the general economic slowdown and the Company’s shift in business practice to focus on more profitable arrangements, with an emphasis on business solutions such as Access, Virtualization and Unified Communications. The decrease is also attributable to a change in the mix and volume of the type of deals the Company is currently closing versus that in the prior year. The decrease in product revenue has directly impacted the volume of services revenue by limiting the Company in offering add-on professional services solutions. Despite the decrease in product revenue, service revenue for the year ended March 31, 2008 remained solid, increasing $2.7 million over the prior year. The improvement in service revenue is a direct result of the Company’s efforts to deploy billable resources more effectively across markets and customers.

Gross Profit

Gross profit for the year ended March 31, 2008 increased $0.4 million, or 0.7% from the comparable prior year period, to $55.6 million. Product gross margin was 15.8% for the year ended March 31, 2008 and 14.8% for the year ended March 31, 2007. Service gross margin was 40.2% for the year ended March 31, 2008 and 36.1% for the year ended March 31, 2007. As noted above, while product revenue decreased $35.0 million in the year over the prior year period, the resulting decrease in product gross margins for the period was only $3.5 million. The Company’s shift in business practice to focus on more profitable arrangements pushed average product profit margins 1% higher compared with the prior year. The increase in service gross margin contribution was the result of our national services infrastructure investment in the prior fiscal year which has enabled us to better manage our people and our resources.

Selling, General and Administrative

Selling, general and administrative expenses (“S,G&A”) for the year ended March 31, 2008 decreased by $12.8 million, or 17.1% from the comparable prior year, to $62.3 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue decreased to 21.3% for the year ended March 31, 2008 compared with 23.1% for the year ended March 31, 2007. The decrease in net S,G&A of $11.8 million or 18.5% for the year ended March 31, 2008 includes a non-recurring charge of $1.3 million in the prior year related to integration and personnel costs. The balance of the decrease was due primarily to a reduction in personnel costs over the prior year, the result of the Company’s 2007 Restructuring Plan, a reduction in operating expenses over the corresponding prior year as a result of cost saving programs and initiatives, a decrease in business related expenses, and lower selling expenses as a result of the decrease in revenue in the year ended March 31, 2008 as compared to the prior year. Depreciation for the year ended March 31, 2008 increased $0.7 million related to the Company’s investments in capital assets. This increase was offset by a $1.7 million decrease in stock-based compensation costs and intangible amortization, the result of an increase in the rate of actual forfeitures of unvested options from employee terminations and the impact of fully amortized intangible assets on current year results.

Restructuring

Results for the year ended March 31, 2007 include restructuring charges of $6.0 million primarily related to a reduction in workforce of $4.5 million in accordance with the Company’s 2007 Restructuring Plan, a charge for unused or underutilized facility costs of $0.8 million, and other related restructuring charges of $0.7 million. There were no comparable charges for the year ended March 31, 2008. See Note 5 to the Consolidated Financial Statements for a discussion of these cost savings initiatives.

EBITDA

Earnings before interest, income taxes, depreciation, amortization, stock-based compensation cost and other (income) expense (“EBITDA”) amounted to $3.8 million for the year ended March 31, 2008, as compared to negative $14.5 million for the year ended March 31, 2007. EBITDA results for fiscal 2007 include $7.5 million of restructuring costs and non-recurring S,G&A expenses which are not expenses in the current period. Overall the improvement in EBITDA for year ended March 31, 2008 was primarily the result of i} an improvement in gross margin of $0.4 million, ii} a reduction in personnel costs and operating expenses in S,G&A in excess of $5.0 million as a result of cost saving programs and restructuring activities initiated in the prior fiscal year and, iii} lower selling expenses as a result of the decrease in revenue in the current year.

The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Year Ended March 31,

(in thousands)	2008	2007

EBITDA	$3,763	$(14,457)
Depreciation and amortization	9,294	9,361
Interest expense, net	6,757	5,108
Stock-based compensation cost	1,224	2,218
Other (income) expense	(129)	446
Income taxes	1,022	427

Net loss	$(14,405)	$(32,017)

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

Interest Expense, net

Interest expense, net was $6.7 million for the year ended March 31, 2008 compared to $5.1 million for the year ended March 31, 2007, an increase of $1.6 million or 32.3% . The increase in interest expense for the year ended March 31, 2008 is primarily due to higher interest rates imposed on the secured promissory note as a result of the amendments entered into during the second quarter of fiscal 2008. The current internal rate of return is 15% compared with 11% for the comparable prior year period. Included in fiscal 2008 results was also a non-cash charge of approximately $0.3 million incurred in the second quarter of fiscal 2008 related to the write off of the remaining debt issuance costs in connection with our secured financing agreement facility with The CIT Group/Business Credit, Inc. (“CIT”), as agent, as a result of the refinancing of our working capital lines of credit with CDF.

Liquidity and Capital Resources
The Company measures its liquidity in a number of ways, including the following:

	March 31,
(In thousands)	2008	2007

Cash	$3,210	$4,439
Working capital(deficit)	$(3,326)	$(12,438)
Current ratio	0.94:1	0.82:1
Related party note payable	$2,431	$—
Secured financing facilities	$23,901	$22,050
Secured promissory notes	$23,578	$23,507

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our primary source of day-to-day working capital is from our secured credit facilities agreement with CDF (described below in this Item) and vendor lines of credit.

For the year ended March 31, 2008 cash decreased $1.2 million to $3.2 million compared with $4.4 million at March 31, 2007. Working capital at March 31, 2008 was a deficit of $3.3 million as compared to a working capital deficit of $12.4 million at March 31, 2007. Included in current liabilities at March 31, 2008 are obligations of $23.9 million relating to the Company’s secured financing facilities, described below. The use of cash during fiscal 2008 related primarily to the payment of trade accounts payable and accrued restructuring costs. We have taken a number of significant steps to reduce our use of cash and improve our working capital position, including, during fiscal 2008 and 2007, we implemented cost reduction plans designed to improve operating income through reductions of S,G&A and enhancements in gross margin; and we have significantly reduced our capital expenditures in the current year related to software development and infrastructure investment as well as general capital spending.

As of March 31, 2008 the Pequot and Constellation investment has totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. During fiscal 2007 the Company focused on integrating the operations of the acquired companies, centralizing operations and restructuring its organization in an effort to provide our customers with a national strategy and to improve our earnings and cash flow. During fiscal 2008 we have remained steadfast in our commitment to cut costs and to focus on profitable revenue growth and continued improvements in margin, while building on efficiencies within our existing resources. Results for the year ended March 31, 2008 included a return to positive EBITDA for not only year end but for each of the respective quarters.

A detailed review of the financing arrangements entered into by the Company during fiscal year 2008, as well as several related arrangements which have been entered since the beginning of fiscal year 2009 follows.

Pequot Notes and Warrants

On February 28, 2008, the Company issued and sold to (1) Pequot Fund a promissory note in the principal amount of $2,191,123 (the “PPEF Note”), (2) Pequot Partners a promissory note in the principal amount of $308,877 (the “POPEP Note” and collectively with the PPEF Note, the “February Pequot Notes”), (3) Pequot Fund warrants entitling Pequot Fund to purchase 343,705 shares of the Company’s next designated series of preferred stock at an exercise price of $.6375, (the “PPEF Warrants”) and (4) Pequot Partners warrants entitling Pequot Partners to purchase 48,452 shares of the Company’s Series A-9 Preferred Stock at an exercise price of $.6375, (the “POPEP Warrants”, and collectively with the PPEF Warrants, the “February Pequot Warrants”). The Company’s Series A-9 Preferred Stock have been authorized by the Board of Directors and will become effective upon filing of an Amendment to the Company’s Restated Certificate of Incorporation setting forth the provisions for the Series A-9 Preferred Stock.

The February Pequot Notes were due and payable in full on the later of (a) March 29, 2008, or (b) the date that the Company has obtained all necessary consents from its lenders. On March 28, 2008 the Company and Pequot amended the February Pequot Notes (the “Amended Pequot Notes”) to change the Maturity Date as follows: thirty percent (30%) of the principal amount of the Amended Pequot Notes ($750,000) is due and payable on December 28, 2008, and the remaining principal balance and all interest accrued from February 28, 2008 to the date of payment of the principal amount is due on March 28, 2009. The Amended Pequot Notes bear interest at a rate per annum equal to 8.5% . Interest on the Amended Pequot Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s next designated series of preferred stock at a price per share of $.561.

The right of repayment of principal and interest on the Amended Pequot Notes is subordinated to the rights and security interest of (i) CDF in connection with the August 21, 2007, secured Credit Facilities Agreement (described below in this Item), and (ii) Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Manager”) and National Electric Benefit Fund (“NEBF”) in connection with the CP/NEBF Credit Agreement (CDF and NEBF collectively, the “Senior Lenders” and the Credit Facilities Agreement and the CP/NEBF Credit Agreement collectively the “Senior Debt”). While any default or event of default has occurred and is continuing with respect to any Senior Debt, the Company is prohibited from making any payments or distribution in respect of the Amended Pequot Notes.

Upon an event of default, as set forth in the Amended Pequot Notes, the holders of the Amended Pequot Notes may declare all amounts outstanding under the Amended Pequot Notes immediately due and payable and exercise other remedies permitted by the Amended Pequot Notes or at law or in equity, subject to the above mentioned subordination.

The February Pequot Warrants expire on March 29, 2012. The holders of the February Pequot Warrants may exercise the purchase rights represented by the February Pequot Warrants at any time after the Company’s designation of the series of preferred stock for which they are exercisable. Cashless exercise is permitted. The purchase price per share at which the holders of the February Pequot Warrants can purchase the Company’s shares of its next designated series of preferred stock is $.6375 per share. The Company allocated and charged approximately $0.1 million to debt discount, which will be amortized over the life of the Amended Pequot Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.1 million for the fair value of the February Pequot Warrants. The values attributed to the February Pequot Warrants were determined utilizing the Black-Scholes model. The foregoing description of the February Pequot Warrants does not purport to be complete, and is qualified in its entirety by reference to the full text of such document.

As of March 31, 2008, the Company was in compliance with all covenants prescribed under the Amended Pequot Notes and the Pequot Warrants.

Since the commencement of the Company’s fiscal year 2009, the Company entered in the following further agreements with Pequot.

On June 11, 2008 the Company and Pequot further amended the Amended Pequot Notes to change the maturity and payment terms such that all principal and all interest accrued on such notes from the date of original issuance of February 28, 2008 through the date of payment of the principal amount shall be due on December 15, 2009.

On June 11, 2008, the Company also issued and sold to Pequot the following Promissory Notes (the “June 11 Pequot Notes”) (1) Pequot Fund a promissory note in the principal amount of $2,410,235, and (2) Pequot Partners a promissory note in the principal amount of $339,765.

On June 11, 2008, the Company also issued and sold to Pequot the following Warrants (the “June 11 Pequot Warrants”): (1) Pequot Fund warrants entitling Pequot Fund to purchase 642,729 shares of the Company’s next designated series of preferred stock at an exercise price of $0.375 and (2) Pequot Partners warrants entitling Pequot Partners to purchase 90,604 shares of the Company’s next designated series of preferred stock at an exercise price of $0.375.

On June 16, 2008, the Company issued and sold to Pequot the following Promissory Notes (the “June 16 Pequot Notes”): (1) Pequot Fund a promissory note in the principal amount of $219,112, and (2) Pequot Partners a promissory note in the principal amount of $30,888. The June 11 Pequot Notes together with the June 16 Pequot Notes are sometimes referred herein as the “June Pequot Notes”, and collectively with the Amended Pequot Notes as the “Pequot Notes.”

On June 16, 2008, the Company also issued and sold to Pequot the following Warrants (the “June 16 Pequot Warrants”): (1) Pequot Fund warrants entitling Pequot Fund to purchase 56,545 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0.3875, and (2) Pequot Partners warrants entitling Pequot Partners to purchase 7,971 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0.3875. The June 11 Pequot Warrants together with the June 16 Pequot Warrants are sometimes referred herein as the “June Pequot Warrants”, and collectively with the February Pequot Warrants as the “Pequot Warrants.”

The June Pequot Notes are due and payable in full on December 15, 2009 and bear interest at a rate per annum equal to 8.5% . Interest on the June 11 Pequot Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s next designated series of preferred stock at a price per share of $0.33. Interest on the June 16 Pequot Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at a price per share of $0.341.

The right of repayment of principal and interest on the Pequot Notes is subordinated to the rights and security interest of the Senior Debt. While any default or event of default has occurred and is continuing with respect to any of the Senior Debt the Company is prohibited from making any payments or distribution in respect of the above mentioned notes.

The June 11 Pequot Warrants expire on June 11, 2012. The June 16 Pequot Warrants expire on June 16, 2012. The holders of such warrants may exercise the purchase rights represented by such warrants at any time after the Company’s designation of the series of preferred stock for which they are exercisable. Cashless exercise is permitted. The purchase price per share at which the holders of the June 11 Pequot Warrants can purchase the Company’s shares of its next designated series of preferred stock is $.375 per share. The purchase price per share at which the holders of the June 16 Pequot Warrants can purchase the Company’s designated series of preferred stock designated after the next series of preferred stock is $0.3875 per share.

Constellation Notes and Warrants

On June 16, 2008, the Company issued and sold to (1) Constellation Venture a promissory note in the principal amount of $249,617.80, (2) Constellation Offshore a promissory note in the principal amount of $132,834.65, (3) BSC a promissory note in the principal amount of $111,313.95, (4) CVC a promissory note in the principal amount of $6,233.60, (5) Constellation Venture warrants entitling Constellation Venture to purchase 64,417 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0.3875, (6) Constellation Offshore warrants entitling Constellation Offshore to purchase 34,280 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0.3875, (7) BSC warrants entitling BSC to purchase 28,726 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0. 3875, (8) CVC warrants entitling CVC to purchase 1,609 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0. 3875. The aforementioned promissory notes together, and the warrants together, respectively, are sometimes referred to herein as the “Constellation Notes,” and the “Constellation Warrants.”

The Constellation Notes have the identical terms as the June 16 Pequot Notes. The Constellation Warrants have the identical terms as the June 16 Pequot Warrants.

Credit Facilities Agreement

On August 21, 2007, the Company entered into a secured Credit Facilities Agreement (the "Credit Facilities Agreement") with CDF as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other Lenders listed in the Credit Facilities Agreement as (the “ Lenders”), providing a combined maximum availability of up to $34 million.

The Credit Facilities Agreement refinances the Company’s prior senior lender facilities and is secured by a first priority lien on and security interest in substantially all of the present and future assets of the Company, including the issued and outstanding stock of the Company (other than MTM Technologies, Inc.), except for permitted encumbrances. Credit and advances to the Company pursuant to the Credit Facilities Agreement are used to fund working capital and floor-planning needs, and for general corporate purposes. The initial advances were used to prepay all outstanding obligations of the Company under the Company’s secured financing agreement facility with CIT, as agent, and secured floor planning facility with Textron Financial Corporation (“Textron”), which facilities were terminated upon such prepayments in accordance with separate termination agreements with CIT and Textron, each of which dated August 21, 2007. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Credit Facilities Agreement.

A Revolving Credit Facility under the Credit Facilities Agreement encompasses a two year revolving credit facility, unless earlier terminated by the Company or the Lenders, for up to $20 million, subject to a borrowing base based on eligible accounts receivable, minus the sum of any outstanding Swingline Loan, Floorplan Shortfall, Letter of Credit Exposure, and Bid Bonds, and certain other limitations. All amounts under the Credit Facilities Agreement are due upon the termination thereof, subject to optional prepayment in accordance with the terms of the Credit Facilities Agreement, and mandatory repayment of any Swingline Loan in the event that any of the Lenders fails to pay its allocated portion thereof. Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3%.

A Floorplan Loan Facility under the Credit Facilities Agreement is not a commitment to lend or advance funds but is a discretionary facility, for up to $14 million, unless terminated by the Company or the Lenders, which allows the Company to finance inventory purchases from vendors as may be approved by the Administrative Agent, on an up to 45-day interest-free basis in many cases. Interest accrues after expiration of any applicable interest free period at a rate to be determined under each Transaction Statement, and not to exceed a maximum rate of 16% per annum in the event the Company objects to the terms under any Transaction Statement. Generally, the Company would receive at least 60 days advance notice of a termination of the Floorplan Facility, during which period the Company would continue to be able to finance inventory purchases under the facility.

A Letter of Credit Facility under the Credit Facilities Agreement allows the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of March 31, 2008, the Company had no outstanding letters of credit.

The Credit Facilities Agreement also gives the Company access to further potential purchase order financing through CDF's own “Star” (Short Term Accounts Receivable) program.

The Company is required to pay (i) on a monthly basis, an Unused Revolving Fee of 15 basis points on the difference between $20 million and the outstanding daily balance of the Revolving Loans (unless the Aggregate Revolving Loan, Swingline Loan and Letter of Credit Exposure is greater than 67% of $20 million), (ii) on an annual basis, an Annual Facility Fee of 20 basis points of the then-Aggregate Revolving Loan Commitment, (iii) letter of credit fees for each letter of credit issued pursuant to the Letter of Credit Facility of 3% per annum of the undrawn amount of such letter of credit plus a fronting fee of 0.125% of the face amount of each letter of credit, (iv) a closing fee to the Administrative Agent on the Credit Facilities Agreement, and (v) an annual management fee to the Administrative Agent.

The Company also entered into a First Amendment to the Credit Facilities Agreement with CDF, effective August 21, 2007, which provided that as to inventory acquired by the Company other than pursuant to the Floorplan Loan Facility, there will be a maximum invoice amount of $1.5 million at any time against which the Company may seek financing under the Credit Facilities Agreement and for certain modifications to the definitions regarding certain covenant calculations and floor plan inventory value to reflect the intent of the parties when they entered in the Credit Facilities Agreement.

Effective as of February 4, 2008, the Company entered into a Second Amendment to the Credit Facilities Agreement with CDF, which has given the Company additional flexibility whereby the Company is allowed to borrow against certain other receivables. The initial impact increased the Company’s availability by $0.5 million. On February 28, 2008, the Company entered into a Third Amendment to the Credit Facilities Agreement in order to (a) accommodate the February Pequot Notes and the February Pequot Warrants, since the terms and conditions of the Credit Facilities Agreement gives CDF the right to consent to and approve of various indebtedness incurred by the Company, (b) modify certain financial covenants contained in the Credit Facilities Agreement by reducing required minimum EBITDA amounts for the fiscal quarters ending on March 31, 2008 and on June 30, 2008, and (c) update the disclosures with respect to the representations and warranties in the Credit Facilities Agreement.

The Credit Facilities Agreement, as amended through March 31, 2008 requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on March 31, 2008 of $440,000, on June 30, 2008 of $1,365,000 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; restriction on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Upon a breach or an event of default by the Company with respect to the Amended Pequot Notes, the Pequot Warrants, the CP/NEBF Credit Facility (described below in this Item), the Constellation Notes, the Constellation Warrants or otherwise under the Credit Facilities Agreement that is not cured by the Company within any applicable grace period, any of the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

As of March 31, 2008, the Company was in compliance with all covenants prescribed under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement as of March 31, 2008, net of the minimum excess cash/marketable securities plus availability covenant of $1.5 million, amounted to approximately $4.3 million.

Since the commencement of the Company’s fiscal year 2009, the Company entered in the following amendments of the Credit Facilities Agreement.

As of May 16, 2008, the Company entered into a Fourth Amendment to the Credit Facilities Agreement which amended the definition of “Eligible Account” in order to give the Company added flexibility to borrow against certain Accounts which are customarily paid within 120 days, rather than 90 days.

As of June 11, 2008, the Company entered into a Fifth Amendment to the Credit Facilities Agreement in order to obtain various consents and to modify certain financial covenants contained in the Credit Facilities Agreement by (i) reducing minimum EBITDA to $0 for the fiscal quarter ending on June 30, 2008, and (ii) reducing the excess cash/marketable securities plus availability covenant for each of the fiscal months ending on June 30, 2008, July 31, 2008 and August 30, 2008, to $750,000 from $1,500,000.

CP/NEBF Credit Agreement

As of July 31, 2007, the Company entered into Amendment No. 1 to its secured Credit Agreement (the “CP/NEBF Credit Agreement”), dated as of November 23, 2005 and accompanying promissory note in the principal amount of $25 million (the “Note”), with CP Investment Management NEBF, and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”).

As an inducement to CP Investment Management and NEBF (collectively, the “Junior Creditor”) to enter into a Subordination Agreement dated as of August 21, 2007 (the "Subordination Agreement") with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the Company entered into Amendment No. 2 to the CP/NEBF Credit Agreement. Pursuant to Amendment No. 2, the CP/NEBF Credit Agreement was extended until November 23, 2010. Mandatory principal prepayments are also due upon the occurrence of a Liquidity Event or Partial Liquidity Event, generally involving a Change of Control or the issuance by the Company of securities, the proceeds of which exceed $25,000,000. The amount outstanding on the Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was reduced from 2% to 1% per annum through the first anniversary of the Second Amendment Date, and then will increase back to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11% per annum from the Closing Date through and including July 31, 2007, the First Amendment Date. For the period from August 1, 2007 through and including August 21, 2007, the Second Amendment Date, the amount required will provide the Lender with an internal rate of return during such time period of 13.5% per annum. At all times thereafter, until the date on which all Obligations have been paid in full, the amount required will provide the Lender with an internal rate of return during such time period of 15% per annum, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At March 31, 2008, $6.6 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $6.5 million is accrued and is payable at maturity. As discussed below in this Item, the payment premium to the Lender has been further amended under Amendment No. 5 to the CP/NEBF Credit Agreement entered into by the Company as of June 16, 2006.

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

As of February 28, 2008, the Company entered into Amendment No. 3 to the CP/NEBF Credit Agreement in order to (i) accommodate the February Pequot Notes and the February Pequot Warrants since the terms and conditions of the CP/NEBF Credit Agreement gives the Lender the right to consent to and approve of various indebtedness incurred by the Company, (ii) modify certain financial covenants contained in the CP/NEBF Credit Agreement by (a) reducing minimum EBITDA amounts as follows: (1) $396,000 for the fiscal quarter ended on March 31, 2008, and (2) $1,228,500 for the fiscal quarter ending on June 30, 2008, and (iii) update the disclosures with respect to the representations and warranties in the CP/NEBF Credit Agreement.

Required financial covenants were also modified to coincide substantially with those under the Credit Facilities Agreement. Amendments No. 2 and No. 3 to the CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on March 31, 2008 of $396,000, on June 30, 2008 of $1,228,500 and for each quarter thereafter to June 30, 2009, $1,800,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,350,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.08 to 1.00 as of the last day of each fiscal month. Subject to the terms of the Subordination Agreement, upon an event of default, the lenders under the CP/NEFB Credit Agreement may terminate such Credit Agreement and/or declare all amounts outstanding immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the CP/NEFB Credit Agreement, as amended. Terms not otherwise defined in this discussion have the meaning ascribed to them in the CP/NEFB Credit Agreement, as amended or in the Subordination Agreement. As of March 31, 2008, the Company was in compliance with all covenants prescribed under the CP/NEFB Credit Agreement.

Since the commencement of the Company’s fiscal year 2009, the Company entered in the following amendments of the CP/NEBF Credit Agreement.

On June 11, 2008 and June 17, 2008, the Company entered into Amendments No. 4 and 5 to the CP/NEBF Credit Agreement to obtain various consents and to modify certain financial covenants contained in the CP/NEBF Credit Agreement by (i) reducing required minimum EBITDA amounts for the fiscal quarter ending on June 30, 2008, and (ii) lowering the cash requirement for the June 30, 2008, July 31, 2008 and August 31, 2008 calculation dates to $675,000 from $1,350,000 in consideration for an increase of the payment premium that is due upon the earlier of the maturity date or the other specific occurrences as described in Amendment No. 5 and the CP/NEBF Credit Agreement equal to an amount which, when combined with previous payments made, will yield an internal rate of return of 15% per annum from the Closing Date. (ii) increase the borrowings under such CP/NEBF Credit Agreement by $3,000,000; in particular, the Companies issued and sold to NEBF an amended and restated secured promissory note in the principal amount of $28,000,000, which replaces the secured promissory note issued and sold to NEBF in the principal amount of $25,000,000 dated November 23, 2005.

Subject to the terms of the Subordination Agreement between the Junior Creditor and CDF, upon an event of default, the Lender under the CP/NEBF Credit Agreement may terminate the CP/NEBF Credit Agreement and/or declare all amounts outstanding immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the CP/NEBF Credit Agreement, as amended.

For the year ended March 31, 2008, the Company used cash of $11.9 million in operating activities. The cash used is derived from a net loss of $14.4 million plus a decrease in net operating liabilities of $13.5 million offset by non-cash charges of $16.0 million. The decrease in net operating liabilities relates primarily to a decrease in accounts receivable and in payables. Accounts receivable at March 31, 2008 includes a $3.6 million receivable of which $3.5 million was subsequently collected in June 2008. Accounts receivable net of the above decreased over $8.5 million from March 31, 2007 as a result of a strong collection effort especially with regard to past due accounts coupled with the impact of a new compensation plan whereby the commission structure was modified to include payments based on collected receivables and a lower overall receivable base. Additionally, accounts payable decreased as proceeds from the equity funding and from the working capital line with CDF were used to pay vendors. Accrued expenses decreased primarily due to the payout of accrued restructuring costs and payments related to acquired businesses coupled with lower operating costs as a result of cost cutting initiatives.

Cash used in investing activities was $2.4 million for the year ended March 31, 2008 related to additions to capital expenditures compared with $6.6 million for the comparable prior year which consisted of capitalized costs related to the internal development of purchased and developed software and infrastructure investment of $3.2 million. The Company has no plans for any material purchases of property and equipment including capital software projects for fiscal 2009.

Cash provided by financing activities was $13.1 million for the year ended March 31, 2008, which was primarily the result of net cash proceeds received from the issuance of shares of Series A-6, A-7 and A-8 Preferred Stock of $9.2 million and cash proceeds of $2.5 million from our issuance of the February Pequot Notes, for the purpose of funding working capital needs, and increased borrowings on our working capital lines under our Credit Facilities Agreement with CDF. The Company had net borrowings under its Credit Facilities Agreement of $1.8 million during fiscal 2008, which consisted of additional gross borrowings of $317.0 million offset by gross repayments of $315.2 million.

Contractual Obligations

The following table sets forth, as of March 31, 2008, the Company’s known contractual obligations and borrowings, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in thousands).

	Payment Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

	(In thousands of dollars)

Secured revolving credit facilities	$8,100	$8,100	—	—	—
Inventory financing agreements	15,807	15,807	—	—	—
Related party note payable (1)	2,729	2,729	—	—	—
Secured promissory note (1)	45,668	313	$45,355	—	—
Capital lease obligations	468	401	67	—	—
Operating lease obligations	14,768	3,679	5,855	$2,812	$2,422

Total	$87,540	$31,029	$51,277	$2,812	$2,422

(1)   Amounts include the principal maturities and expected interest payments.

The Company sustained net losses during the years ended March 31, 2008 and 2007. Working capital at March 31, 2008 was a deficit of $3.3 million as compared to a working capital deficit of $12.4 million at March 31, 2007. The Company has made a concerted effort in the past two years to improve its working capital position, including issuing additional shares of preferred stock raising over $9.0 million in the current fiscal year alone, a $6.0 million restructuring in fiscal 2007, and instituting other cost control initiatives and programs. Capital expenditures for the year ended March 31, 2008 were $2.4 million compared with $6.6 million for the comparable prior year period. The Company currently has no commitments for material capital expenditures. In August 2007, the Company successfully refinanced its working capital lines of credit with a $34 million credit facilities agreement with CDF which provided the Company with additional capital and increased purchasing flexibility. Our business requires significant levels of working capital to fund future revenue growth and current operations. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. We are focused on looking at avenues to secure additional open lines of credit with vendors and have recently negotiated additional flexibility in borrowing restrictions and reserves under our credit facilities. We continue to drive collection of accounts receivable and are actively managing our expenses to achieve greater economies of scale.

As of June 17, 2008 we have successfully completed several financing arrangements which generated net proceeds of $9.0 million, including $2.5 million in February 2008 from the Pequot Notes, another $3.5 million from the Pequot June 11 Notes, the Pequot June 16 Notes, and the Constellation Notes, and $3.0 million in additional financing under the CP/NEBF Credit Agreement. The proceeds of which will be used to fund working capital needs. Additionally, the Company has negotiated additional flexibility in availability under the Credit Facilities Agreement with CDF and has received relaxed covenant restrictions for the first quarter of fiscal 2009 from both CDF and CP Investment Management and NEBF.

Our future liquidity and capital requirements will depend on numerous factors, including, general economic conditions and conditions in the technology industry in particular; the cost effectiveness of our product and service development activities; our dependence on third party licenses and our ability to maintain our status as an authorized reseller/service provider of IT products, and our ability to leverage our centralized infrastructure, all of which may impact our ability to achieve and maintain profitability. The Company anticipates that its available cash including the proceeds received from the financing arrangements described above in the first quarter of fiscal 2009 together with its available credit facilities should be adequate to fund our operations in the foreseeable future. The Company currently has no commitments for material capital expenditures. To the extent that our existing capital resources are insufficient to meet our working capital requirements we may seek to raise additional funds from the Investors or seek additional financing arrangements. However, no assurance can be given that such financing may be obtained on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Recently Issued Accounting Pronouncements

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The application of FIN 48 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of cash flows during the year ended March 31, 2008.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date for one year for certain nonfinancial assets and nonfinancial liabilities and removed certain leasing transactions from its scope. The Company must adopt these new requirements no later than its first fiscal quarter of 2009 and is currently evaluating whether the adoption of SFAS No. 157 will have an impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s first quarter of fiscal 2009. The Company does not expect that the adoption of this standard will have a material impact on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at fair values as of that date, with limited exceptions. SFAS No. 141(R) requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS 141(R) also requires additional disclosures designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement the provisions of SFAS No. 141(R) for any acquisitions made by the Company on or subsequent to April 1, 2009.

Subsequent Events

Subsequent events which relate to the financial arrangements entered into by the Company during the Company’s fiscal year 2008 have been included within the discussion hereinabove set forth in this Item 7.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Set forth below is a list of our audited consolidated financial statements included in this Annual Report on Form 10-K and their location.

Item	Page*

Report of McGladrey & Pullen, LLP	F-1
Report of Goldstein Golub Kessler LLP	F-2
MTM Technologies, Inc. and subsidiaries consolidated balance sheet at March 31, 2008 and 2007	F-3
MTM Technologies, Inc. and subsidiaries consolidated statements of operations for the years ended March 31, 2008 and 2007	F-4
MTM Technologies, Inc. and subsidiaries consolidated statements of shareholders’ equity for the years ended March 31, 2008 and 2007	F-5
MTM Technologies, Inc. and subsidiaries consolidated statements of cash flows for the years ended March 31, 2008 and 2007	F-6
MTM Technologies, Inc. and subsidiaries notes to consolidated financial statements	F-7

* Page F-1 follows Part III to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 15, 2007, we were notified that certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”) in a limited asset purchase agreement effective October 3, 2007. As a result, GGK resigned as our independent registered public accounting firm effective as of November 15, 2007 and M&P was appointed by our audit committee as our new independent registered public accounting firm for the Company’s annual financial statements for the year ended March 31, 2008.

The audit reports of GGK on the consolidated financial statements of MTM Technologies, Inc. and Subsidiaries, as of and for the year ended March 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years, the Company did not consult with either GGK or M&P regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or reportable event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K. Prior to the Company’s appointment of both M&P and GGK as its independent auditor, the Company had not consulted GGK or M&P regarding any accounting or auditing matters.

Item 9A. Controls and Procedures.

Not applicable.

Item 9A(T). Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     As of the end of the period covered by this Annual Report on Form 10-K, we conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our "disclosure controls and procedures" (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commissions rules and forms.

(b) Management's report on internal control over financial reporting.

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2008, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

     This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting since temporary rules of the SEC permit the Company to provide only management's report on this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

     As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance Matters

Directors and Executive Officers

Set forth below is a brief description of the background of each of our directors and executive officers as of May 31, 2008, based on information provided to us by them. Each director currently serving has been elected to a term that expires at the next Annual Meeting of shareholders.

		Principal Positions and	Director
Name	Age	Offices with our Company	Since

Gerald A. Poch	61	Non-executive Chairman of the Board of Directors	2004
Keith B. Hall	54	Director	2008
William Lerner	73	Director	1995
Alvin E. Nashman	81	Director	1998
Sterling Phillips	61	Director	2008
Arnold J. Wasserman	70	Director	1998
Thomas Wasserman	33	Director	2005
Steven Stringer	53	President and Chief Operating Officer	N/A
J.W. Braukman III	54	Senior Vice President and Chief Financial Officer	N/A
Frank Carlucci	45	Senior Vice President of Sales	N/A
Stephen Hicks	49	Senior Vice President and General Counsel	N/A

     Gerald A. Poch has served as Managing Director of Pequot Capital Management, Inc., the investment manager/advisor for Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III L.P., since 1999. Mr. Poch also served as a Managing General Partner of both Pequot Fund and Pequot Partners. From August 1998 through January 2000, he was a principal of Pequot Capital Management, Inc. and co-leader of Pequot Fund’s and Pequot Partners’ venture capital team. From August 1996 to June 1998 he was the Chairman, President and Chief Executive Officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as Co-Chairman and Co-President, of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems. Mr. Poch is a director of a number of private companies.

     Keith B. Hall has served as a director since February 2008. Mr. Hall was Senior Vice President and Chief Financial Officer of LendingTree, Inc., a division of InterActive Corp. (IACI), from 1999 to 2007. Prior to LendingTree, Mr. Hall served as Vice President and Chief Financial Officer for three other publicly traded companies that were subsequently acquired (Broadway & Seymour, Inc., from 1997 to 1999; Loctite Corporation from 1996 to 1997; and, Legent in 1995). Mr. Hall also served in the financial organization of United Technologies (UTX) from 1983-1995. Mr. Hall serves as a member of the board of directors of the following companies: Tectura, one of the world’s leading providers, implementers and integrators of Microsoft business management solutions (since 2008; and Chairman of its Corporate Governance Committee); NewRiver, Inc., a private Internet company serving the mutual fund industry (since 2004), and Blue Holdings, Inc. a NASDAQ listed designer, manufacturer and distributor of high-end fashion jeans (since 2008). Until its acquisition earlier this year, Mr. Hall served since 2007 as a member of the board of directors and Chairman of the Audit Committee for Electronic Clearing House, Inc., a provider of electronic payment and transaction processing services. Mr. Hall is also on the Board of Trustees of Coe College in Cedar Rapids, Iowa.

     William Lerner has served as chairman of our Corporate Governance and Nominating Committee since November 2003. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York since 1961 and in Pennsylvania since 1990. Mr. Lerner is a director/trustee of the Reich & Tang Family of Money Market Mutual Funds including The Daily Income Fund, and several state tax free money market funds including California, Connecticut, New Jersey and New York. Until December 2007 he was a director of Coach Industries, Group, Inc. a public company engaged in providing specialized business services to companies in the Courier, Limousine and Transportation industries that utilize independent contractors in the performance of their services.

     Alvin E. Nashman has been an independent consultant in the field of computer service for the past ten years. Dr. Nashman is a director of Freedom Bank of Virginia.

     Sterling Phillips is a Venture Partner with Pequot Ventures, the venture capital arm of Pequot Capital Management, Inc. Pequot Capital Management, Inc. is the Investment Manager for Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. Mr. Phillips joined Pequot Ventures in 2007. Prior to joining Pequot Ventures, Mr. Phillips served for six years as Chairman and Chief Executive Officer of Analex Corporation, a publicly traded federal professional services firm that was acquired in March 2007 by QinetiQ North America. Prior to joining Analex Corporation, Mr. Phillips was Senior Vice President of Federal Data Corporation (now part of Northrop Grumman).

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

     Thomas Wasserman has served as Managing Director at Constellation Ventures which he joined in June 2001 as an associate before becoming a Vice President. From March 2000 to June 2001, he served as a senior manager of corporate development for 360Networks, a global telecommunications service provider. Prior to 360Networks Mr. Wasserman worked at Charterhouse Group International, a private equity firm, and at the investment banking firm of Donaldson, Lufkin and Jenrette. Mr. Wasserman is a director of a number of private companies including Bridgevine, Inc., One Phone AB and Crispy Gamer, Inc.

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

     J.W. (Jay) Braukman III has served as a Senior Vice President, as well as our Chief Financial Officer, since September 2006. Mr. Braukman’s experience includes 23 years with The General Electric Company (“GE”), where he held numerous executive positions, including Chief Financial Officer of several divisions. In addition to his experience at GE, Mr. Braukman served during 2006 as Chief Financial Officer of Cleartel Communications, Inc., a CLEC. His prior experience also includes serving from 2004 until 2005 as Chief Financial Officer of Chiquita Brands International, Inc., a publicly traded company in the New York Stock Exchange, as Chief Operating Officer from 2002 until 2004 of ITC ^Deltacom, Inc., a publicly held company, and as Chief Financial Officer from 2000 until 2001 of Rhythms, a publicly traded company in the NASDAQ stock market.

     Frank Carlucci has served as our Senior Vice President of Sales since January 2008. Prior to joining MTM, Mr. Carlucci served as Senior Vice President, Worldwide Sales for Extreme Networks, Inc. a publicly traded provider of data networking solutions from July 2004 to July 2007. From August 1998 to July 2004, Mr. Carlucci was Vice President for Avaya Inc. Mr. Carlucci resigned from the Company on June 6, 2008.

     Stephen Hicks has served as our Senior Vice President, as well as General Counsel and Corporate Secretary, since January 2008. From November 2006 to December 2007 Mr. Hicks served as Vice President, General Counsel & Corporate Secretary at OutlookSoft Corp. in Stamford, an international provider of performance management and business intelligence software acquired by SAP in 2007. From August 2000 to November 2006, Mr. Hicks was Vice President, General Counsel & Corporate Secretary at AMICAS, Inc. (formerly VitalWorks Inc.) in Boston, a healthcare information technology company. Mr. Hicks was also a member of the executive staff of the New York State Attorney General’s office from 1995 to 1998.

Under the terms of the Restated Shareholders Agreement, each of Mr. Poch and Mr. Phillips are directors designated by Pequot Capital Management, Inc. and Mr. T. Wasserman is a director designated by Constellation. See Item 12, “Security Ownership of Certain Beneficial Owners and Management—Restated Shareholders’ Agreement.”

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, except as provided below, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2008 fiscal year.

Frank Carlucci was hired by the Company as an executive officer on January 7, 2008 and Keith B Hall was appointed to the Board of Directors on February 8, 2008. In both cases the required Form 3’s were filed late during our fiscal year ended March 31, 2008. A Form 4 with regard to the March 28, 2008 Amended Pequot Notes was filed late in April 2008.

Code of Ethics

Our Board of Directors has established a code of business conduct and ethics (“Code”) that applies to all employees and our principal executive, financial and accounting officer(s). On April 2, 2008, the Board of Directors modified the Code. A copy of our Code is filed as Exhibit 14.1 to this Annual Report on Form 10-K. The Code is posted on the Company’s website at http://www.mtm.com/investorrelations/codeofbusinessconductethics.asp.

Committees of our Board of Directors

Our Board of Directors currently has four standing committees, consisting of an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and an Independent Directors Committee.

Audit Committee

Our Audit Committee currently is composed of Keith B. Hall, William Lerner, Alvin E. Nashman and Arnold J. Wasserman, with Mr. Wasserman serving as its chairman. We believe that each of these committee members is “independent,” within the meaning of such term under applicable law and the Marketplace Rules of The NASDAQ Stock Market, Inc. Our Board of Directors has determined that Mr. Hall and Mr. Wasserman are each an “audit committee financial expert,” as such term is defined by the SEC. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our independent auditors. Its duties include:

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

Our Board of Directors adopted a charter for its Audit Committee in 2001. We amended the Audit Committee Charter in June 2003 in order to comply with rules mandated by the SEC. The Audit Committee charter is posted on the Company’s website at http://www.mtm.com/InvestorRelations/AuditCommitteeCharter.asp.

Compensation Committee

Our Compensation Committee currently is composed of William Lerner, Alvin E. Nashman and Sterling Phillips, each of whom is an “independent” director, within the meaning of the current NASDAQ rules, with Mr. Phillips serving as its chairman. The duties of our Compensation Committee include recommending to the full Board of Directors remuneration to be paid our executive officers, determining the number of and conditions related to the exercise of options and other equity incentives granted pursuant to our various stock plans and recommending the establishment and monitoring of a compensation and incentive program for all of our executive officers.

The Compensation Committee charter is posted on the Company’s website at http://www.mtm.com/InvestorRelations/CompensationCommitteeCharter.asp.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee currently is composed of William Lerner, Sterling Phillips, Arnold J. Wasserman and Thomas Wasserman, with Mr. Lerner serving as its chairman. The duties of our Corporate Governance and Nominating Committee include overseeing our board’s policies, reviewing director compensation, as well as ensuring that we are in compliance with all applicable federal and state securities laws and the NASDAQ rules, and determining our Board of Directors’ slate of director-nominees for each shareholder election of directors.

The Corporate Governance and Nominating Committee charter is attached as Appendix A to the Proxy Statement contained as a part of our definitive Schedule 14A filed with the Securities Exchange Commission on October 20, 2004, and can be found on our website at http://www.mtm.com/InvestorRelations/CorporateGovernanceCommitteeCharter.asp.

In identifying and evaluating nominees for director, including nominees recommended by shareholders, the Corporate Governance and Nominating Committee shall take into consideration any criteria approved by the board, which may include:

•	judgment, skill, diversity, experience with business and other organizations in related industries and of comparable size;

•	the interplay of the candidate’s experience with the experience of the other board members; and

•	the extent to which the candidate would be a desirable addition to the board and any committees of the board

Other than the foregoing, and the independence requirements discussed above, there are no stated minimum criteria for director nominees.

Nominating Process

The Corporate Governance and Nominating Committee will consider all candidates recommended by shareholders in accordance with the procedures set forth below. Shareholders who wish to recommend a nominee for election as director at an annual shareholders meeting must submit their recommendations at least 120 calendar days before the date that our Proxy Statement is released to shareholders in connection with the previous year’s annual meeting of shareholders. Shareholders may recommend candidates for consideration by the Board by writing to Investor Relations, at our corporate offices, 1200 High Ridge Road, Stamford, Connecticut 06905, giving the candidate’s name, business and residence contact information, biographical data, including the principal occupation or employment of the candidate, qualifications, the class and number of our shares, if any, beneficially owned by such candidate, a description of all arrangements or understandings between the shareholder and the candidate and any other person or persons (naming them) pursuant to which the nominations are to be made by the shareholder and any other information relating to the candidate that is required to be disclosed in solicitations of proxies for election of directors, or as otherwise required, pursuant to Regulation 14A under the Exchange Act of 1934. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director must accompany any shareholder recommendation. Any shareholder who wishes to recommend a nominee for election as director also must provide his, her or its name and address, as they appear in our books, the number and class of shares beneficially owned by such shareholder and any other information that is required to be provided by the shareholder pursuant to Regulation 14A under the Exchange Act of 1934.

Independent Directors Committee

Our Independent Directors Committee was formed by our Board of Directors in September 2004. It consists only of directors who are neither members of management nor associated with Pequot or Constellation and is to consider, review and provide guidance and oversight regarding transactions or other situations in which other board members, who are either members of management or employees of Pequot or Constellation, have interests that may be in addition to, or different from, the interests of the shareholders in general. This committee currently is composed of Keith B. Hall, William Lerner, Alvin E. Nashman and Arnold J. Wasserman, with Mr. Wasserman serving as its chairman.

Meetings of Our Board of Directors and its Committees

Our Board of Directors held seven formal meetings during our fiscal year ended March 31, 2008 and acted five times by unanimous written consent. During our 2008 fiscal year: (i) Our Audit Committee held six formal meetings, (ii) our Compensation Committee held one formal meeting and acted one time by unanimous written consent, (iii) our Corporate Governance and Nominating Committee did not hold a formal meeting, and (iv) our Independent Directors Committee held one formal meeting and acted one time by unanimous written consent. Each member of our Board of Directors attended, in person or telephonically, at least 75% of the total number of meetings of our board and each committee of the board on which the director serves.

Item 11. Executive Compensation

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

The Company’s executive compensation philosophy is to align the interests of executive management with shareholder interests and with the Company’s business strategy and success, through an integrated executive compensation program that considers performance against specific business objectives and growth in total shareholder value. The key elements of executive compensation are competitive base salary, quarterly and annual incentives, and equity participation. The aggregate compensation package is designed to attract and retain individuals critical to the long-term success of the Company, to motivate these persons to perform at their highest levels, and to reward exceptional performance.

The Company has entered into agreements with its current named executive officers and certain other key employees. The purpose of these agreements is to ensure predictability in determining the executives’ terms and conditions of employment, to provide the executives with some security so that they are able to devote their full attention to providing superior performance, and to provide a reasonable level of protection, based on their relative position in the organization, in the event they are terminated without cause. Each named executive officer’s employment or severance agreement provides for certain severance payments and benefits in the event that his employment is terminated by the Company without “cause”, or by the executive with “good reason”, or upon the executive’s death or total disability. These payments and benefits are more fully described below.

Summary Compensation Table for Fiscal Year 2008

The following table sets forth, with respect to our fiscal year ended March 31, 2008 and 2007, all compensation earned by our Principal Executive Officer (“PEO”), and one other of our most highly compensated “named executive officers” other than our PEO who was serving as an executive officer at the end of our 2008 fiscal year and whose total compensation exceeded $100,000, and one other individual who would have been among the most highly compensated executive officers except for the fact that such person was not serving as an executive officer at the end of our 2008 fiscal year.

	Fiscal		Stock		Option		All Other
Name and Principal Position(s)	Year	Salary	Awards(1)		Awards(1)		Compensation	Total

Francis J. Alfano (2)	2008						$806,850	$806,850
Former Chief Executive Officer	2007	$350,000	$17,395	(3)	$805,393	(3)		$1,172,788

Steven Stringer(4)	2008	$335,000	$28,354		$212,286			$575,640
President and Chief Operating Officer	2007	$335,000	$24,638		$193,018			$552,656

J.W. Braukman III (5)	2008	$260,000	$13,125		$89,375			$362,500
Senior Vice President and Chief Financial Officer	2007	$133,000	$6,563		$44,688		$47,728	$231,979

(1) See Footnote 7 to the Company’s Consolidated Financial Statements contained herein for a discussion of the assumptions made in the valuation of Stock Awards and Option Awards for financial reporting purposes.

(2) Mr. Alfano served as our PEO from May 21, 2004 to April 26, 2007.

(3) In connection with the termination of Mr. Alfano’s employment with the Company, the vesting of all of Mr. Alfano’s unvested stock options and restricted stock units was accelerated and the Company recorded the associated compensation expense during the 2007 fiscal year. The impact of this transaction is reported under the “Stock Award” and “Option Award” columns, since the associated expense was recorded in fiscal 2007.

(4) Mr. Stringer has served as our PEO since April 27, 2007.

(5) Mr. Braukman has served as our Senior Vice President and Chief Financial Officer since September 28, 2006.

Summary Compensation Table Narrative.

Amounts shown as “Salary” include gross salary earned for the fiscal year ended March 31.

The “Stock Awards” column reports the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R), for restricted stock units held, excluding the impact of estimated forfeitures related to service based vesting conditions. The Company adopted SFAS No. 123(R) effective April 1, 2006 using the modified prospective transition method. Amounts shown in the Stock Awards column do not reflect compensation actually received by the named executive officer.

The “Option Awards” column reports the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R), for options held, excluding the impact of estimated forfeitures related to service based vesting conditions. The Company adopted SFAS No. 123(R) effective April 1, 2006 using the modified prospective transition method. Amounts shown in the Option Awards column do not reflect compensation actually received by the named executive officer.

The amount reported for Mr. Alfano in “All Other Compensation” consists of post-termination consulting fees of $758,333, a one-time fee for entering into a severance and release agreement of $29,167, post-termination health benefits funded by the company of $14,350, and legal fee reimbursements of $5,000, in each case accrued by the Company during fiscal 2007 in connection with the termination of Mr. Alfano’s employment in April 2007. The Company reported this amount in Mr. Alfano’s 2007 total compensation in the 2007 Annual Report on Form 10-K. All amounts shown are the actual costs the Company incurred and paid during fiscal year 2008.

The amount reported for Mr. Braukman in “All Other Compensation” consists of reimbursed relocation expenses in connection with Mr. Braukman’s hiring of $47,728.

Essential to an understanding of the Summary Compensation Table is an understanding of the Employment and Severance Agreements of the named executive officers.

Summary of Employment Agreements

Named Executive Officers who Terminated Employment During 2008.

Frank Alfano. We entered into an employment agreement, dated June 28, 2006, with Francis J. Alfano (as amended, the “Alfano Employment Agreement”) to employ Mr. Alfano as our Chief Executive Officer (“CEO”). The Alfano Employment Agreement had an initial term of three (3) years (the “Initial Term”). Mr. Alfano was paid a base salary of $350,000 per annum and was eligible to receive an annual bonus based upon the achievement of performance targets established under the Company’s Management Bonus Plan of up to 75% of his base salary payable 67% in cash and 33% in common stock consisting of 35,000 shares of common stock, subject to certain limitations on the number of shares to be issued. Payment of the annual bonus is subject to the achievement of performance targets established under the Company’s management bonus plan. Mr. Alfano did not receive a bonus in fiscal year 2007 because the Compensation Committee did not approve performance targets. In March, 2007, the Company and Mr. Alfano reached an agreement in principle regarding Mr. Alfano’s departure as CEO of the Company. On April 12, 2007 the Company reported, among other things, that Mr. Alfano would be departing to pursue other opportunities and that simultaneous with his departure as CEO, Mr. Alfano would also resign from the Board of Directors. On April 26, 2007 we entered into a definitive Consulting Service Agreement (the “Alfano Consulting Service Agreement”) with Mr. Alfano and Tory Ventures LLC (the “Consultant”). Mr. Alfano is the sole member of the Consultant. The Alfano Consulting Service Agreement commenced on April 26, 2007 and terminates on June 30, 2009. For services rendered under the Alfano Consulting Service Agreement, the Company paid or will pay Consultant, among other things (i) a signing bonus of $58,333.33 on May 15, 2007 in accordance with the normal payroll practices of the Company and (ii) fees at the rate of $29,166.67 per month, payable in arrears in twice monthly payments with the initial payment on May 15, 2007 in accordance with the normal payroll practices of the Company, provided that a lump sum payment on March 31, 2008 shall be made which shall include fees from April 1, 2008 through March 31, 2009. We are providing Mr. Alfano health benefits at no cost for the term of the Alfano Service Consulting Agreement. Upon a change of control of the Company all compensation under the Alfano Consulting Service Agreement shall become immediately due and payable.

Additionally, in connection with these agreements the vesting of Mr. Alfano’s unvested stock options and restricted stock units were accelerated and became fully vested and immediately exercisable.

In connection with these arrangements, Mr. Alfano and the Company executed mutual releases and Mr. Alfano agreed that for a period ending on the earlier of (i) April 26, 2009 or (ii) the date of a valid termination of the Alfano Consulting Service Agreement by him, that he will be prohibited from engaging in any Business Activities on behalf of any person, firm or corporation, and, subject to certain limitations, he shall not acquire any financial interest in any entity which engages in Business Activities within 200 miles of any of the Company’s offices in operation on the commencement date of the Alfano Employment Agreement and within 100 miles of any office of the Company established after such commencement date. During the period that the foregoing non-competition restriction applies, Mr. Alfano shall not, without the written consent of the Company: (i) solicit any employee of the Company or any of the Company’s affiliates to terminate his employment, or (ii) solicit any customers, partners, resellers, vendors or suppliers of the Company on behalf of any individual or entity other than the Company or its affiliates. “Business Activities” means conduct of business as a computer and communications technology management and/or consulting business providing information technology networking and data center services, including secure access, VOIP storage, security, messaging solutions, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions.

All Other Named Executive Officers.

Steve Stringer. We entered into an employment agreement dated October 1, 2004 with Mr. Stringer which agreement was superseded by an agreement dated August 10, 2006 (the “Stringer Employment Agreement”), to employ Mr. Stringer as our President and Chief Operating Officer. The Stringer Employment Agreement has an initial term ending December 31, 2009 (the “Initial Term Date”). On the Initial Term Date and each subsequent anniversary of the Initial Term Date, the term of the agreement shall automatically be extended for an additional period of twelve (12) months; provided, however, that either party may elect not to extend the agreement by giving written notice to the other party at least twelve (12) months prior to the Initial Term Date or any anniversary date thereof. Mr. Stringer is paid a base salary of $335,000 per annum and is eligible to receive an annual bonus based upon the achievement of performance targets of up to 75% of his base salary payable 67% in cash and 33% in common stock consisting of 25,000 shares of common stock, subject to certain limitations on the number of shares to be issued. Payment of the annual bonus is subject to the achievement of performance targets established under the Company’s management bonus plan. Mr. Stringer did not receive a bonus in fiscal years 2008 and 2007 because the Compensation Committee did not approve performance targets. Concurrent with the execution of the Stringer Employment Agreement, Mr. Stringer was granted 107,000 options to purchase shares of Company stock and a grant of 20,000 restricted stock units. The Stringer Employment Agreement’s termination related clauses and benefits are described below.

The tables below provide an estimate of the payments that would be made to Mr. Stringer under various termination scenarios. These include voluntary termination, termination by the Company without “cause” or by the executive with “good reason,” and “for cause” termination by the Company. The amounts shown are estimates assuming that such termination was effective as of March 31, 2008. The actual amounts to be paid can only be determined at the time of such executive’s termination of employment from the Company.

		Involuntary
Steven Stringer - Executive		Termination
Benefits and Payments on	Voluntary	Without Cause or	For Cause
Termination	Termination	for Good Reason	Termination

Severance Payments	$0	$586,250	$0
Post Termination Employee Benefits	0	35,844	0
Acceleration of Equity Awards (1)	0	306,855	0

	$0	$928,949	$0

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R).

In the event of a termination of Mr. Stringer’s employment during the term of the Stringer Employment Agreement by the Company without “cause” or by Mr. Stringer for “good reason” or as a result of his death or permanent and total disability, the Company agreed to provide to Mr. Stringer (or his legal representative):

  A continuance of his salary at one hundred percent (100%) of his then current base salary, for a period equal to the greater of (i) one year from the date of termination of Mr. Stringer’s employment or (ii) the period ending on the Initial Term Date (the “Severance Period”).

  Subject to certain limitations, during the Severance Period, Mr. Stringer will be entitled to a continuance of coverage under all health, life, disability and similar employee benefit plans and programs on the same basis as he was entitled to participate immediately prior to the commencement of the Severance Period.

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

In the event that Mr. Stringer’s employment with the Company is terminated during the term of the Stringer Employment Agreement by the Company for “cause”, or by Mr. Stringer other than for “good reason”, the Company will pay to him (or his legal representative) any earned but unpaid salary amounts and any unreimbursed expenses through his final date of employment with the Company, and the Company shall have no further obligations to him.

The foregoing payments are in lieu of any other severance benefits to which Mr. Stringer is entitled pursuant to any other severance plans, programs, arrangements, or policies of the Company.

During the term of the Stringer Employment Agreement and for a period of: (i) two years thereafter upon Mr. Stringer’s non-renewal of that agreement, (ii) one year thereafter upon the Company’s non-renewal of that agreement, or (iii) two years thereafter upon termination of employment by either Mr. Stringer or the Company for any reason other than non-renewal, Mr. Stringer is prohibited from engaging in any Business Activities on behalf of any person, firm or corporation, and, subject to certain limitations, he shall not acquire any financial interest in any entity which engages in Business Activities within 200 miles of any of the Company’s offices in operation on the commencement date of the Stringer Employment Agreement and within 100 miles of any office of the Company established after such commencement date. During the period that the foregoing non-competition restriction applies, Mr. Stringer shall not, without the written consent of the Company: (i) solicit any employee of the Company or any of the Company’s affiliates to terminate his employment, or (ii) solicit any customers, partners, resellers, vendors or suppliers of the Company on behalf of any individual or entity other than the Company or its affiliates. “Business Activities” means conduct of business as a computer and communications technology management and/or consulting business providing information technology networking and data center services, including secure access, VOIP, storage, security, messaging solutions, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions.

J.W. Braukman III. We entered into a letter agreement with Mr. Braukman dated September 12, 2006, which was amended by an agreement dated September 28, 2006 (the “Braukman Agreement”), to employ Mr. Braukman as our Senior Vice President and Chief Financial Officer at a base salary of $260,000 per annum. Mr. Braukman is eligible to receive a bonus to be determined by the Board of Directors and the Compensation Committee consistent with our management bonus plan. Mr. Braukman did not receive a bonus in fiscal years 2008 and 2007. Concurrent with the execution of the Braukmant Agreement, Mr. Braukman was granted 250,000 options to purchase shares of Company stock and a grant of 35,000 restricted stock units. The Braukman Agreement’s termination related clauses and benefits are described below.

The tables below provide an estimate of the payments that would be made to Mr. Braukman under various termination scenarios. These include voluntary termination, termination by the Company without “cause” or by the executive with “good reason,” and “for cause” termination by the Company. The amounts shown are estimates assuming that such termination was effective as of March 31, 2008. The actual amounts to be paid can only be determined at the time of such executive’s termination of employment from the Company.

		Involuntary
Jay Braukman - Executive		Termination
Benefits and Payments on	Voluntary	Without Cause or	For Cause
Termination	Termination	for Good Reason	Termination

Severance Payments	$0	$260,000	$0
Post Termination Employee Benefits	0	15,363	0
Acceleration of Equity Awards (1)	0	259,443	0

	$0	$534,806	$0

(1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.

In the event of a termination of Mr. Braukman’s employment on or before the fourth anniversary date of the Braukman Agreement by the Company without “cause” or by Mr. Braukman for “good reason” or as a result of his death or permanent and total disability, the Company agreed to provide to Mr. Braukman (or his legal representative):

  A continuance of his salary at one hundred percent (100%) of his then current base salary, for a period equal to one year from the date of termination of Mr. Braukman’s employment (the “Severance Period”).

  Subject to certain limitations, during the Severance Period, Mr. Braukman will be entitled to a continuance of coverage under all health, life, disability and similar employee benefit plans and programs on the same basis as he was entitled to participate immediately prior to the commencement of the Severance Period.

Additionally, the impact of Mr. Braukman’s termination of employment on the stock options or other equity incentives held by him (including the maximum period that any such option or other equity incentive shall remain exercisable) shall be governed by the applicable equity incentive plan and agreement. All stock options and other equity incentives granted to Mr. Braukman provide that, upon termination of his employment by the Company other than for “cause” or by him for “good reason”, any unvested shares subject to such options or other equity incentives shall become fully vested and immediately exercisable in connection with such termination.

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

The foregoing payments are in lieu of any other severance benefits to which Mr. Stringer is entitled pursuant to any other severance plans, programs, arrangements, or policies of the Company.

During the term of Mr. Braukman’s employment and for a period of: (i) two years following Mr. Braukman’s termination of his employment or (ii) one year following the Company’s termination of his employment, Mr. Braukman is prohibited from engaging in any Business Activities on behalf of any person, firm or corporation, and, subject to certain limitations, he shall not acquire any financial interest in any entity which engages in Business Activities within 200 miles of any of the Company’s offices in operation on the commencement date of the Braukman Employment Agreement and within 100 miles of any office of the Company established after such commencement date. During the period that the foregoing non-competition restriction applies, Mr. Braukman shall not, without the written consent of the Company: (i) solicit any employee of the Company or any of the Company’s affiliates to terminate his employment, or (ii) solicit any customers, partners, rese llers, vendors or suppliers of the Company on behalf of any individual or entity other than the Company or its affiliates. “Business Activities” means conduct of business as a computer and communications technology management and/or consulting business providing information technology networking and data center services, including secure access, VOIP, storage, security, messaging solutions, network and mainframe connectivity consulting, remote network monitoring and management, network and system diagnostics, product maintenance and support, training, and product procurement solutions.

Outstanding Equity Awards at Fiscal 2008 Year End

	Option Awards					Stock Awards
								Market
								Value
								of Shares or
						Number of		Units of
				Option		Shares or Units of		Stock
				Exercise	Option	Stock That		That Have
	Number of Securities Underlying			Price	Expiration	Have Not Vested		Not
	Unexercised Options (#)			($)	Date	(#)		Vested (1)
Name	Exercisable	Unexercisable
Francis J. Alfano (2)	400,000	0		$2.15	5/20/2014
	64,000	0		$4.05	4/15/2015
	200,000	0		$3.54	6/28/2016

Steven Stringer	170,208	44,792	(3)	$2.87	11/2/2014	40,000	(4)	$16,800
	23,600	23,600	(5)	$4.05	4/15/2015	5,900	(6)	$2,478
	26,750	80,250	(7)	$3.03	8/10/2016	15,000	(8)	$6,300

J.W. Braukman III	62,500	187,500	(9)	$2.20	9/28/2016	26,250	(10)	$11,025

(1)	Market value is calculated by multiplying the closing market price of the Company’s common stock as of March 31, 2008 by the number of unvested restricted stock units.

(2)	The vesting and exercisability of all options and restricted stock units held by Mr. Alfano was accelerated in connection with the termination of his employment with the Company in April 2007.

(3)	The remaining options vest on November 2, 2008.

(4)	All restricted stock units vest on November 2, 2009, provided that vesting will accelerate in the event that the Company’s common stock trades at $10 or higher for any thirty trading days within a sixty trading day period.

(5)	11,800 options vest on April 15, 2008, and 2009, respectively.

(6)	All restricted stock units vest on April 15, 2010, provided that vesting will accelerate in the event that the Company’s common stock trades at $10 or higher for any thirty trading days within a sixty trading day period.

(7)	26,750 options vest on August 10, 2008, 2009 and 2010, respectively.

(8)	5,000 restricted stock units vest on August 10, 2008, 2009 and 2010, respectively.

(9)	62,500 options vest on September 28, 2008, 2009, 2010, respectively.

(10)	8,750 restricted stock units vest on September 28, 2008, 2009, 2010, respectively

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

Accelerated Vesting of Equity Awards.

The applicable award agreement governing the outstanding equity awards may accelerate vesting in connection with a termination of employment, change in control, or other specified events.

Options Exercised and Stock Vested Table During Fiscal year 2008

	Stock Awards

	Number of Shares
	Acquired on	Value Realized
Name	Vesting #	on Vesting ($)(1)

Francis J. Alfano (2)	8,000	$9,440
Steven Stringer	5,000	$4,600
J.W. Braukman III	8,750	$9,100

Options Exercised and Stock Vested Table Narrative.

(1)	Represents the market value of a share of our common stock the date of vesting multiplied by the number of shares that have vested.

(2)	The vesting of all 414,667 unvested stock options and 8,000 restricted stock units held by Mr. Alfano were accelerated following the end of the 2007 fiscal year in connection with the termination of his employment with the Company. Mr. Alfano realized $9,440 in income on April 26, 2007 in connection with the vesting of his restricted stock units.

Director Compensation for Fiscal Year 2008

The following table shows the cash paid to each non-employee director for services rendered in that capacity during the fiscal year ended March 31, 2008.

	Fees
	Earned
	or Cash	Stock	Option
Name	Paid	Awards	Awards	Total
Arnold J. Wasserman (1)	$32,500	N/A	N/A	$32,500
Alvin E. Nashman (2)	$30,000			$30,000
William Lerner (3)	$33,500			$33,500
Keith B. Hall (4)	$4,583			$4,583

(1)	As of March 31, 2008, Mr. Wasserman held options to purchase 98,000 shares of common stock. These options were fully vested prior to fiscal 2008.

(2)	As of March 31, 2008, Dr. Nashman held options to purchase 85,500 shares of common stock. These options were fully vested prior to fiscal 2008.

(3)	As of March 31, 2008, Mr. Lerner held options to purchase 75,500 shares of common stock. These options were fully vested prior to fiscal 2008.

(4)	Mr. Hall became a director on February 8, 2008.

Director Compensation Table Narrative

The “Fees Earned or Cash Paid” column includes the aggregate of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairman fees, and meeting fees.

Directors who are employees of the Company or who are designated as a director by Pequot or Constellation, receive no compensation for their service as directors. As a result, we did not pay any compensation to Mr. Poch, Mr. Phillips, or Mr. Thomas Wasserman for serving on our Board of Directors.

Director Fees

Each director who is not an employee of our Company or who is not appointed to the Board of Directors by either Pequot or Constellation receives an annual fee of $25,000 as compensation for serving on our Board of Directors. Each such member of the board’s Audit, Compensation and Corporate Governance and Nominating Committees receives $2,500 per year, and each chairman of the committees receives $3,500 (except the chairman of the Audit Committee who receives $5,000), as compensation for serving on such committees. Effective April 2, 2008, non-employee directors who are not appointed to the Board of Directors by either Pequot or Constellation are also granted stock awards of 25,000 shares of common stock on their initial appointment or election to the Board of Directors. Beginning in January 2009 and each year thereafter these directors will be granted a stock award of shares of common stock in an amount to be determined by the Board.

The Company does not provide non-equity plan compensation or pension benefits to directors; nor does it provide any deferred compensation programs for directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Our Current Beneficial Owners

Our Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock, Series A-4 Preferred Stock, Series A-5 Preferred Stock, Series A-6 Preferred Stock, Series A-7 Preferred Stock and Series A-8 Preferred Stock (collectively referred to as the “Series A Preferred Stock”) and Common Stock are the only classes of our voting securities presently outstanding. The Series A Preferred Stock votes on an as converted basis, such that each share of Series A Preferred Stock is entitled to that number of votes as equals the number of shares of Common Stock that the holder of such share of Series A Preferred Stock would receive upon conversion of the share of Series A Preferred Stock, provided that (i) for the shares of the Series A-1, A-2, and A-3 Preferred Stock, such number of votes shall not exceed such number of shares of Common Stock which would be received based on a conversion price of $1.45 per preferred share, (ii) the shares of the Series A-4, A-5, A-6, and A-7 Preferred Stock shall not exceed one vote per share, and (iii) the shares of the Series A-8 Preferred Stock, shall be one vote per each share of Common Stock into which the shares of Series A-8 Preferred Stock held by such holder would be converted if the Series A-8 conversion price were $1.177 per share (subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations affecting such shares).

The following table sets forth as of May 31, 2008 the beneficial ownership of the following persons:

  each person known by us to beneficially own 5% or more of our Series A Preferred Stock and/or our common stock, based on filings with the SEC and certain other information;

  each of our “named executive officers” and directors; and

  all of our executive officers and directors as a group.

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

The following table does not include the Series A-9 Preferred Stock to be designated upon filing of a Restated Certificate that will be filed in connection with the our reverse stock split, however, the following table does include the anti-dilution effects of the issuance of the Series A-9 Preferred Stock. As of May 31, 2008, Pequot holds warrants to purchase 392,157 shares of our Series A-9 Preferred Stock that will become exercisable upon filing of a Restated Certificate.

	Series A Preferred Stock			Common Stock

	Amount and Nature		Percentage of	Amount and Nature		Percentage of
	of Beneficial		Outstanding	of Beneficial		Outstanding
Name of Shareholder	Ownership		Shares	Ownership		Shares

Pequot Capital Management, Inc. (1)	24,075,275	(2)	78.1%	42,007,146	(3)	75.7%
Gerald A. Poch (4)	24,075,275	(5)	78.1%	42,117,146	(6)	75.9%
Constellation Group (7)	6,768,351	(8)	21.9%	9,571,596	(9)	41.6%
Clifford Rucker (10)	0		0.0%	3,377,566		25.1%
Howard A. Pavony	0		0.0%	795,656	(11)	5.9%
Steven H. Rothman	0		0.0%	853,303	(12)	6.3%
Arnold Wasserman	0		0.0%	150,750	(13)	1.1%
William Lerner	0		0.0%	102,250	(14)	0.8%
Alvin E. Nashman	0		0.0%	127,250	(15)	0.9%
Steven Stringer	0		0.0%	237,358	(16)	1.7%
J.W. Braukman III	0		0.0%	71,250	(17)	0.5%
Keith B. Hall	0		0.0%	40,000		0.0%
Sterling Phillips (18)	0	(19)	0.0%	0	(20)	0.3%
Thomas Wasserman (21)	0	(22)	0.0%	0	(23)	0.0%
Stephen Hicks	0		0.0%	0	(24)	0.0%

All directors and executive officers as a group (persons)	30,843,626	(25)	100.0%	52,417,599	(26)	79.9%

(1)	According to a Schedule 13D/A filed with the SEC on February 4, 2004, as amended, Pequot Capital Management, Inc. (“Pequot Capital”) is the investment adviser/manager for both the Pequot Fund and Pequot Partners and holds voting and dispositive power over all shares held by such entities. Arthur J. Samberg is the executive officer, director and controlling shareholder of Pequot Capital. Gerald A. Poch, the chairman of our Board of Directors since May 21, 2004, and Sterling Phillips, one of our directors since April 2, 2008, are each employees of Pequot Capital and, along with Mr. Samberg, disclaim beneficial ownership of these securities except to the extent of their pecuniary interest. The address for Pequot Capital, as well as the Pequot Fund and Pequot Partners is 500 Nyala Farm Road, Westport, Connecticut 06880.

(2)	Represents (a) 3,211,188 shares of Series A-1 Preferred Stock owned of record by the Pequot Fund, (b) 452,671 shares of Series A-1 Preferred Stock owned of record by Pequot Partners, (c) 1,972,586 shares of Series A-2 Preferred Stock owned of record by the Pequot Fund, (d) 278,070 shares of Series A-2 Preferred Stock owned of record by Pequot Partners, (e) 1,896,718 shares of Series A-3 Preferred Stock owned of record by Pequot Fund, (f) 267,374 shares of Series A- 3 Preferred Stock owned of record by Pequot Partners, (g) 5,030,772 shares of Series A-4 Preferred Stock owned of record by Pequot Fund, (h) 709,173 shares of Series A-4 Preferred Stock owned of record by Pequot Partners, (i) 2,579,537 shares of Series A-5 Preferred Stock owned of record by Pequot Fund, (j) 363,628 shares of Series A-5 Preferred Stock owned of record by Pequot Partners, (k) 1,893,770 shares of Series A-6 Preferred Stock owned of record by Pequot Fund, (l) 266,959 shares of Series A-6 P referred Stock owned of record by Pequot Partners, (m) 3,488,359 shares of Series A-7 Preferred Stock owned of record by Pequot Fund, (n) 491,744 shares of Series A-7 Preferred Stock owned of record by Pequot Partners, (o) 684,131 shares of Series A-8 Preferred Stock owned of record by Pequot Fund, (p) 96,438 shares of Series A-8 Preferred Stock owned of record by Pequot Partners. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2008. Accrual of dividends on the Series A Preferred Stock commenced on May 21, 2006.

(3)	Represents (a) the maximum 36,713,001 shares of our Common Stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record by Pequot Fund and Pequot Partners, as discussed in note (2) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b) 4,640,049 shares of our common stock issuable upon exercise of warrants held of record by the Pequot Fund, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 654,095 shares of our common stock issuable upon exercise of warrants held of record by Pequot Partners, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table (d) 343,705 shares of our preferred stock issuable upon exercise of warrants held of record by Pequot Fund, which shares will become exercisable within the 60 days following the date of this Benefic ial Ownership Table and (e) 48,452 shares of our preferred stock issuable upon exercise of warrants held of record by Pequot Partners, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table.. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Pequot Fund and Pequot Partners own of record are subject to anti-dilution adjustment. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2008. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(4)	The address for Mr. Poch is c/o Pequot Capital Management, Inc., 500 Nyala Farm Road, Westport, Connecticut 06880.

(5)	Includes the shares of Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc. (see note (2) to this Beneficial Ownership Table), of which Mr. Poch is a Managing Director. Mr. Poch disclaims beneficial ownership to the Series A Preferred Stock beneficially owned by Pequot Capital Management, Inc., except to the extent of his pecuniary interest therein.

(6)	Represents 110,000 shares of our common stock held by Mr. Poch in his personal account plus the 42,007,146 shares of our common stock beneficially owned by Pequot Capital (see note (3) to this Beneficial Ownership Table), of which Mr. Poch is a Managing Director. Mr. Poch disclaims beneficial ownership to our common stock beneficially owned by Pequot Capital Management, Inc., except to the extent of his pecuniary interest therein.

(footnotes continued on next page)

(footnotes continued from previous page)

(7)	According to Amendment No. 4 to Schedule 13D filed with the SEC on January 19, 2007 and information provided to us by Constellation, The Bear Stearns Companies Inc. (“BSCI”) is the sole managing member of Constellation Ventures Management II, LLC (“Management”) and the sole stockholder of Bear Stearns Asset Management Inc. (“BSAM”). Management is the sole managing general partner of BSC, the sole general partner of Constellation Venture and the sole general partner of Constellation Offshore. Mr. Clifford H. Friedman, who served on our board of directors from December 7, 2004 to August 9, 2005, is a member of Management and a senior managing director of BSAM. Mr. Thomas Wasserman, who has served as our director since August 9, 2005, is an employee of BSAM. BSAM is the sole managing member of CVC and investment adviser to BSC, Constellation Ventures, Constellation Offshore and CVC. Management, BSAM and Mr. Friedman share investment and voting control of shares beneficially owned by BSC, Constellation Ventures and Constellation Offshore. BSAM exercises sole investment and voting control of shares beneficially owned by CVC. BSCI, Management, BSAM and Mr. Friedman disclaim beneficial ownership over the shares held by BSC, Constellation Ventures, Constellation Offshore and CVC except to the extent of their pecuniary interests therein. The address for each entity and person in the Constellation Group is 383 Madison Avenue, New York, New York 10179.

(8)	Represents (a) 1,080,391 shares of Series A-3 Preferred Stock owned of record by Constellation Venture, (b) 574,993 shares of Series A-3 Preferred Stock owned of record by Constellation Offshore, (c) 481,786 shares of Series A-3 Preferred Stock owned of record by BSC, (d) 26,978 shares of Series A-3 Preferred Stock owned of record by CVC, (e) 1,542,295 shares of Series A-4 Preferred Stock owned of record by Constellation Venture, (f) 820,737shares of Series A-4 Preferred Stock owned of record by Constellation Offshore, (g) 687,765 shares of Series A-4 Preferred Stock owned of record by BSC, (h) 38,511 shares of Series A-4 Preferred Stock owned of record by CVC, (i) 259,292 shares of Series A-5 Preferred Stock owned of record by Constellation Venture (j) 137,982 shares of Series A-5 Preferred Stock owned of record by Constellation Offshore, (k) 115,626 shares of Series A-5 Preferred Stock owned of record by BSC, (l) 6,473 shares of Series A-5 Preferred Stock owned of record by CVC, (m) 276,465 shares of Series A-6 Preferred Stock owned of record by Constellation Venture, (n) 147,122 shares of Series A-6 Preferred Stock owned of record by Constellation Offshore, (o) 123,285 shares of Series A-6 Preferred Stock owned of record by BSC, (p) 6,902 shares of Series A-6 Preferred Stock owned of record by CVC, (q) 220,568 shares of Series A-7 Preferred Stock owned of record by Constellation Venture, (r) 117,375 shares of Series A-7 Preferred Stock owned of record by Constellation Offshore, (s) 98,358 shares of Series A-7 Preferred Stock owned of record by BSC, and (t) 5,507 shares of Series A-7 Preferred Stock owned of record by CVC. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2008. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(9)	Represents (a) the maximum 8,299,646 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record by the Constellation Group, as discussed in note (8) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, (b) 635,002 shares of our common stock issuable upon exercise of warrants held of record by Constellation Venture, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (c) 337,918 shares of our common stock issuable upon exercise of warrants held of record by Constellation Offshore, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, (d) 283,171 shares of our common stock issuable upon exercise of warrants held of record by BSC, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table, and (e) 15,858 shares of our common stock issuable upon exercise of warrants held of record by CVC, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. The numbers of shares of our common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants which the Constellation Group owns of record are subject to anti-dilution adjustment. Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2008. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(10)	The address for Mr. Rucker is c/o Pappas and Lenzo, 114 Union Wharf, Boston, MA 02109.

(11)	Includes 5,200 shares of our common stock issuable upon exercise of options granted to Mr. Pavony, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(12)	Includes 65,200 shares of our common stock issuable upon exercise of options granted to Mr. Rothman, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table. Does not include 1,125 shares of our common stock held by Mr. Rothman’s spouse.

(13)	Includes 98,000 shares of our common stock issuable upon exercise of options granted to Mr. Wasserman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(14)	Includes 75,500 shares of our common stock issuable upon exercise of options granted to Mr. Lerner, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(15)	Includes 85,500 shares of our common stock issuable upon exercise of options granted to Dr. Nashman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(16)	Includes 232,358 shares of our common stock issuable upon exercise of options granted to Mr. Stringer, which are exercisable within 60 days following the date of this Beneficial Ownership Table. Does not include 136,842 shares of our common stock issuable upon exercise of options, which are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include 60,900 restricted stock units which do not vest within the 60 days following the date of the Beneficial Ownership Table.

(17)	Includes 62,500 shares of our common stock issuable upon exercise of options granted to Mr. Braukman which are exercisable within 60 days following the date of this Beneficial Ownership Table. Does not include 187,500 shares of our common stock issuable upon exercise of options granted to Mr. Braukman, which are not exercisable within 60 days following the date of the Beneficial Ownership Table nor does it include 26,250 units which do not vest within 60 days following the date of the Benefit Ownership Table.

(footnotes continued on next page)

(footnotes continued from previous page)

(18)	The address for Mr. Phillips is c/o Pequot Capital Management, Inc., 500 Nyala Farm Road, Westport, Connecticut 06880.

(19)	Does not include the shares of Series A Preferred Stock beneficially owned by Pequot Capital (see note (2) to this Beneficial Ownership Table), of which Mr. Phillips is a Venture Partner. Mr. Phillips does not have voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by Pequot Capital.

(20)	Does not include the shares of our common stock beneficially owned by Pequot Capital (see note (3) to this Beneficial Ownership Table), of which Mr. Phillips is a Venture Partner. Mr. Phillips does not have voting power nor investment power with respect to our common stock beneficially owned by Pequot Capital.

(21)	The address for Mr. Wasserman is c/o Bear Stearns Asset Management Inc., 383 Madison Avenue, New York, New York 10179.

(22)	Does not include the shares of our Series A Preferred Stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (8) to this Beneficial Ownership Table). Mr. Wasserman is a Vice President of Constellation Ventures. Mr. Wasserman does not have voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by Constellation Venture, Constellation Offshore, BSC or CVC.

(23)	Does not include the shares of our common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC and CVC (see note (9) to this Beneficial Ownership Table). Mr. Wasserman is a Vice President of Constellation Ventures. Mr. Wasserman does not have voting power nor investment power with respect to the common stock beneficially owned by Constellation Venture, Constellation Offshore, BSC or CVC.

(24)	Does not include 75,000 shares of our common stock issuable upon exercise of options granted to Mr. Hicks, which are not exercisable within 60 days following the date of the Beneficial Ownership Table.

(25)	Includes those Series A Preferred Stock beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

(26)	Includes those common shares beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

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

The Restated Shareholders Agreement provides that parties agree to vote, or cause to be voted, all securities of the Company owned by such party or over which such party has voting control so that the number of directors will consist of: (i) the Company’s CEO; (ii) two directors designated by Pequot Capital, or its assignee; (iii) one director designated by Constellation or its assignee; (iv) Mr. Rothman; (v) three “independent” directors, within the meaning of “independent” under the current rules of NASDAQ, selected by the Company’s nominating and corporate governance committee; and (vi) two additional independent directors to be selected by the CEO and reasonably acceptable to the Company’s nominating and corporate governance committee. Under certain circumstances where Pequot holds less than 25% of the securities Pequot purchased pursuant to the Purchase Agreement, the right to designate two directors in (ii) above will be reduced to one director and the above voting provisions will be adjusted in the manner described in the Restated Shareholders’ Agreement. On July 7, 2006, in connection with the termination of his employment with the Company, Mr. Rothman waived the obligation that Pequot and Constellation vote in favor of his appointment.

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

Item 13. Certain Relationships and Related Party Transactions and Director Independence

During fiscal 2008 and 2007 the Company paid approximately $152,000 and $123,000, respectively in fees to Tectura Corporation (“Tectura”) for certain consulting services related to the customization and management of the Company’s accounting systems. Funds controlled by Pequot Capital hold more than 10% of the equity securities of Tectura and Gerald A. Poch, Non-executive Chairman of the Board of the Company, is a director of Tectura.

During fiscal 2008 and 2007 the Company paid approximately $1,200,000 and $970,000, respectively in fees to Savvis, Inc. (“Savvis”) for certain technology and data center services. Members of the Constellation Group or funds affiliated with them held, during fiscal 2008 and 2007, more than 10% of the preferred equity securities of Savvis and Clifford Friedman, who is a member of Constellation Ventures Management II, LLC and a senior managing director of Bear Stearns Asset Management Inc., was a director of Savvis.

We are a party to a lease agreement, dated December 31, 2004, for our facility located in Peabody, MA. We became a party to this lease as part of the December 2005 acquisition of Nexl. The landlord for this facility is C&S Realty Peabody Trust, a nominee trust controlled by Clifford Rucker and his affiliates. Mr. Rucker owns approximately 25% of our outstanding common stock and was formerly the president of our Northeast region. The lease covers approximately 31,000 square feet, has a monthly rent of approximately $35,000 and terminates in February 2010.

On July 7, 2006, we entered into a consulting agreement with Steven Rothman in connection with the termination of his employment with the Company. This agreement provides that Mr. Rothman will perform certain consulting services for us until March 31, 2008. We will pay Mr. Rothman an annual consulting fee of $265,000, plus health benefits through December 31, 2007. Thereafter, we will pay Mr. Rothman certain transaction fees in the event we complete an acquisition introduced to the Company by Mr. Rothman. Mr. Rothman beneficially owns approximately 6% of our outstanding common stock.

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

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, we determined that all of our directors are "independent directors" as defined under the rules of The NASDAQ Stock Market.

In determining director independence for 2008, the board of directors considered the following transactions or relationships:

      •      Any indirect payments Mr. Poch and Mr. Phillips have received from us from their affiliation with Pequot arose solely from Pequot’s investments in our securities. Further, while Pequot has to date loaned us $5.5 million, this amount does not exceed 5% of our gross revenues for such fiscal year. Pequot has not loaned us any other amounts in the past three fiscal years.

      •      Any indirect payments Mr. Thomas Wasserman has received from us from his affiliation with Constellation arose solely from Constellation’s investments in our securities. Further, while Constellation has to date loaned us $500,000, this amount does not exceed 5% of our gross revenues for such fiscal year. Constellation has not loaned us any other amounts in the past three fiscal years.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

On November 15, 2007, we were notified that certain of the partners of GGK became partners of M&P in a limited asset purchase agreement. As a result, GGK resigned as our independent registered public accounting firm effective as of November 15, 2007 and M&P was appointed by our audit committee as our new independent registered public accounting firm for the Company’s annual financial statements for the year ended March 31, 2008.

Through November 15, 2007, GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. Subsequent to November 15, 2007, this relationship ceased and M&P established, and maintains, a similar relationship with RSM. M&P has no full time employees and, therefore, none of the audit services performed were provided permanent full-time employees of M&P. M&P manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2008	2007

Audit fees(1)	$327,000	$320,000
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	3,003

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to our transaction with the Pequot entities and other matters.

Such fees have been pre-approved by our audit committee.

Audit Committee Pre-Approval Policy

We understand the need for M&P to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of M&P, our Audit Committee has restricted the non-audit services that M&P may provide to us primarily to merger and acquisition due diligence and audit services, and valuation services and has determined that we would obtain even these non-audit services from M&P only when the services offered by M&P are more effective or economical than services available from other service providers.

The Audit Committee also has adopted policies and procedures for pre-approving all non-audit work performed by M&P and any other accounting firms we may retain. Specifically, the Audit Committee has pre-approved the use of M&P for detailed, specific types of services within the following categories of non-audit services: merger and acquisition due diligence and audit services; valuation services; internal control reviews; and reviews and procedures that we request M&P to undertake to provide assurances of accuracy on matters not required by laws or regulations. In each case, the Audit Committee has also set a specific annual limit on the amount of such services which we would obtain from M&P, and has required management to report the specific engagements to the committee on a quarterly basis and to obtain specific pre-approval from the Audit Committee for all engagements.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a) Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated September 17, 2004, among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc. *

2.2	Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc. *

2.3	Stock Purchase Agreement, dated January 27, 2005, among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc. *

2.4	Merger Agreement, dated August 16, 2005, among NEXL, Inc., MTM Technologies (Massachusetts), LLC, MTM Technologies, Inc. and Clifford L. Rucker *

3.1	Restated Certificate of Incorporation dated December 21, 2007 *

3.2	Certificate of Amendment to Restated Certificate of Incorporation dated July 25, 2007 *

3.3	Amended and Restated By-Laws *

4.1	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. *

4.2	Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.3	Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.4	Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.5	Waiver Letter dated December 9, 2005, by Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.6	Purchase Agreement, dated March 29, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.7	Purchase Agreement, dated May 24, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.8	Purchase Agreement, dated July 25, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P. *

4.9	Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.10	Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.11	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.12	Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.13	Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.14	Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC*

4.15	Amendment No. 5 to the Amended and Restated Registration Rights Agreement, dated July 25, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.16	Columbia Voting Agreement, dated November 4, 2005 *

4.17	Series A-5 Voting Agreement, dated November 23, 2005 *

4.18	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP*

4.19	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. *

4.20	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. *

4.21	Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. *

4.22	Form of the Series A-3 Warrant Certificate *

4.23	Form of the Series A-4 Warrant Certificate *

4.24	Form of the Series A-5 Warrant Certificate *

4.25	Warrant Certificate issued to National Electrical Benefit Fund (2005) *

4.26	Form of the Series A-6 Warrant Certificate *

4.27	Form of the Series A-7 Warrant Certificate *

4.28	Form of the Series A-8 Warrant Certificate *

4.29	Warrant Certificate issued to National Electrical Benefit Fund (2007) *

4.30	Warrant Certificate, evidencing 343,705 warrants registered in the name of Pequot Private Equity Fund III, LLP *

4.31	Warrant Certificate, evidencing 48,452 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. *

4.32	Form of June 11, 2008 Warrant Certificate *

4.33	Form of June 16, 2008 Warrant Certificate *

10.1	Financing Agreement dated as of June 8, 2005, among MTM Technologies, Inc. and its subsidiaries from time to time party thereto as the Borrowers, the financial institutions from time to time party thereto as lenders, and the CIT Group/Business Credit, Inc. *

10.2	Waiver Letter, dated February 14, 2007 between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc. *

10.3	Waiver and Amendment Letter, dated June 21, 2007 between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc. *

10.4	Termination, Release and Indemnification Agreement, dated as of August 21, 2007 executed in connection with the Financing Agreement dated as of June 8, 2005, among MTM Technologies, Inc. and it subsidiaries from time to time party thereto as the Borrowers, the financial institutions from time to time party thereto as lenders, and the CIT Group/Business Credit, Inc. *

10.5	Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc., MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005 *

10.6	Waiver and Amendment Letter, dated June 21, 2007 between MTM Technologies, Inc. and the Textron Financial Corporation *

10.7	Acknowledgement of Payment and Termination Agreement dated August 21, 2007 between Textron Financial Corporation and GE Commercial Distribution Finance and acknowledged by MTM Technologies, Inc., MTM Technologies (Massachusetts) LLC, MTM Technologies (US) Inc., and Inform Systems, Inc. *

10.8	Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender *

10.9	Amendment No.1 dated July 31, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.10	Amendment No.2 dated August 21, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender*

10.11	Amendment No.3 dated February 28, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.12	Amendment No.4 dated June 11, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.13	Amendment No.5 dated June 17, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.14	Subordination Agreement dated as of August 21, 2007, among GE Commercial Distribution Finance Corporation, and National Electrical Benefit Fund and Columbia Partners, L.L.C. Investment Management *

10.15	Credit Facilities Agreement dated August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as Borrowers, and GE Commercial Distribution Finance Corporation (“CDF”), as Administrative Agent, and CDF and the other lenders listed therein, as Lenders *

10.16	First Amendment dated August 21, 2007 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.17	Second Amendment dated February 4, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.18	Third Amendment dated February 28, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.19	Fourth Amendment dated May 16, 2008 but effective as of May 1, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender

10.20	Fifth Amendment dated June 16, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.21	Consent to Credit Facilities Agreement dated June 16, 2008 among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.22	Subordinated Promissory Note dated February 28, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,191,123 *

10.23	Amended Subordinated Promissory Note dated March 28, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,191,123 *

10.24	Second Amended Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,191,123 *

10.25	Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,410,235 *

10.26	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $219,112 *

10.27	Amended Subordinated Promissory Note dated March 28, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $308,87 *

10.28	Subordinated Promissory Note dated February 28, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $308,87 *

10.29	Second Amended Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $308,87 *

10.30	Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $339,765 *

10.31	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $30,888 *

10.32	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital II, L.P. in the amount of $249,617.80 *

10.33	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital Offshore II, L.P. in the amount of $132,834.65 *

10.34	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of The BSC Employee Fund VI, L.P. in the amount of $111,313.95 *

10.35	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of CVC Partners II, LLC in the amount of $6,233.60 *

10.36	Micros-to-Mainframes, Inc. 1993 Employee Stock Option Plan *

10.37	Micros-to-Mainframes, Inc. 1996 Stock Option Plan *

10.38	Micros-to-Mainframes, Inc. 1998 Stock Option Plan *

10.39	Micros-to-Mainframes, Inc. 2000 Long-Term Performance Plan *

10.40	Micros-to-Mainframes, Inc. 2002 Long-Term Performance Plan *

10.41	Micros-to-Mainframes, Inc. 2004 Equity Incentive Plan *

10.42	Form of Employee Stock Option Agreement *

10.43	MTM Technologies, Inc. Associates Stock Purchase Plan *

10.44	Form of Employee Restricted Stock Unit Agreement *

10.45	Form of Executive Stock Option Agreement *

10.46	Form of Executive Restricted Stock Unit Agreement *

10.47	Severance Letter, dated December 12, 2005 between MTM Technologies, Inc. and Michael El-Hillow *

10.48	Employment Agreement, dated June 28, 2006 between MTM Technologies, Inc. and Francis J. Alfano *

10.49	Letter Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman *

10.50	Consulting Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman *

10.51	Employment Agreement, dated August 10, 2006 between MTM Technologies, Inc. and Steven Stringer*

10.52	Consulting Service Agreement, dated September 13, 2006 between MTM Technologies, Inc. and Michael El-Hillow *

10.53	Letter Agreement, dated September 28, 2006 between MTM Technologies, Inc. and J.W. Braukman, III*

10.54	Consulting Agreement, dated April 26, 2007 between MTM Technologies, Inc. and Francis J. Alfano and Tory Ventures LLC *

10.55	Agreement and General Release, dated April 26, 2007 between MTM Technologies, Inc. and Francis J. Alfano *

10.56	Lease Agreement, dated August 15, 2005 between 1200 High Ridge Company, LLC and MTM Technologies, Inc. *

14.1	Code of Ethics

16.1	Letter dated November 15, 2007 from Goldstein Golub Kessler LLP (“GGK”) to MTM Technologies, Inc. notifying MTM that certain of the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement *

16.2	Goldstein Golub Kessler LLP Letter to the Securities and Exchange Commission dated November 15, 2007 *

21.1	Subsidiaries of MTM Technologies, Inc.

23.1	Consent from McGladrey & Pullen, LLP

23.2	Consent from Goldstein Golub Kessler LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman, III

* Incorporated by Reference. See Exhibit Index.

Financial Statements and Schedules

We have provided in Item 8 to this Annual Report on Form 10-K a complete list of the financial statements being filed with this Form 10-K. There are no financial statement schedules applicable to this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MTM TECHNOLOGIES, INC.

     We have audited the accompanying consolidated balance sheet of MTM Technologies, Inc. and Subsidiaries as of March 31, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTM Technologies, Inc. and Subsidiaries as of March 31, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

     We were not engaged to examine management’s assertion about the effectiveness of MTM Technologies, Inc.’s internal control over financial reporting as of March 31, 2008 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

MCGLADREY & PULLEN, LLP

New York, New York
June 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MTM TECHNOLOGIES, INC.

     We have audited the accompanying consolidated balance sheet of MTM Technologies, Inc. and Subsidiaries as of March 31, 2007, and the related consolidated statements of operation, shareholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTM Technologies, Inc. and Subsidiaries as of March 31, 2007 and the results of their operations and their cash flows for the year ended, in conformity with U. S. generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, effective April 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 27, 2007

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash	$3,210	$4,439
Accounts receivable-trade, net of allowance of $974 and $1,552, respectively	42,207	46,543
Inventories	576	2,210
Prepaid expenses and other current assets	5,958	5,389

Total current assets	51,951	58,581
Property and equipment, net	10,813	16,005
Goodwill	69,960	69,987
Identified intangible assets, net of amortization	1,783	3,809
Other assets	968	1,079

Total assets	$135,475	$149,461

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Secured revolving credit facilities	$8,100	$10,692
Inventory financing agreements	15,801	11,358
Related party note payable	2,431	—
Accounts payable	18,603	30,737
Accrued expenses	4,225	11,207
Deferred revenue	5,734	6,477
Current portion of capital lease obligations	383	548

Total current liabilities	55,277	71,019

Secured promissory note	23,578	23,507
Other long-term liabilities	9,673	5,616

Total liabilities	88,528	100,142

Shareholders’ equity:
Series A preferred stock, $.001 par value; 39,300,000 and 33,500,000 shares authorized; issued and outstanding
29,569,259 and 22,645,766 shares at March 31, 2008 and March 31, 2007, respectively	66,515	54,307
Common stock, $.001 par value; 150,000,000 and 80,000,000 shares authorized; issued and outstanding 13,354,549
and 11,920,919 shares, respectively	13	12
Additional paid-in capital	54,139	54,315
Accumulated deficit	(73,720)	(59,315)

Total shareholders’ equity	46,947	49,319

Total liabilities and shareholders’ equity	$135,475	$149,461

See Notes to Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2008	2007
Net revenues:
Products	$171,940	$206,917
Services	70,745	68,061
Total net revenues	242,685	274,978
Costs and expenses:
Cost of products sold	144,831	176,284
Cost of services provided	42,283	43,507
Selling, general and administrative expenses	62,326	75,167
Restructuring	-	6,056

Total costs and expenses	249,440	301,014
Operating loss	(6,755)	(26,036)
Other income(expense):
Interest expense, net of interest income	(6,757)	(5,108)
Other income (expenses)	129	(446)
Loss before income tax provision	(13,383)	(31,590)
Provision for income taxes	1,022	427

Net loss	$(14,405)	$(32,017)

Preferred stock dividend	(4,509)	(3,168)

Net loss available to common shareholders	$(18,914)	$(35,185)
Net loss per common share:
Basic and Diluted	$(1.45)	$(3.00)
Weighted average number of common shares outstanding:
Basic and Diluted	13,021	11,741

See Notes to Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock
					Additional
	Number of		Number of		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2006	20,025	$49,883	11,491	$12	$54,121	$(27,298)	$76,718
Issuance of preferred stock	2,020	2,610			390		3,000
Dividends on Series A preferred stock	601	1,814			(3,168)		(1,354)
Repurchase of common stock			(145)	—	(362)		(362)
Issuance of common stock to employees
pursuant to employee stock purchase plan			67	—	162		162
Issuance of common stock to employees
pursuant to exercise of options			295	—	387		387
Issuance of common stock in connection with
acquisition			62	—	232		232
Issuance of common stock for promissory
note payment			106		335		335
Stock-based compensation expense					2,218		2,218
Issuance of common stock to Board			45	—			—
Net loss						(32,017)	(32,017)

Balance at March 31, 2007	22,646	54,307	11,921	12	54,315	(59,315)	49,319
Issuance of preferred stock	5,431	8,051			1,131		9,182
Additional warrants issued for secured
promissory note					476		476
Warrants issued with related party note
payable					75		75
Dividends on Series A preferred stock	1,492	4,157			(4,510)		(353)
Issuance of common stock to employees
pursuant to employee stock purchase plan			77	—	69		69
Issuance of common stock to employees
pursuant to exercise of options			80	—	2		2
Issuance of common stock in connection with
Nexl acquisition			1,277	1	1,357		1,358
Stock-based compensation expense					1,224		1,224
Net loss						(14,405)	(14,405)

Balance at March 31, 2008	29,569	$66,515	13,355	$13	$54,139	$(73,720)	$46,947

See Notes to Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(14,405)	$(32,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	(168)	828
Depreciation	7,268	6,596
Amortization of intangibles	2,026	2,765
Provision for deferred income taxes	772	—
Amortization of debt discount	553	560
Non-cash interest on secured subordinated promissory note	3,723	2,120
Amortization of debt issuance costs	590	534
Stock-based compensation	1,224	2,218
Non-cash restructuring costs	—	450
Non-cash interest on note payable	17	—
Changes in operating assets and liabilities net of effects of acquisitions:
(Increase)decrease in assets:
Accounts receivable	3,927	1,557
Inventories	1,634	1,252
Prepaid expenses and other current assets	(1,159)	(1,197)
Other assets	111	(55)
Increase(decrease) in liabilities:
Accounts payable and accrued expenses	(17,310)	3,084
Deferred revenue	(743)	1,005
Net cash used in operating activities	(11,940)	(10,300)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(520)
Additions to property and equipment	(2,368)	(6,644)
Net cash used in investing activities	(2,368)	(7,164)
FINANCING ACTIVITIES:
Repayment on secured revolving credit facility	(2,592)	(4,223)
Borrowings on inventory financing	4,443	5,717
Proceeds from issuance of preferred stock, net	9,182	3,000
Proceeds from issuance of related party note payable	2,500	—
Repurchase of common stock	—	(362)
Common stock issued from stock options exercised	2	387
Common stock issued under associate stock purchase plan	69	162
Principal payments on capital lease obligations	(525)	(599)
Principal payments on promissory note	—	(333)
Net cash provided by financing activities	13,079	3,749
Net decrease in cash	(1,229)	(13,715)
Cash at beginning of period	4,439	18,154
Cash at end of period	$3,210	$4,439

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,937	$2,358
Income taxes	$181	$288
Supplemental disclosure of non-cash financing activities:
Series A Preferred Stock dividend accrued	$1,705	$1,354
Warrants issued in connection with secured promissory note	$476	$—
Warrants issued in connection with note payable	$75	$—
Supplemental disclosure of non-cash investing activities:
Common stock issued for promissory note payment	$—	$335
Common stock issued in acquisition	$—	$232
Non-cash adjustments to goodwill	$27	$2,333
Additional liability incurred to settle contingent consideration relative to acquisition	$—	$1,385
Common stock issued to settle contingent consideration relative to acquisition	$1,358	$—

See Notes to Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of MTM Technologies, Inc. and its wholly owned subsidiaries, MTM Technologies (US), Inc., Info Systems, Inc. and MTM Technologies (Massachusetts) LLC, collectively referred to as (the “Company”). All significant intercompany accounts and transactions have been eliminated. The Company operates on a fiscal year that ends on March 31.

The Company is a leading national provider of sophisticated information technology solutions services including information technology networking, communications, software applications and data center services, including secure access, voice over internet protocol, storage, security and messaging solutions. The Company serves as a single source provider of advanced technology solutions to support its clients’ mission-critical business processes. The Company’s clients consist of divisions of Global 2000 corporations, middle market corporations (generally those with $50 million to $1 billion in revenues), municipal, state and federal government agencies, and educational, financial and health-care institutions. The Company serves clients in most major metropolitan markets in the United States.

The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the suppliers, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company’s two largest suppliers accounted for 29% and 19% of all product sales for the year ended March 31, 2008. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at an amount to allow for profitable resale at a competitive market price.

Liquidity

The Company sustained net losses during the years ended March 31, 2008 and 2007. Working capital at March 31, 2008 was a deficit of $3.3 million as compared to a working capital deficit of $12.4 million at March 31, 2007. The Company has made a concerted effort in the past two years to improve its working capital position, including issuing additional shares of preferred stock raising over $9.0 million in the current fiscal year alone, a $6.0 million restructuring in fiscal 2007, and instituting other cost control initiatives and programs. Capital expenditures for the year ended March 31, 2008 were $2.4 million compared with $6.6 million for the comparable prior year period. The Company currently has no commitments for material capital expenditures. In August 2007, the Company successfully refinanced its working capital lines of credit with a $34 million credit facilities agreement with GE Commercial Distribution Finance Corporation (“CDF”) as Administratvie Agent, which provided the Company with additional capital and increased purchasing flexibility, see Note 2 Credit Facilities. Our business requires significant levels of working capital to fund future revenue growth and current operations. MTM has historically relied on and continues to rely heavily on, trade credit from vendors and the credit facilities for working capital needs. The Company is focused on looking at avenues to secure additional open lines of credit with vendors and has recently negotiated additional flexibility in borrowing restrictions and reserves under our credit facilities. We continue to drive collection of accounts receivable and are actively managing our expenses to achieve greater economies of scale.

As of June 17, 2008 the Company has successfully completed several financing arrangements which generated net proceeds of $9.0 million, including $2.5 million in February 2008 from the Pequot Notes, see Note 3 Related Party Note Payable, another $3.5 million from the Pequot June 11 Notes, the Pequot June 16 Notes, and the Constellation Notes, and $3.0 million in additional financing under the CP/NEBF Credit Agreement, see Note 14 Subsequent Events. The proceeds of which will be used to fund working capital needs. Additionally, the Company has negotiated additional flexibility in availability under the Credit Facilities Agreement with CDF and has received relaxed covenant restrictions for the first quarter of fiscal 2009 from both CDF and CP Investment Management and NEBF, see Note 14 Subsequent Events.

Our future liquidity and capital requirements will depend on numerous factors, including, general economic conditions and conditions in the technology industry in particular; the cost effectiveness of our product and service development activities; our dependence on third party licenses and our ability to maintain our status as an authorized reseller/service provider of IT products, and our ability to leverage our centralized infrastructure, all of which may impact our ability to achieve and maintain profitability. The Company anticipates that its available cash including the proceeds received from the financing arrangements described above in the first quarter of fiscal 2009 together with its available credit facilities should be adequate to fund our operations in the foreseeable future. The Company currently has no commitments for material capital expenditures. To the extent that our existing capital resources are insufficient to meet our working capital requirements we may seek to raise additional funds from the Investors or seek additional financing arrangements. However, no assurance can be given that such financing may be obtained on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. Credit risk is limited due to the large number of customers and their dispersion across geographic areas. The Company did not have any customer at March 31, 2008 or 2007 which accounted for more than 10% of its total accounts receivable. At March 31, 2008 the combined top two customer balances accounted for approximately 13% of the Company’s total accounts receivable. Credit is extended to customers based on an evaluation of their financial condition in an effort to reduce the risk of loss. Collateral is generally not required.

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

Information relating to the allowance for doubtful accounts is as follows (in thousands):

	Beginning of
	Year	Additions (a)	Deductions (b)	End of Year

Year ended March 31,
2007	$977	$828	$253	$1,552
2008	$1,552	$—	$578	$974

(a)	Includes bad debt provisions.

(b)	Includes write-offs for uncollectible accounts receivables and net changes to allowance estimates.

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

The Company incurred approximately $7.3 million and $6.6 million of depreciation and amortization expense for the years ended March 31, 2008 and 2007, respectively.

The following is a summary of property and equipment held by the Company at:

	March 31,

(in thousands)	2008	2007

Furniture, fixtures and office equipment	$16,662	$15,832
Software and software development costs	17,276	16,366
Capitalized lease equipment	1,650	1,650
Leasehold Improvements	2,532	2,410
Vehicles	783	790

	38,903	37,048
Less: accumulated depreciation and amortization	(28,090)	(21,043)

Property and equipment, net	$10,813	$16,005

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill

Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated fair values. Because the Company has fully integrated its acquisitions, it has determined that it has only one reporting unit for purposes of testing for goodwill impairment. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2008 and 2007.

The change in goodwill during the years ended March 31, 2007 and 2008, respectively, was as follows (in thousands):

Balance at March 31, 2006	$67,134
Purchase of Axcent	1,270
Earnout payment for Nexl	1,385
Other	198

Balance at March 31, 2007	69,987

Purchase price adjustment of previous acquisition	(27)

Balance at March 31, 2008	$69,960

Intangible Assets

Definite-lived intangibles, which mainly consist of client relationships, are amortized over their estimated useful lives, three to five years.

Intangible assets consist of the following at:

	March 31,
(in thousands)	2008	2007

Client relationships	$8,915	$8,915
Know-how	710	710
Non-compete agreements	250	250
	9,875	9,875
Less: accumulated amortization	(8,092)	(6,066)
Identified Intangible assets, net	$1,783	$3,809

Amortization expense amounted to approximately $2.0 million and $2.8 million for the years ended March 31, 2008 and 2007, respectively. Estimated amortization expense for each of the next few fiscal years is as follows (in thousands):

Year ending March 31,

2009	$939
2010	506
2011	338

Total	$1,783

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Long-lived assets include property and equipment. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the fiscal years ended March 31, 2008 and 2007, no such impairment existed.

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

Vendor Programs

Funds received from vendors for product rebates, commissions and marketing programs are recorded as adjustments to product costs, revenue, or selling, general and administrative expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. The Company accrues rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.

Operating Leases

The Company leases office space and distribution facilities under operating leases. Most lease agreements contain rent escalation clauses and/or contingent rent provisions. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space.

Accounting for Stock-Based Compensation

The Company maintains several stock equity incentive plans under which incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”) may be granted to employees (including officers), consultants, independent contractors, and non-employee directors. The Company also has an Associate Stock Purchase Plan (“ASPP”). Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS No. 123(R)”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based compensation expense represents the cost related to stock-based awards granted by the Company. RSUs issued by the Company are equivalent to nonvested shares, as defined by SFAS No. 123(R). No stock-based compensation expense was recognized in the consolidated financial statements related to the ASPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment. See Note 7 Stock and Benefit Plans for additional details.

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 37.6 million and 24.1 million common shares as of March 31, 2008 and 2007, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the years then ended since the effect of such securities would be anti-dilutive.

Income Taxes

Deferred income taxes are provided, using the asset and liability method, for temporary differences between financial and tax reporting purposes which arise principally from the deductions related to the allowances for doubtful accounts, certain capitalized software costs, the basis of inventory and differences arising from book versus tax depreciation methods. A valuation allowance for deferred tax assets will be established if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. We have recorded a 100% valuation allowance against the deferred tax assets as of March 31, 2008 and 2007.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date for one year for certain nonfinancial assets and nonfinancial liabilities and removed certain leasing transactions from its scope. The Company must adopt these new requirements no later than its first fiscal quarter of 2009 and is currently evaluating whether the adoption of SFAS No. 157 will have an impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s first quarter of fiscal 2009. The Company does not expect that the adoption of this standard will have a material impact on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at fair values as of that date, with limited exceptions. SFAS No. 141(R) requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS 141(R) also requires additional disclosures designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement the provisions of SFAS No. 141(R) for any acquisitions made by the Company on or subsequent to April 1, 2009.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Credit Facilities

On August 21, 2007, the Company entered into a secured Credit Facilities Agreement (the "Credit Facilities Agreement") with CDF as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement and the signature pages thereto as (the “Lenders”), providing a combined maximum availability of up to $34 million.

The Credit Facilities Agreement refinances the Company’s prior senior lender facilities and is secured by a first priority lien on and security interest in substantially all of the present and future assets of the Company, including the issued and outstanding stock of the Company (other than MTM Technologies, Inc.), except for permitted encumbrances. Credit and advances to the Company pursuant to the Credit Facilities Agreement will be used to fund working capital and floor-planning needs, and for general corporate purposes. The initial advances were used to prepay all outstanding obligations of the Company under the Company’s existing revolving credit facility with CIT Group/Business Credit, Inc., as agent (“CIT”) and floor planning facility with Textron Financial Corporation (“Textron”), which facilities were terminated upon such prepayments in accordance with separate termination agreements, each dated August 21, 2007, which the Company entered into with CIT with respect to the CIT facility and Textron with respect to the Textron facility. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Credit Facilities Agreement.

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

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of March 31, 2008, the Company has no outstanding letters of credit.

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

Effective as of February 4, 2008, the Company entered into a Second Amendment to the Credit Facilities Agreement with CDF, which has given the Company additional flexibility whereby the Company is allowed to borrow against certain other receivables. On February 28, 2008, the Company entered into a Third Amendment to the Credit Facilities Agreement in order to (a) accommodate the Amended Pequot Notes and the Pequot Warrants, see Note 3 Related Party Note Payable, since the terms and conditions of the Credit Facilities Agreement gives CDF the right to consent to and approve of various indebtedness incurred by the Company, (b) modify certain financial covenants contained in the Credit Facilities Agreement by reducing required minimum EBITDA amounts for the fiscal quarters ending on March 31, 2008 and on June 30, 2008, and (c) update the disclosures with respect to the representations and warranties in the Credit Facilities Agreement.

The Credit Facilities Agreement, as amended through March 31, 2008 requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on March 31, 2008 of $440,000, on June 30, 2008 of $1,365,000 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; restriction on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Upon a breach or an event of default by the Company with respect to the Amended Pequot Notes, Pequot Warrants or the Credit Facilities Agreement with CDF not cured by the Company within any applicable grace period, the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

As of March 31, 2008, the Company was in compliance with all covenants prescribed under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement net of the $1.5 million cash reserve amounted to approximately $4.3 million at March, 31, 2008.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Related Party Note Payable

On February 28, 2008, the Company issued and sold to (1) Pequot Private Equity Fund III, L.P (“PPEF”) a promissory note in the principal amount of $2,191,123 (the “PPEF Note”), (2) Pequot Offshore Private Equity Partners III, L.P (“POPEP” and collectively with PPEF, “Pequot”) a promissory note in the principal amount of $308,877 (the “POPEP Note” and collectively with the PPEF Note, the “Pequot Notes”), (3) PPEF warrants entitling PPEF to purchase 343,705 shares of the Company’s next designated series of preferred stock at an exercise price of $.6375, (the “PPEF Warrants”) and (4) POPEP warrants entitling POPEP to purchase 48,452 shares of the Company’s next designated series of preferred stock at an exercise price of $.6375, (the “POPEP Warrants”, and collectively with the PPEF Warrants, the “Pequot Warrants”). At March 31, 2008, Pequot owned approximately 56% of the Company’s voting stock and had the right to acquire up to 59% of the Company’s voting stock. Both Gerald A. Poch and Sterling Phillips are members of the Company’s Board of Directors and are also affiliated with Pequot. Proceeds from the Pequot Notes will be used to fund working capital needs.

The Pequot Notes were due and payable in full on the later of (a) March 29, 2008, or (b) the date that the Company has obtained all necessary consents from its lenders. On March 28, 2008 the Company and Pequot amended the Pequot Notes (the “Amended Pequot Notes”) to change the Maturity Date as follows: thirty percent (30%) of the principal amount of the Amended Pequot Notes ($750,000) is due and payable on December 28, 2008, and the remaining principal balance and all interest accrued from February 28, 2008 to the date of payment of the principal amount is due on March 28, 2009. The Amended Pequot Notes will bear interest at a rate per annum equal to 8.5% . Interest on the Amended Pequot Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s next designated series of preferred stock at a price per share of $.561.

The right of repayment of principal and interest on the Amended Pequot Notes is subordinated to the rights and security interest of (i) CDF in connection with the August 21, 2007 Credit Facilities Agreement with CDF, as Administrative Agent, GECC Capital Markets Group, Inc., as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement, and (ii) Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electric Benefit Fund (“NEBF”) in connection with the November 23, 2005, secured credit agreement (the “CP/NEBF Credit Agreement”) with Columbia Partners, L.L.C. Investment Management, as Investment Manager, and NEBF, as Lender (CDF and NEBF collectively, the “Senior Lenders” and the Credit Facilities Agreement and the CP/NEBF Credit Agreement collectively the “Senior Debt”). While any default or event of default has occurred and is continuing with respect to any Senior Debt, the Company is prohibited from making any payments or distribution in respect of the Amended Pequot Notes.

Upon an event of default, as set forth in the Amended Pequot Notes, the holders of the Amended Pequot Notes may declare all amounts outstanding under the Amended Pequot Notes immediately due and payable and exercise other remedies permitted by the Amended Pequot Notes or at law or in equity, subject to the above mentioned subordination. The foregoing description of the Amended Pequot Notes does not purport to be complete, and is qualified in its entirety by reference to the full text of such document.

The Pequot Warrants expire on March 29, 2012. The holders of the Pequot Warrants may exercise the purchase rights represented by the Pequot Warrants at any time after the Company’s designation of the series of preferred stock for which they are exercisable. Cashless exercise is permitted. The purchase price per share at which the holders of the Pequot Warrants can purchase the Company’s shares of its next designated series of preferred stock is $.6375 per share. The Company allocated and charged approximately $0.1 million to debt discount, which will be amortized over the life of the Amended Pequot Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.1 million for the fair value of the Pequot Warrants. The values attributed to the Pequot Warrants were determined utilizing the Black-Scholes model. The foregoing description of the Pequot Warrants does not purport to be complete, and is qualified in its entirety by reference to the full text of such document.

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,
	2008	2007

Accrued restructuring	$158	$2,515
Acquisition related costs	984	2,944
Compensation related costs	1,174	2,217
Accrued sales tax	778	1,027
Accrued rent	480	362
Accrued other	651	2,142
	$4,225	$11,207

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5. Restructuring and Other Charges

During fiscal 2007, the Company implemented a cost reduction plan (the “2007 Restructuring Plan”) designed to improve operating income through reductions of selling, general and administrative expenses (“S,G&A”) and enhancements in gross margin. The 2007 Restructuring Plan was approved by senior management and included significant headcount reductions associated with the final stages of integrating the acquired companies, facility consolidations, as well as other cost reductions. As part of the 2007 Restructuring Plan, the Company also restructured and consolidated other job functions within all regions. This plan resulted in restructuring charges for the year ended March 31, 2007 totaling $6.0 million; $3.1 million primarily related to a reduction in force of senior and middle management, another $1.4 million related to employee terminations, a charge of $0.8 million related to the closure and underutilization of certain facilities and the remaining $0.7 million was for the write-off of other non-cash items. The Company substantially completed the 2007 Restructuring Plan in fiscal 2007; however future cash outlays related to the payment of the facility costs will continue until June 2011.

The payment activities and adjustments in fiscal 2008 and the remaining liability at March 31, 2008 related to the 2007 Restructuring Plan are summarized in the table below.

				Amounts
				Paid and		Remaining
		Outstanding		Charged		Liability
	Total Costs	Liability at		Against		at
	Accrued	March 31,	Costs	the	Non-cash	March 31,
(in thousands)	to date	2007	Incurred	Liability	Adjustments	2008
Employee termination benefits	$4,468	$1,895	$—	$(1,884)	$—	$11
Facility costs	839	614	—	(308)	—	306
Other costs	749	299	—	(292)	—	7

Total	$6,056	$2,808	$—	$(2,484)	$—	$324

During the fourth quarter of fiscal 2008 the Company eliminated certain positions and further streamlined operations. On February 6, 2008, the Company notified approximately 42 of its employees that their employment would be terminated immediately. The Company’s total cost incurred in connection with these terminations was approximately $0.4 million, which was charged to S,G &A for the year ended March 31, 2008. This amount included severance-related costs of approximately $0.3 million. The Company paid out a majority of the costs described above in the quarter ended March 31, 2008.

Additionally, results for the year ended March 31, 2007 include $2.0 million of non-recurring charges. During the quarter ended December 31, 2006 the Company recognized $0.6 million in integration costs for plan implementation and personnel redundancy costs. This amount is included in S,G&A. The balance of $1.4 million of other one-time charges were incurred in the quarter ended September 30, 2006 and consisted of $0.5 million of charges recorded in cost of products sold for a write-off of obsolete inventory obtained as part of prior business acquisitions and $0.9 million of charges to S,G&A.

Note 6. Long-Term Debt

Secured Promissory Note

On November 23, 2005, the Company entered into the CP/NEBF Credit Agreement with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and NEBF, as Lender (the “Lender”), as amended by Amendment No. 1 on July 31, 2007, whereby the Company issued and sold to the Lender a promissory note in the principal amount of $25 million (the “Note”) and the Company issued and sold to the Lender a warrant entitling the Lender to purchase 700,000 shares of the Company’s Common Stock at an exercise price of $4.06 per share (the “Lender Warrant”).

As an inducement to CP Investment Management and NEBF (collectively, the “Junior Creditor”) to enter into a Subordination Agreement dated as of August 21, 2007 (the "Subordination Agreement") with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the Company entered into Amendment No. 2 to the CP/NEBF Credit Agreement. Pursuant to Amendment No. 2, the CP/NEBF Credit Agreement was extended until November 23, 2010. Mandatory principal prepayments are also due upon the occurrence of a Liquidity Event or Partial Liquidity Event, generally involving a Change of Control or the issuance by the Company of securities, the proceeds of which exceed $25,000,000. The amount outstanding on the Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was reduced from 2% to 1% per annum through the first anniversary of the Second Amendment Date, and then will increase back to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 11% per annum from the Closing Date through and including July 31, 2007, the First Amendment Date. For the period from August 1, 2007 through and including August 21, 2007, the Second Amendment Date, the amount required will provide the Lender with an internal rate of return during such time period of 13.5% per annum. At all times thereafter, until the date on which all Obligations have been paid in full, the amount required will provide the Lender with an internal rate of return during such time period of 15% per annum, except during any period i n which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At March 31, 2008, $6.6 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $6.5 million is accrued and is payable at maturity.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 28, 2008, the Company entered into Amendment No. 3 to the CP/NEBF Credit Agreement in order to (a) accommodate the Amended Pequot Notes and the Pequot Warrants since the terms and conditions of the CP/NEBF Credit Agreement gives the Lender the right to consent to and approve of various indebtedness incurred by the Company, (b) modify certain financial covenants contained in the CP/NEBF Credit Agreement by reducing required minimum EBITDA amounts for the fiscal quarters ending on March 31, 2008 and on June 30, 2008, and (c) update the disclosures with respect to the representations and warranties in the CP/NEBF Credit Agreement.

Required financial covenants were also modified to coincide substantially with those under the Credit Facilities Agreement. Amendments No. 2 and No. 3 to the CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on March 31, 2008 of $396,000, on June 30, 2008 of $1,228,500 and for each quarter thereafter to June 30, 2009, $1,800,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,350,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.08 to 1.00 as of the last day of each fiscal month. Subject to the terms of the Subordination Agreement, upon an event of default, the lenders under the CP/NEFB Credit Agreement may terminate such Credit Agreement and/or declare all amounts outstanding immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the CP/NEFB Credit Agreement, as amended. Terms not otherwise defined in this discussion have the meaning ascribed to them in the CP/NEFB Credit Agreement, as amended or in the Subordination Agreement. As of March 31, 2008, the Company was in compliance with all covenants prescribed under the CP/NEFB Credit Agreement.

Pursuant to the Subordination Agreement, the Junior Creditor is entitled to receive (a) fee payments due at closing of Amendment No. 2, (b) regularly scheduled cash interest payments as and when due, and (c) mandatory principal prepayments due upon the occurrence of a Liquidity Event or Partial Liquidity Event, subject to prior notice thereof to the senior lenders and the failure by the senior lenders to issue a blockage notice. Notwithstanding the foregoing, payments described in (b) and (c) above may not be received by the Junior Creditor during any payment blockage period following a payment default or a non-payment default under the Senior Loan Documents. Blockage periods for non-payment defaults may not exceed 180 days in any year. Under the Subordination Agreement, the Junior Creditor also agrees not to exercise remedies under the CP/NEFB Credit Agreement until the earliest of the date that is 10 days following the date on which the senior lenders accelerate the se nior debt, the date of commencement of a bankruptcy case against any Company or, in the case of acceleration payments under the CP/NEFB Credit Agreement, 120 days and in the case of other remedies, 180 days after notice of default from the Lenders to the senior lenders. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Subordination Agreement. The Company paid a one-time modification fee of $250,000, which was advanced under the Credit Facilities Agreement, and issued a second Warrant to the NEBF for the right to purchase up to the maximum number of 700,000 shares of the Common Stock of MTM Technologies at a price per share of $1.17 per share.

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

Capital Leases

The Company maintains capital leases for computer equipment and vehicles, with effective interest rates ranging from 6.3% to 8.7% . The majority of the lease payments expire by May 2009.

Debt
The components of debt are as follows (in thousands):
	March 31,
	2008	2007

Secured promissory note	$23,578	$23,507
Related party note payable	2,431	—
Capital lease obligations	448	973

Total	$26,457	$24,480

The Company’s future debt maturities at March 31, 2008 are summarized below (in thousands):

Year ended

2009		$2,814
2010		59
2011		23,584

Total minimum debt payments		$26,457

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Stock and Benefit Plans

The Company maintains several stock equity incentive plans under which incentive stock options, non-qualified stock options, RSUs may be granted to employees (including officers), consultants, independent contractors, and non-employee directors.

Stock Option Plans

We have adopted the following stock plans:

  a 1993 Employee Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2008, 26,666 shares have been issued upon exercise of options and 50,000 shares are subject to outstanding options;

  a 1996 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2008, 79,600 shares have been issued upon exercise of options and 10,000 shares are subject to outstanding options;

  a 1998 Stock Option Plan, which provides for the grant of options to purchase an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2008, 6,000 shares have been issued upon exercise of options and 86,900 shares are subject to outstanding options;

  a 2000 Long-Term Performance Plan, which provides for the award of an aggregate of 350,000 shares of our common stock, of which, as of March 31, 2008, 89,800 shares have been issued upon the exercise of options and 130,000 shares are subject to outstanding awards;

  a 2002 Long-Term Performance Plan, which provides for the award of an aggregate of 250,000 shares of our common stock, of which, as of March 31, 2008, 15,000 shares have been issued upon the exercise of options and 60,000 shares are subject to outstanding awards; and

  a 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the award of an aggregate of 6,000,000 shares of our common stock, of which, as of March 31, 2008, 378,443 shares have been issued upon the exercise of options and vested RSUs and 3,287,326 shares are subject to outstanding awards.

The 1993 Stock Option Plan and the 1996 Stock Option Plan have expired. Accordingly, we can no longer grant new options under such plans. The Company has chosen, with the approval of the Board of Directors, not to grant future options from the 1998, 2000 and 2002 Plans. Under the terms of the 2004 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years) and generally expire ten years from the date of grant. At March 31, 2008, we had outstanding options and RSUs to purchase approximately 3.6 million shares of common stock and approximately 2.3 million shares of common stock are available for future awards. On June 6, 2007, the Compensation Committee of the Board of Directors approved an increase in the number of shares available for issuance under the 2004 Plan from 4,000,000 to 4,350,000 shares. On November 20, 2007 the shareholders approved an increase in the number of shares available for issuance under the 2004 Plan from 4,000,000 to 6,000,000 shares which included the 350,000 shares noted above.

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

Total stock-based compensation cost recognized in the consolidated statement of operations in selling, general and administrative expenses for the years ended March 31, 2008 and 2007 was as follows:

	March 31,
	2008	2007
Stock-based compensation expense by type of award:
Stock options	$1,083		$1,913
Restricted stock units	141		305
Total stock-based compensation	1,224		2,218
Tax effect on stock-based compensation	—	—	—
Net effect of stock-based compensation on net loss	$1,224		$2,218

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

For SFAS No. 123(R) purposes, the fair value of each stock option grant was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Year Ended March 31,

	2008	2007
Expected term	4.4 years	5 years
Expected stock price volatility	72.9%	76.1%
Risk-free interest rate	3.8%	4.8%
Expected dividend yield	0%	0%
Weighted-average grant-date fair value of options granted	$ 0.50	$ 1.57

The expected term is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate is based on United States Treasury instruments as of the grant dates and represents the yields on securities for terms equal to the expected term of the options. Expected volatility is calculated based on historical volatility of the Company’s common stock over the expected term of the stock option. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

A summary of stock option activity under these plans as of March 31, 2008 and 2007, and changes during the years then ended, is presented below:

			(In the money
			options)	Weighted-
		Weighted-	Aggregate	Average
	Number of	Average	Intrinsic	Remaining
(in thousands, except exercise price)	Shares	Exercise Price	Value	Contractual Term
Outstanding at March 31, 2006	3,469	$3.21	$3,186	7.9 years
Granted	705	2.62
Exercised	(187)	2.07
Canceled/Expired	(841)	3.93

Outstanding at March 31, 2007	3,146	$2.95	$11	6.8 years
Granted	1,372	0.86
Exercised	(2)	0.75
Canceled/Expired	(1,117)	2.84

Outstanding at March 31, 2008	3,399	$2.15	$—	7.4 years
Exercisable at March 31, 2008	1,731	$2.79	$—	5.8 years
Expected to vest after March 31, 2008	1,510	$1.46	$—	9.0 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all in the money options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The total intrinsic value of options exercised during the year ended March 31, 2008 was immaterial. The total intrinsic value of options exercised during the year ended March 31, 2007 was approximately $78,600. The unrecognized stock-based compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of March 31, 2008 was approximately $1.4 million and is expected to be recognized over a weighted average period of 2.3 years. Approximately 0.2 million shares outstanding as of March 31, 2008 are not expected to vest.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding as of March 31, 2008 is as follows:

(in thousands, except exercise price)	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.44-$0.73	415	9.8	$0.63	—	$—
$0.73-$1.45	971	8.1	$1.04	193	$1.30
$1.45-$2.18	528	5.5	$2.14	528	$2.14
$2.18-$2.90	618	6.1	$2.52	382	$2.64
$2.90-$3.63	439	7.9	$3.31	334	$3.38
$3.63-$4.35	258	7.2	$4.03	163	$4.03
$4.35-$5.08	80	6.9	$4.75	60	$4.75
$5.08-$5.80	90	5.8	$5.22	71	$5.22

	3,399	7.4	$2.15	1,731	$2.79

Restricted Stock Units

The 2004 Plan allows for the issuance of RSUs which typically vest over four years. A summary of the status of RSUs nonvested shares as of March 31, 2008 and changes during the year then ended is presented below:

		Weighted-Average
(in thousands, except fair value price)	Number of Shares	Grant-Date Fair Value
Nonvested at April 1, 2007	405	$1.96
Granted	44	0.78
Vested	(70)	2.02
Forfeited	(154)	1.82

Nonvested at March 31, 2008	225	$1.81

As of March 31, 2008 there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended March 31, 2008 and 2007 were approximately $0.1 million and $0.3 million, respectively.

Associate Stock Purchase Plan

Effective April 15, 2005, the Company adopted the MTM Technologies, Inc. Associate Stock Purchase Plan. The ASPP allows eligible employees to contribute up to 15% of their base earnings to a maximum annual contribution of $25,000 toward the semi-annual purchase of the Company’s common stock. The employee’s purchase price is 95% of the fair market value of the stock on the last business day of the offering period. Employees may purchase shares up to a maximum of 3,500 shares per offering period. The total numbers of shares issuable under the ASPP is 1.0 million. From the inception of the ASPP through March 31, 2008, the Company has issued approximately 0.1 million shares of common stock to the ASPP at an average price of $1.77. Of the 554 associates eligible to participate, approximately 13 were participants in the ASPP as of March 31, 2008. No stock-based compensation expense was recognized in the consolidated financial statements related to the ASPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Savings Plan

MTM maintains a voluntary defined contribution savings plan (the “MTM 401(k) Plan”) covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. Beginning April 1, 2006, MTM adopted a discretionary match contribution of 25% for the first 6% of each employee’s eligible contribution, senior management was excluded from receiving this match. Eligible participants become fully vested in the match following four years of qualified service. The Company contributed approximately $336,000 and $419,000 to the MTM 401(k) Plan for the years ended March 31, 2008 and 2007, respectively.

As a result of its acquisitions, the Company had three employee savings plans which qualify under Section 401-K of the Internal Revenue Code with essentially the same terms on eligibility and deferral amounts. The acquired 401k plans were merged during fiscal 2007 into the MTM 401(k) Plan.

Note 8. Shareholders’ Equity

Common Stock

On November 20, 2007, the shareholders approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock from 80,000,000 shares to 150,000,000 shares.

Preferred Stock

On November 20, 2007, the shareholders approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of preferred stock from 40,000,000 shares to 48,000,000 shares, par value $.001 per share and to designate such additional 8,000,000 shares of preferred stock as “blank check” preferred stock thereby increasing the number of shares of “blank check” preferred stock from 700,000 shares to 8,700,000 shares, par value $.001 per share. As of March 31, 2008, there were approximately 29,600,000 million shares of Series A Preferred Stock issued.

As of March 31, 2007, the Company had authorized 40,000,000 shares of preferred stock, 33,500,000 of which are designated Series A Preferred Stock, par value $.001 per share and 6,500,000 of which are “blank check” preferred stock, par value $.001 per share. As of March 31, 2007, there were approximately 22,600,000 shares of Series A Preferred Stock issued.

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

On May 24, 2007, the Company entered into a purchase agreement with the Investors to sell to the Investors up to an aggregate of $5.0 million of Series A-7 Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 24, 2007, the Company issued and sold to Pequot 3,753,127 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 1,125,939 shares of the Company’s common stock for an aggregate purchase price of $4.5 million. At the same time, the Company also granted an option to Constellation to purchase up to 417,015 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 125,105 shares of the Company’s common stock. On May 30, 2007 Constellation exercised its rights under the foregoing options and the Company issued and sold to Constellation 417,015 shares of Series A-7 Preferred Stock and 125,105 Series A-7 Warrants for an aggregate purchase price of $0.5 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $4.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.6 million for the fair value of the warrants. The value attributed to the Series A-7 warrants was determined by utilizing Black-Scholes.

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

	No. of Shares
	(in thousands)	Purchase Price
Series A-1 Convertible Preferred Stock	3,558	$ 2.15
Series A-2 Convertible Preferred Stock	2,185	$ 2.75
Series A-3 Convertible Preferred Stock	4,203	$ 3.25
Series A-4 Convertible Preferred Stock	8,573	$ 3.25
Series A-5 Convertible Preferred Stock	3,362	$ 3.25
Series A-6 Convertible Preferred Stock	2,636	$ 1.485
Series A-7 Convertible Preferred Stock	4,294	$ 1.199
Series A-8 Convertible Preferred Stock	758	$ 4.708

	29,569

	No. of Warrants
	(in thousands)	Exercise Price
Series A-1 Common Stock Warrants	500	$ 2.46
Series A-2 Common Stock Warrants	400	$ 3.44
Series A-3, A-4 and A-5 Common Stock Warrants	2,758	$ 4.06
Series A-6 Common Stock Warrants	765	$ 1.63
Series A-7 Common Stock Warrants	1,251	$ 1.3189
Series A-8 Common Stock Warrants	892	$ 1.2947

	6,566

The funds raised from the sales of Series A Convertible Preferred Stock were used to fund the cash portion of the purchase price for the Company’s various acquisitions, as well as for working capital and general corporate purposes.

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. Until May 21, 2008 dividends may, at the option of the Company, be paid in cash or in shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. During fiscal 2008 the Company paid $4.2 million in preferred dividends for the period November 21, 2006 to November 21, 2007 in the form of 1,492,410 shares of Series A Preferred Stock. The Series A purchase prices ranged from $1.199 to $4.708. For the year ended March 31, 2008, the Company has accrued and charged to equity $4.5 million in preferred dividends. At March 31, 2008 $1.7 million was accrued in preferred dividends for the period beginning November 21, 2007. The Series A-1 to A-8 purchase prices accrued range from $1.199 to $4.708. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Income Taxes

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The application of FIN 48 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of cash flows during the year ended March 31, 2008.

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended March 31,
	2008	2007
Current:
Federal	$—	$—
State	250	427
	250	427
Deferred:
Federal	673	—
State	99	—
	772	—
Provision for income taxes	$1,022	$427

The reconciliations of income tax provision (benefit) computed at the federal statutory tax rates to actual income tax provision (benefit) are as follows (in thousands):

	Year Ended March 31,
	2008	2007
Tax benefit at federal statutory rates applied to pretax earnings	$(4,898)	$(10,900)
State income taxes, net of federal benefit	149	427
Federal income taxes	673	—
Changes in valuation allowance	3,676	10,445
Other permanent items	476	190
Adjustments to prior provisions	946	265
Provision for income taxes	$1,022	$427

The tax effects of temporary differences that give rise to the net short-term deferred income tax asset are presented below (in thousands):

	March 31,
	2008	2007
Reserve for bad debts	$380	$556
Inventory	11	(21)
Accrued compensation	—	(30)
	391	505
Valuation allowance	(391)	(505)
Total short-term deferred income tax asset	$—	$—

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to the net long-term deferred income tax asset (liability) are presented below (in thousands):

	March 31,
	2008	2007
Property and Equipment, net	$(3,837)	$(2,773)
Goodwill	(2,524)	(1,627)
Other	50	48
Net operating loss	27,268	22,405
Research and development credit	190	190
	21,147	18,243
Valuation allowance	(21,919)	(18,243)
Net long-term deferred income tax asset (liability)	$(772)	$—

At March 31, 2008, the Company has net operating loss carry forwards of approximately $70 million to offset taxable income through the year 2028. Realization of the benefit of the carry forward losses depends on earning sufficient taxable income before expiration of loss carry forwards. The utilization of the net operating loss carry forwards may also be limited as a result of “change of ownership” provision under section 382 of the Internal Revenue Services Code. At March 31, 2008 and 2007, the Company has established a valuation allowance that offsets the deferred tax assets.

Note 10. Related Party Transactions

During fiscal 2008 and 2007 the Company paid approximately $152,000 and $123,000, respectively in fees to Tectura Corporation (“Tectura”) for certain consulting services related to the customization and management of the Company’s accounting systems. Funds controlled by Pequot Capital hold more than 10% of the equity securities of Tectura and Gerald A. Poch, Non-executive Chairman of the Board of the Company, is a director of Tectura.

During fiscal 2008 and 2007 the Company paid approximately $1,200,000 and $970,000, respectively in fees to Savvis, Inc. (“Savvis”) for certain technology and data center services. Members of the Constellation Group or funds affiliated with them held, during fiscal 2008 and 2007, more than 10% of the preferred equity securities of Savvis and Clifford Friedman, who is a member of Constellation Ventures Management II, LLC and a senior managing director of Bear Stearns Asset Management Inc., was a director of Savvis.

We are a party to a lease agreement, dated December 31, 2004, for our facility located in Peabody, MA. We became a party to this lease as part of the December 2005 acquisition of Nexl. The landlord for this facility is C&S Realty Peabody Trust, a nominee trust controlled by Clifford Rucker and his affiliates. Mr. Rucker owns approximately 25% of our outstanding common stock and was formerly the president of our Northeast region. The lease covers approximately 31,000 square feet, has a monthly rent of approximately $35,000 and terminates in February 2010.

On July 7, 2006, we entered into a consulting agreement with Steven Rothman in connection with the termination of his employment with the Company. This agreement provides that Mr. Rothman will perform certain consulting services for us until March 31, 2008. We will pay Mr. Rothman an annual consulting fee of $265,000, plus health benefits through December 31, 2007. Thereafter, we will pay Mr. Rothman certain transaction fees in the event we complete an acquisition introduced to the Company by Mr. Rothman. Mr. Rothman beneficially owns approximately 6% of our outstanding common stock.

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

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of March 31, 2008 are as follows (in thousands):

	Total	Operating	Capital
Year Ending March 31,
2009	$3,956	$3,573	$383
2010	3,416	3,357	59
2011	2,504	2,498	6
2012	1,559	1,559	—
2013	1,253	1,253	—
Thereafter	2,422	2,422	—
	$15,110	$14,662	$448

Rental expense for operating leases including amounts from non-cancelable leases approximated $3.2 million and $2.9 million for the years ended March 31, 2008 and 2007, respectively.

Legal Proceedings

From time to time, in the normal course of business, various claims are made against the Company. Except for the proceedings described below, there are no material proceedings to which the Company is a party.

On December 4, 2007 a lawsuit styled Amanda Mhanna v. MTM Technologies, Inc, et al., was filed in the Superior Court of the State of California. The plaintiff, a former Company employee, alleges discrimination, harassment, retaliation and other causes of action against the defendants. The plaintiff seeks an unstated amount of compensatory and punitive damages, attorney’s fee’s, and costs. On January 28, 2008, the Company served an answer to the complaint denying the allegations and asserting affirmative defenses. This matter is now in the discovery stage. The trial has been scheduled for May 2009.

On March 14, 2008 a lawsuit styled Sonal Patel v. MTM Technologies, Inc, et al., was filed in the Superior Court of the State of California. The plaintiff, a former Company employee, alleges hostile work environment, harassment, and intentional infliction of emotional distress against the defendants. The plaintiff seeks an unstated amount of compensatory and punitive damages, attorney’s fees, and costs. On May 2, 2008, the Company served an answer to the complaint denying the allegations and asserting affirmative defenses.

While management believes that the Company has meritorious defenses in the foregoing pending matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to the Company. Depending on the amount and timing of an unfavorable resolution of the contingencies, it is possible that the Company’s financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

As permitted under New York law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2008.

We are involved in other various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on the Company's financial condition or the results of operations.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Acquisitions

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

Note 13. Segment Information

The Company currently operates only within the United States. Substantially, all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold; the type and class of clients for products and services; the methods used to deliver products and services and regulatory environments.

Note 14. Subsequent Events

Reverse Stock Split

On May 5, 2008, MTM announced that it plans to affect a reverse stock split of its Common Stock at a split ratio of 1-for-15 (“Reverse Stock Split”).

The Reverse Stock Split as well as the following matters (A) a further restatement of our restated certificate of incorporation to (i) authorize the Company to issue in lieu of cash dividends on our Series A Preferred Stock, payment of the dividend due on November 21, 2008 in shares of our Series A Preferred Stock, (ii) increase the authorized number of shares of Series A-4 Preferred Stock from 9,000,000 to 9,150,000, and (iii) designate the Series A-9 Preferred Stock, and (B) the conversion of the Series A-6 Preferred Stock, the Series A-7 Preferred Stock, and the Series A-8 Preferred Stock into shares of Common Stock at a conversion price that is lower than the fair market price of such securities on the date such securities were issued (all of the above actions collectively referred to as the “Transactions”), were approved by our Independent Committee of the Board of Directors on April 25, 2008 and by our Board of Directors on April 28, 2008.

On May 1, 2008, Pequot and Constellation the holders of a majority of the Company’s voting stock delivered to the Company an executed written stockholders' consent approving the Transactions including the Reverse Stock Split. As of May 31, 2008 Pequot and Constellation collectively owned approximately 70% of the Company’s voting securities and 100% of the Company’s Series A Preferred. As a result of Pequot and Constellation’s approval, no further stockholder approval or action was necessary.

As a result of the Reverse Stock Split, every fifteen shares of the Company’s Common Stock will be combined into one share of Common Stock. The Reverse Stock Split will affect all of the Company’s common stockholders uniformly and will not affect any common stockholder’s percentage ownership interests in the Company or proportionate voting power, other than as a result of the elimination of fractional shares. Any fractional share resulting from the Reverse Stock Split will be cancelled and exchanged for cash. On May 23, 2008 the Company filed with the SEC an information statement on Schedule 14C which includes additional information about the Reverse Stock Split. MTM’s Board of Directors set April 28, 2008 as the record date for stockholders of record entitled to receive the information statement on Schedule 14C. We expect the Reverse Stock Split to be consummated on or about June 26, 2008. MTM reserves the right, in its discretion, to abandon the Reverse Stock Split at any time prior to filing the applicable charter amendment with the New York Secretary of State.

The Reverse Stock Split is being implemented in an effort to avoid being delisted from the NASDAQ due to the failure to comply with the minimum bid price for our Common Stock. On May 14, 2008 we received a NASDAQ Staff Determination indicating our failure to comply with NASDAQ Marketplace Rule 4310(c)(4)- the minimum bid price requirement- for continued listing, and that our securities were subject to delisting from The NASDAQ Capital Market. Pursuant to the NASDAQ rules, we requested a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) which has been accepted. The hearing is scheduled for July 10, 2008. The hearing request stays the suspension of trading and delisting of our Common Stock. Pending the decision by the Panel, our Common Stock will remain listed on the NASDAQ Capital Market. There can be no assurance that the Panel will grant MTM Technologies’ request for continued listing.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pequot Notes and Warrants

On June 11, 2008 the Company and Pequot further amended the Amended Pequot Notes to change the maturity and payment terms such that all principal and all interest accrued on such notes from the date of original issuance of February 28, 2008 through the date of payment of the principal amount shall be due on December 15, 2009.

On June 11, 2008, the Company also issued and sold to Pequot the following Promissory Notes (the “June 11 Pequot Notes”) (1) Pequot Fund a promissory note in the principal amount of $2,410,235, and (2) Pequot Partners a promissory note in the principal amount of $339,765 .

On June 11, 2008, the Company also issued and sold to Pequot the following Warrants (the “June 11 Pequot Warrants”): (1) Pequot Fund warrants entitling Pequot Fund to purchase 642,729 shares of the Company’s next designated series of preferred stock at an exercise price of $0.375 and (2) Pequot Partners warrants entitling Pequot Partners to purchase 90,604 shares of the Company’s next designated series of preferred stock at an exercise price of $0.375.

On June 16, 2008, the Company issued and sold to Pequot the following Promissory Notes (the “June 16 Pequot Notes”): (1) Pequot Fund a promissory note in the principal amount of $219,112, and (2) Pequot Partners a promissory note in the principal amount of $30,888. The June 11 Pequot Notes together with the June 16 Pequot Notes are sometimes referred herein as the “June Pequot Notes”, and collectively with the Amended Pequot Notes as the “Pequot Notes.”

On June 16, 2008, the Company also issued and sold to Pequot the following Warrants (the “June 16 Pequot Warrants”): (1) Pequot Fund warrants entitling Pequot Fund to purchase 56,545 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0.3875, and (2) Pequot Partners warrants entitling Pequot Partners to purchase 7,971 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0.3875. The June 11 Pequot Warrants together with the June 16 Pequot Warrants are sometimes referred herein as the “June Pequot Warrants”, and collectively with the February Pequot Warrants as the “Pequot Warrants.”

The June Pequot Notes are due and payable in full on December 15, 2009 and bear interest at a rate per annum equal to 8.5% . Interest on the June 11 Pequot Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s next designated series of preferred stock at a price per share of $0.33. Interest on the June 16 Pequot Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at a price per share of $0.341.

The right of repayment of principal and interest on the Pequot Notes is subordinated to the rights and security interest of the Senior Debt. While any default or event of default has occurred and is continuing with respect to any of the Senior Debt the Company is prohibited from making any payments or distribution in respect of the above mentioned notes.

The June 11 Pequot Warrants expire on June 11, 2012. The June 16 Pequot Warrants expire on June 16, 2012. The holders of such warrants may exercise the purchase rights represented by such warrants at any time after the Company’s designation of the series of preferred stock for which they are exercisable. Cashless exercise is permitted. The purchase price per share at which the holders of the June 11 Pequot Warrants can purchase the Company’s shares of its next designated series of preferred stock is $.375 per share. The purchase price per share at which the holders of the June 16 Pequot Warrants can purchase the Company’s designated series of preferred stock designated after the next series of preferred stock is $0.3875 per share.

Constellation Notes and Warrants

On June 16, 2008, the Company issued and sold to (1) Constellation Venture a promissory note in the principal amount of $249,617.80, (2) Constellation Offshore a promissory note in the principal amount of $132,834.65, (3) BSC a promissory note in the principal amount of $111,313.95, (4) CVC a promissory note in the principal amount of $6,233.60, (5) Constellation Venture warrants entitling Constellation Venture to purchase 64,417 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0.3875, (6) Constellation Offshore warrants entitling Constellation Offshore to purchase 34,280 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0.3875, (7) BSC warrants entitling BSC to purchase 28,726 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0. 3875, (8) CVC warrants entitling CVC to purchase 1,609 shares of the Company’s designated series of preferred stock designated after the next series of preferred stock at an exercise price of $0. 3875. The aforementioned promissory notes together, and the warrants together, respectively, are sometimes referred to herein as the “Constellation Notes,” and the “Constellation Warrants.”

The Constellation Notes have the identical terms as the June 16 Pequot Notes. The Constellation Warrants have the identical terms as the June 16 Pequot Warrants.

Proceeds from the June Pequot Notes and the Constellation Notes will be used to fund working capital needs.

Credit Facilities Agreement

On June 11, 2008, the Company entered into an amendment with CDF to the Credit Facilities Agreement whereby CDF (a) consents to and approves an amendment to an unsecured subordinated indebtedness to the Pequot in the principal amount of $2,500,000, (b) consents to and approves the incurrence by the Company of certain unsecured subordinated indebtedness to Pequot in the principal amount up to $3,000,000, (c) consents to and approves of the incurrence of an unsecured subordinated indebtedness by the Company to Constellation in the principal amount up to $500,000, (d) consents to the increase in the CP/NEBF Note by $3,000,000 (e) obtains a waiver of certain terms of the Credit Facilities Agreement in relation to the foregoing request, and (e) modifies certain financial covenants contained in the Credit Facilities Agreement by (i) reducing required minimum EBITDA amounts for the fiscal quarter ending on June 30, 2008, and (ii) lowering the cash requirement for the June 30, 2008, July 31, 2008 and August 31, 2008 calculation dates to $750,000 from $1.5 million.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CP/NEBF Credit Agreement

On June 11, 2008 and June 17, 2008, the Company entered into Amendments No. 4 and 5 to the CP/NEBF Credit Agreement with CP Investment Management, as Investment Manager and NEBF, as Lender whereby each of Investment Manager and Lender (a) consents to and approves an amendment to an unsecured subordinated indebtedness to the Pequot in the principal amount of $2,500,000, (b) consents to and approves the incurrence by the Company of certain unsecured subordinated indebtedness to Pequot in the principal amount up to $3,000,000, (c) consents to and approves the incurrence of an unsecured subordinated indebtedness by the Company to Constellation in the principal amount up to $500,000, (d) obtains a waiver of certain terms of the CP/NEBF Credit Agreement in relation to the foregoing request, (e) modifies certain financial covenants contained in the CP/NEBF Credit Agreement by (i) reducing required minimum EBITDA amounts for the fiscal quarter ending on June 30, 2008, and (ii) lowering the cash requirement for the June 30, 2008, July 31, 2008 and August 31, 2008 calculation dates to $675,000 from $1,350,000, and (e) amending the existing CP/NEBF Note to increase the principal amount by $3,000,000 to $28,000,000 and amend the payment premium in respect of the CP/NEBF Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return of 15% per annum from the Closing Date.

Proceeds from the additional funding of $3,000,000 will be used to fund working capital needs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTM TECHNOLOGIES, INC.

Dated: June 24, 2008	By:	/S/ STEVEN STRINGER
Steven Stringer
President and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ GERALD A. POCH	Chairman of the Board of Directors	June 24, 2008
Gerald A. Poch

/S/ STEVEN STRINGER	President and Chief Operating Officer	June 24, 2008
Steven Stringer	(Principal Executive Officer)

/S/ J.W. BRAUKMAN III	Senior Vice President and Chief Financial Officer	June 24, 2008
J.W. Braukman III	(Principal Financial and Accounting Officer)

/S/ KEITH B. HALL	Director	June 24, 2008
Keith B. Hall

/S/ WILLIAM LERNER	Director	June 24, 2008
William Lerner

/S/ ALVIN E. NASHMAN	Director	June 24, 2008
Alvin E. Nashman

/S/ STERLING PHILLIPS	Director	June 24, 2008
Sterling Phillips

/S/ ARNOLD J. WASSERMAN	Director	June 24, 2008
Arnold J. Wasserman

/S/ THOMAS WASSERMAN	Director	June 24, 2008
Thomas Wasserman

MTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2008

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated September 17, 2004 among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: September 16, 2004), filed with the Securities and Exchange Commission on September 22, 2004.]

2.2	Asset Purchase Agreement, dated December 1, 2004, among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc. [Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

2.3	Stock Purchase Agreement, dated January 27, 2005, among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc. [Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2005) filed with the Securities and Exchange Commission on February 1, 2005.]

2.4	Merger Agreement, dated August 16, 2005, among NEXL, Inc., MTM Technologies (Massachusetts), LLC, MTM Technologies, Inc. and Clifford L. Rucker [Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]

3.1	Restated Certificate of Incorporation dated December 21, 2007 [Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the Securities and Exchange Commission on February 14, 2007.]

3.2	Certificate of Amendment to Restated Certificate of Incorporation dated July 25, 2007 [Incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on February 14, 2007.]

3.3	Amended and Restated By-Laws. [Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 5, 2004), filed with the Securities and Exchange Commission on August 13, 2004.]

4.1	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Appendix A to the proxy statement contained as part of the registrant’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

4.2	Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.3	Amendment No. 1 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 8-K (Date of Report: December 31, 2005), filed with the Securities and Exchange Commission on February 14, 2006.]

4.4	Amendment No. 2 to the Purchase Agreement, dated December 7, 2004, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.5	Waiver Letter dated December 9, 2005, by Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC Partners II, LLC [Incorporated by reference to Exhibit 99.7 to the registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on December 28, 2005.]

4.6	Purchase Agreement, dated March 29, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.7	Purchase Agreement, dated May 24, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.8	Purchase Agreement, dated July 25, 2007, among MTM Technologies, Inc., Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007.]

4.9	Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.10	Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: August 1, 2005), filed with the Securities and Exchange Commission on August 4, 2005.]

4.11	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.12	Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.13	Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: April 9, 2007), filed with the Securities and Exchange Commission on April 13, 2007.]

4.14	Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2005.]

4.15	Amendment No. 5 to the Amended and Restated Registration Rights Agreement, dated July 25, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007.]

4.16	Columbia Voting Agreement, dated November 4, 2005 [Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (Date of Report: November 4, 2005), filed with the Securities and Exchange Commission on November 4, 2005.]

4.17	Series A-5 Voting Agreement, dated November 23, 2005 [Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.18	Warrant Certificate, evidencing 438,225 warrants registered in the name of Pequot Private Equity Fund III, LLP. [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the Securities and Exchange Commission on June 7, 2004.]

4.19	Warrant Certificate, evidencing 61,775 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: May 21, 2004), filed with the Securities and Exchange Commission on June 7, 2004.]

4.20	Warrant Certificate, evidencing 350,580 warrants registered in the name of Pequot Private Equity Fund III, L.P. [Incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the Securities and Exchange Commission on December 5, 2004.]

4.21	Warrant Certificate, evidencing 49,420 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (Commission File No. 333-117549) filed with the Securities and Exchange Commission on October 5, 2004.]

4.22	Form of the Series A-3 Warrant Certificate [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.23	Form of the Series A-4 Warrant Certificate [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: December 7, 2004), filed with the Securities and Exchange Commission on December 13, 2004.]

4.24	Form of the Series A-5 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.25	Warrant Certificate issued to National Electrical Benefit Fund [Incorporated by reference to Exhibit 10.5 to the registrants Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.26	Form of the Series A-6 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.27	Form of the Series A-7 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.28	Form of the Series A-8 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, (Date of Report: July 25, 2007), filed with the Securities and Exchange Commission on July 31, 2007.]

4.29	Warrant Certificate issued to National Electrical Benefit Fund [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

4.30	Warrant Certificate, evidencing 343,705 warrants registered in the name of Pequot Private Equity Fund III, LLP [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: February 28, 2008), filed with the Securities and Exchange Commission on March 3, 2008.]

4.31	Warrant Certificate, evidencing 48,452 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: February 28, 2008), filed with the Securities and Exchange Commission on March 3, 2008.]

4.32	Form of the June 11, 2008 Warrant Certificate [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

4.33	Form of the June 16, 2008 Warrant Certificate [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.1	Financing Agreement dated as of June 8, 2005, among MTM Technologies, Inc. and its subsidiaries from time to time party thereto as the Borrowers, the financial institutions from time to time party thereto as lenders, and the CIT Group/Business Credit, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]

10.2	Waiver Letter, dated February 14, 2007 between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: February 14, 2007), filed with the Securities and Exchange Commission on February 15, 2007.]

10.3	Waiver and Amendment Letter, dated June 21, 2007 between MTM Technologies, Inc. and the CIT Group/Business Credit, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 21, 2007), filed with the Securities and Exchange Commission on June 27, 2007.]

10.4	Termination, Release and Indemnification Agreement, dated as of August 21, 2007 executed in connection with the Financing Agreement dated as of June 8, 2005, among MTM Technologies, Inc. and its subsidiaries from time to time party thereto as the Borrowers, the financial institutions from time to time party thereto as lenders, and the CIT Group/Business Credit, Inc. [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.5	Loan and Security Agreement among Textron Financial Corporation, MTM Technologies, Inc., MTM Technologies (California) Inc., MTM Technologies (Texas) Inc., MTM Technologies (US), Inc., and Info Systems, Inc., dated as of June 8, 2005 [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: June 8, 2005), filed with the Securities and Exchange Commission on June 14, 2005.]

10.6	Waiver and Amendment Letter, dated June 21, 2007 between MTM Technologies, Inc. and the Textron Financial Corporation [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: June 21, 2007), filed with the Securities and Exchange Commission on June 27, 2007.]

10.7	Acknowledgement of Payment and Termination Agreement dated August 21, 2007 between Textron Financial Corporation and GE Commercial Distribution Finance and acknowledged by MTM Technologies, Inc., MTM Technologies (Massachusetts) LLC, MTM Technologies (US) Inc., and Inform Systems, Inc. [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.8	Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

10.9	Amendment No.1 dated July 31, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.]

10.10	Amendment No.2 dated August 21, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.11	Amendment No.3 dated February 28, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: February 28, 2008), filed with the Securities and Exchange Commission on March 3, 2008.]

10.12	Amendment No.4 dated June 11, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.13	Amendment No.5 dated June 17, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.14	Subordination Agreement dated as of August 21, 2007, among GE Commercial Distribution Finance Corporation, and National Electrical Benefit Fund and Columbia Partners, L.L.C. Investment Management [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.15	Credit Facilities Agreement dated August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as Borrowers, and GE Commercial Distribution Finance Corporation (“CDF”), as Administrative Agent, and CDF and the other lenders listed therein, as Lenders [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.16	First Amendment dated August 21, 2007 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007].

10.17	Second Amendment dated February 4, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the Securities and Exchange Commission on November 14, 2008].

10.18	Third Amendment dated February 28, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: February 28, 2008), filed with the Securities and Exchange Commission on March 3, 2008.]

10.19	Fourth Amendment dated May 16, 2008 but effective as of May 1, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender

10.20	Fifth Amendment dated June 16, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.21	Consent to Credit Facilities Agreement dated June 16, 2008 among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.22	Subordinated Promissory Note dated February 28, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,191,123 [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: February 28, 2008), filed with the Securities and Exchange Commission on March 3, 2008.]

10.23	Amended Subordinated Promissory Note dated March 28, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,191,123 [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: March 28, 2008), filed with the Securities and Exchange Commission on March 31, 2008.]

10.24	Second Amended Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,191,123 [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.25	Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,410,235 [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.26	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $219,112 [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.27	Subordinated Promissory Note dated February 28, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $308,87 [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 28, 2008), filed with the Securities and Exchange Commission on March 3, 2008.]

10.28	Amended Subordinated Promissory Note dated March 28, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $308,87 [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: March 28, 2008), filed with the Securities and Exchange Commission on March 31, 2008.]

10.29	Second Amended Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $308,87 [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.30	Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $339,765 [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.31	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $30,888 [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.32	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital II, L.P. in the amount of $249,617.80 [Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.33	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital Offshore II, L.P. in the amount of $132,834.65 [Incorporated by reference to Exhibit 10.10 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.34	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of The BSC Employee Fund VI, L.P. in the amount of $111,313.95 [Incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.35	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of CVC Partners II, LLC in the amount of $6,233.60 [Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.36	Micros-to-Mainframes, Inc. 1993 Employee Stock Option Plan [Incorporated by reference to Exhibit 10.2 to Amendment Number 2 to the registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on July 14, 1993.]

10.37	Micros-to-Mainframes, Inc. 1996 Stock Option Plan [Incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]

10.38	Micros-to-Mainframes, Inc. 1998 Stock Option Plan [Incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]

10.39	Micros-to-Mainframes, Inc. 2000 Long-Term Performance Plan [Incorporated by reference to Exhibit 99.B1 to the Company’s definitive Schedule 14A, filed with the Securities and Exchange Commission on September 25, 2000.]

10.40	Micros-to-Mainframes, Inc. 2002 Long-Term Performance Plan [Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 4, 2005.]

10.41	Micros-to-Mainframes, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Appendix L to the proxy statement contained as part of the Company’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

10.42	Form of Employee Stock Option Agreement [Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.]

10.43	MTM Technologies, Inc. Associates Stock Purchase Plan [Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 1, 2005.]

10.44	Form of Employee Restricted Stock Unit Agreement [Incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K/A (Date of Report: March 31, 2006), filed with the Securities and Exchange Commission on September 12, 2006.]

10.45	Form of Executive Stock Option Agreement [Incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A (Date of Report: March 31, 2006), filed with the Securities and Exchange Commission on September 12, 2006.]

10.46	Form of Executive Restricted Stock Unit Agreement [Incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K/A (Date of Report: March 31, 2006), filed with the Securities and Exchange Commission on September 12, 2006.]

10.47	Severance Letter, dated December 12, 2005 between MTM Technologies, Inc. and Michael El-Hillow [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: December 12, 2005), filed with the Securities and Exchange Commission on December 15, 2005.]

10.48	Employment Agreement, dated June 28, 2006 between MTM Technologies, Inc. and Francis J. Alfano [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 28, 2006), filed with the Securities and Exchange Commission on July 5, 2006.]

10.49	Letter Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: July 7, 2006), filed with the Securities and Exchange Commission on July 11, 2006.]

10.50	Consulting Agreement, dated July 7, 2006 between MTM Technologies, Inc. and Steven Rothman [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: July 7, 2006), filed with the Securities and Exchange Commission on July 11, 2006.]

10.51	Employment Agreement, dated August 10, 2006 between MTM Technologies, Inc. and Steven Stringer [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 10, 2006), filed with the Securities and Exchange Commission on August 14, 2006.]

10.52	Consulting Service Agreement, dated September 13, 2006 between MTM Technologies, Inc. and Michael El-Hillow [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: September 13, 2006), filed with the Securities and Exchange Commission on September 19, 2006.]

10.53	Letter Agreement, dated September 28, 2006 between MTM Technologies, Inc. and J.W. Braukman, III [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: September 28, 2006), filed with the Securities and Exchange Commission on October 3, 2006.]

10.54	Consulting Agreement, dated April 26, 2007 between MTM Technologies, Inc. and Francis J. Alfano and Tory Ventures LLC [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: April 26, 2007), filed with the Securities and Exchange Commission on May 1, 2007.]

10.55	Agreement and General Release, dated April 26, 2007 between MTM Technologies, Inc. and Francis J. Alfano [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: April 26, 2007), filed with the Securities and Exchange Commission on May 1, 2007.]

10.56	Lease Agreement, dated August 15, 2005 between 1200 High Ridge Company, LLC and MTM Technologies, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]

14.1	Code of Ethics

16.1	Letter dated November 15, 2007 from Goldstein Golub Kessler LLP (“GGK”) to MTM Technologies, Inc. notifying MTM that cetain of the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement [Incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K (Date of Report: November 15, 2007), filed with the Securities and Exchange Commission on November 15, 2007.]

16.2	Goldstein Golub Kessler LLP Letter to the Securities and Exchange Commission dated November 15, 2007 [Incorporated by reference to Exhibit 16.2 to the registrant’s Current Report on Form 8-K (Date of Report: November 15, 2007), filed with the Securities and Exchange Commission on November 15, 2007.]

21.1	Subsidiaries of MTM Technologies, Inc.

23.1	Consent from McGladrey & Pullen, LLP

23.2	Consent from Goldstein Golub Kessler LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III