Form 10-Q
period 2008-06-30
MTM Technologies, Inc.
filed 2008-08-14
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 897,419 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 6, 2008.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2008

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and March 31, 2008		1
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007 (Unaudited)		2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2008 and 2007 (Unaudited)		3
Notes to Condensed Consolidated Financial Statements (Unaudited)		4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits	24
Signatures
Index to Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	March 31,
	2008	2008
	(Unaudited)
A S S E T S

Current assets:
Cash	$3,662	$3,210
Accounts receivable-trade, net of allowance of $1,068 and $974, respectively	38,704	42,207
Inventories	967	576
Prepaid expenses and other current assets	5,657	5,958
Total current assets	48,990	51,951

Property and equipment, net	9,639	10,813
Goodwill	69,960	69,960
Intangible assets, net	1,526	1,783
Other assets	923	968
TOTAL ASSETS	$131,038	$135,475

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y

Current liabilities:
Secured revolving credit facilities	$11,295	$8,100
Inventory financing agreements	9,961	15,801
Related party note payable	—	2,431
Accounts payable	14,094	18,603
Accrued expenses	3,592	4,225
Deferred revenue	5,413	5,734
Current portion of capital lease obligations	291	383
Total current liabilities	44,646	55,277

Secured promissory note	26,713	23,578
Long-term accrued interest on secured promissory note	9,748	6,538
Related party notes payable	5,724	—
Other long-term liabilities	2,165	3,135
Total liabilities	88,996	88,528

Shareholders’ equity:
Series A preferred stock, $.001 par value; 40,280,000 and 39,300,000 shares authorized; issued and outstanding 30,451,469 and 29,569,259 shares at June 30, 2008 and March 31, 2008, respectively	68,864	66,515
Common stock, $.001 par value; 150,000,000 shares authorized; issued and outstanding 897,419 and 890,228 shares, respectively	1	1
Additional paid-in capital	53,480	54,151
Accumulated deficit	(80,303)	(73,720)
Total shareholders’ equity	42,042	46,947
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,038	$135,475

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)
	Three Months Ended
	June 30,
	2008	2007
Net revenues:
Products	$33,937	$49,234
Services	14,111	17,778
Total net revenues	48,048	67,012
Costs and expenses:
Cost of products sold	28,339	41,932
Cost of services provided	8,170	10,548
Selling, general and administrative expenses	14,051	16,944
Total costs and expenses	50,560	69,424
Operating loss	(2,512)	(2,412)
Other income (expense):
Interest expense, net of interest income	(3,844)	(1,259)
Other income	—	139
Loss before income tax provision	(6,356)	(3,532)
Provision for income taxes	227	196
Net loss	$(6,583)	$(3,728)
Preferred stock dividend	1,190	932
Net loss available to common shareholders	$(7,773)	$(4,660)
Net loss per common share:
Basic and Diluted	$(8.66)	$(5.73)
Weighted average number of common shares outstanding:
Basic and Diluted	897	813

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)
	Three Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(6,583)	$(3,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	—	40
Depreciation	1,726	1,867
Amortization of intangibles	257	692
Provision for deferred income taxes	193	—
Amortization of debt discount	157	140
Non-cash interest on secured subordinated promissory note	3,209	530
Amortization of debt issuance costs	138	133
Stock-based compensation	281	456
Non-cash interest on notes payable	71	—
Cash provided/(used) by changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,350	3,583
Inventories	(391)	1,321
Prepaid expenses and other current assets	331	(972)
Other assets	45	127
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(5,008)	(6,724)
Deferred revenue	(321)	(414)
Net cash used in operating activities	(2,545)	(2,949)

INVESTING ACTIVITIES:
Additions to property and equipment	(552)	(573)
Net cash used in investing activities	(552)	(573)

FINANCING ACTIVITIES:
Borrowing (repayment) on secured revolving credit facility	3,195	(3,015)
Repayments on inventory financing	(5,840)	(229)
Proceeds from issuance of preferred stock, net	—	5,769
Proceeds from issuance of related party notes payable	3,400	—
Proceeds from issuance of secured promissory note	2,932	—
Common stock issued under associate stock purchase plan	9	24
Principal payments on capital lease obligations	(147)	(135)
Net cash provided by financing activities	3,549	2,414

NET INCREASE(DECREASE) IN CASH	452	(1,108)
CASH AT BEGINNING OF PERIOD	3,210	4,439
CASH AT END OF PERIOD	$3,662	$3,331

Supplemental disclosure of non-cash financing activities:
Series A Preferred Stock dividend accrued	$1,190	$932
Series A Preferred Stock dividend paid	$2,349	$1,885
Warrants issued in connection with notes payable	$229	$—
Supplemental disclosure of non-cash investing activities:
Common stock issued to settle contingent consideration relative to acquisition	$—	$1,358

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

The condensed consolidated balance sheet of the Company at March 31, 2008 has been derived from the Company’s Annual Report on Form 10-K for the year then ended. All other condensed consolidated financial statements contained herein have been prepared by the Company and are unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2008 and the notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and accruals, consisting of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company as of June 30, 2008, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the Company’s entire fiscal year ending March 31, 2009.

Certain prior year’s balances have been reclassified to conform to the June 30, 2008 presentation.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

On June 25, 2008, the Company affected a reverse stock split of its Common Stock at a split ratio of 1-for-15 (“Reverse Stock Split”).

The Reverse Stock Split was approved by our Independent Committee of the Board of Directors on April 25, 2008 and by our Board of Directors on April 28, 2008. On May 1, 2008, Pequot and Constellation the holders of a majority of the Company’s voting stock delivered to the Company an executed written stockholders' consent approving the Reverse Stock Split. As of May 1, 2008 Pequot and Constellation collectively owned approximately 70% of the Company’s voting securities and 100% of the Company’s Series A Preferred. As a result of Pequot and Constellation’s approval, no further stockholder approval or action was necessary.

As a result of the Reverse Stock Split, every fifteen shares of the Company’s Common Stock have been converted into one share of Common Stock. The Reverse Stock Split affected all of the Company’s common stockholders uniformly and did not affect any common stockholder’s percentage ownership interests in the Company or proportionate voting power, except for minor changes resulting from the cash payment of fractional shares. Based on approximately 13.5 million pre-split shares of Common Stock issued and outstanding at June 25, 2008 the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split are 900,000 shares. All outstanding options, restricted stock units, warrants and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split.

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying condensed consolidated financial statements and notes thereto for all periods presented.

The Reverse Stock Split was implemented to avoid being delisted from the NASDAQ due to the failure to comply with the minimum bid price for our Common Stock.

Accrual of Unreported Medical Claims

The Company adopted a self-funded medical insurance plan effective May 1, 2008 covering all enrolled employees with regard to medical, dental, vision and prescription benefits. Beginning in the first quarter of fiscal 2009, the Company established an estimate of an amount to accrue for medical costs incurred but not yet reported under these self-funded employee medical insurance plans. The Company estimates the reserve based on an evaluation of past rates of claim payouts and trends in the amount of payouts.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB deferred the effective date for SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and removed certain leasing transactions from its scope. SFAS No. 157 was adopted by the Company, as it applies to its financial instruments, effective April 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The provisions of SFAS No. 159 became effective for the Company beginning April 1, 2008. The Company has not elected to apply the fair value option to any of its financial instruments. As a result, adoption of this statement had no impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP APB 14-1 may have on its consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is assessing the potential impact that the adoption of SFAS No. 162 may have on its consolidated results of operations and financial condition.

Inventories

Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out method.

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 2.5 million and 2.2 million common shares as of June 30, 2008 and 2007, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the periods presented herein since the effect of such securities would be anti-dilutive.

NOTE 3. RELATED PARTY NOTES PAYABLE

The Company has issued and sold a series of unsecured subordinated promissory notes and warrants to the Investors during the period from February 28, 2008 to June 16, 2008 as follows:

			Price per share if
			Interest is		Number		Warrant
			Paid in		of	Exercise	Exercisable	Preferred
Issue		Principal	Series A		Warrants	Price of	Expiration	Stock
Date	Party to Promissory Note	Amount	Preferred Stock		Issued	Warrants	Date	Series
	Pequot Private Equity Fund
2/28/08	III, L.P.	$2,191,123	$0.561	(a)	343,705	$0.6375	March 29, 2012	A-9

	Pequot Offshore Private
2/28/08	Equity Partners III, L.P.	$308,877	$0.561	(a)	48,452	$0.6375	March 29, 2012	A-9

	Pequot Private Equity Fund
6/11/08	III, L.P.	$2,410,235	$0.33	(b)	642,729	$0.375	June 11, 2012	A-10

	Pequot Offshore Private
6/11/08	Equity Partners III, L.P.	$339,765	$0.33	(b)	90,604	$0.375	June 11, 2012	A-10

	Pequot Private Equity Fund
6/16/08	III, L.P.	$219,112	$0.341	(b)	56,545	$0.3875	June 16, 2012	A-11

	Pequot Offshore Private
6/16/08	Equity Partners III, L.P.	$30,888	$0.341	(b)	7,971	$0.3875	June 16, 2012	A-11

	Constellation Venture Capital
6/16/08	II, L.P.	$249,618	$0.341	(b)	64,417	$0.3875	June 16, 2012	A-11

	Constellation Venture Capital
6/16/08	Offshore II, L.P.	$132,834	$0.341	(b)	34,280	$0.3875	June 16, 2012	A-11

	The BSC Employee Fund VI,
6/16/08	L.P.	$111,314	$0.341	(b)	28,726	$0.3875	June 16, 2012	A-11

6/16/08	CVC II Partners, LLC	$6,234	$0.341	(b)	1,609	$0.3875	June 16, 2012	A-11

	Total June 2008 Notes (c)	$6,000,000

(a) On February 28, 2008, the Company issued and sold to Pequot promissory notes in the principal amount of $2,500,000 (the “Pequot Notes”) and warrants entitling Pequot to purchase 392,157 shares of the Company’s Series A-9 Preferred Stock at an exercise price of $0.6375 (the “Pequot A-9 Warrants”). The Pequot Notes bear interest at a rate per annum equal to 8.5% . Interest on the Pequot Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-9 Preferred Stock at a price per share of $0.561. Proceeds from the Pequot Notes were used to fund working capital needs.

On March 28, 2008, the Company and Pequot amended the Pequot Notes (the “Amended Pequot Notes”) to change the Maturity Date as follows: thirty percent (30%) of the principal amount of the Amended Pequot Notes ($750,000) is due and payable on December 28, 2008, and the remaining principal balance and all interest accrued from February 28, 2008 to the date of payment of the principal amount is due on March 28, 2009.

On June 11, 2008, the Company and Pequot further amended the Amended Pequot Notes to change the maturity and payment terms such that all principal and all interest accrued on such notes from the date of original issuance of February 28, 2008 through the date of payment of the principal amount shall be due on December 15, 2009 (the “Second Amended Notes”).

The holders of the Pequot A-9 Warrants may exercise the purchase rights represented by the Pequot A-9 Warrants at any time. Cashless exercise is permitted. The Company allocated and charged approximately $0.1 million to debt discount, which will be amortized over the life of the Second Amended Pequot Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.1 million for the fair value of the Pequot A-9 Warrants. The values attributed to the Pequot A-9 Warrants were determined utilizing the Black-Scholes model. The foregoing description of the Pequot A-9 Warrants does not purport to be complete, and is qualified in its entirety by reference to the full text of such document.

(b) On June 11, 2008 and June 16, 2008, the Company issued and sold to Pequot promissory notes in the aggregate principal amount of $3,000,000 (the “June Pequot Notes”) and warrants entitling Pequot to purchase 733,333 shares of the Company’s Series A-10 Preferred Stock at an exercise price of $0.375 and 64,516 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875, respectively, at June 11, 2008 and June 16, 2008 (the “Pequot A-10 and A-11 Warrants”). Proceeds from the June Pequot Notes were used to fund working capital needs.

On June 16, 2008, the Company issued and sold to Constellation promissory notes in the aggregate principal amount of $500,000 (the “Constellation Notes”) and warrants entitling Constellation to purchase 129,032 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875 (the “Constellation A-11 Warrants”). Proceeds from the Constellation Notes were used to fund working capital needs.

The June Pequot Notes and the Constellation Notes are due and payable in full on December 15, 2009 and bear interest at a rate per annum equal to 8.5% . Interest on the June Pequot Notes and the Constellation Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-10 Preferred Stock or Series A-11 Preferred Stock (as noted in the chart above).

The holders of the Pequot A-10 and A-11 Warrants and the Constellation A-11 Warrants, collectively (the “June Warrants”) may exercise the purchase rights represented by the June Warrants at any time after the Company files an amendment to its Restated Certificate of Incorporation that effects the designation of the Series A-10 Preferred Stock and Series A-11 Preferred Stock for which they are exercisable. Cashless exercise is permitted. The Company allocated and charged approximately $0.2 million to debt discount, which will be amortized over the life of the June Pequot Notes and the Constellation Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.2 million for the fair value of the June Warrants. The values attributed to the June Warrants were determined utilizing the Black-Scholes model. The foregoing description of the June Warrants does not purport to be complete, and is qualified in its entirety by reference to the full text of the respective documents.

(c) The Second Amended Pequot Notes together with the June Pequot Notes and the Constellation Notes, collectively are sometimes referred to herein as the “June 2008 Notes”. At June 30, 2008 the balance of the June 2008 Notes is approximately $5.7 million.

The right of repayment of principal and interest on the June 2008 Notes is subordinated to the rights and security interest of (i) CDF in connection with the August 21, 2007 Credit Facilities Agreement with CDF, as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement, See Note 4 Credit Facilities, and (ii) Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund (“NEBF”), as Lender, in connection with the November 23, 2005, secured credit agreement (the “CP/NEBF Credit Agreement”), See Note 5 Long-term Debt - Secured Promissory Note, (CDF and NEBF collectively, the “Senior Lenders” and the Credit Facilities Agreement and the CP/NEBF Credit Agreement collectively the “Senior Debt”). While any default or event of default has occurred and is continuing with respect to any Senior Debt, the Company is prohibited from making any payments or distribution in respect of the June 2008 Notes.

Upon an event of default, as set forth in the June 2008 Notes, the holders of the June 2008 Notes may declare all amounts outstanding under the June 2008 Notes immediately due and payable and exercise other remedies permitted by the June 2008 Notes or at law or in equity, subject to the above mentioned subordination. The foregoing description of the June 2008 Notes does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents.

NOTE 4 CREDIT FACILITIES

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

The Credit Facilities Agreement refinanced the Company’s prior senior lender facilities and is secured by a first priority lien on and security interest in substantially all of the present and future assets of the Company, including the issued and outstanding stock of the Company (other than MTM Technologies, Inc.), except for permitted encumbrances. Credit and advances to the Company pursuant to the Credit Facilities Agreement will be used to fund working capital and floor-planning needs, and for general corporate purposes. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Credit Facilities Agreement.

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

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of June 30, 2008, the Company has no outstanding letters of credit.

During fiscal 2008 the Company entered into several amendments to the Credit Facilities Agreement with CDF in order to modify the definitions regarding certain covenant calculations and floor plan inventory value, to consent to and approve various indebtedness incurred by the Company and to update disclosures.

As of May 16, 2008, the Company entered into a Fourth Amendment to the Credit Facilities Agreement which amended the definition of “Eligible Account” in order to give the Company added flexibility to borrow against certain Accounts which are customarily paid within 120 days, rather than 90 days.

On June 11, 2008, the Company entered into a Fifth Amendment with CDF to the Credit Facilities Agreement whereby CDF (a) consented to and approved the Second Amended Notes, the June Pequot Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) consented to the increase in the CP/NEBF Note by $3,000,000, and (c) modified certain financial covenants contained in the Credit Facilities Agreement.

The Credit Facilities Agreement, as amended through June 30, 2008 requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on June 30, 2008 of $0 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; provided, however, for the June 30, 2008, July 31, 2008 and August 31, 2008 calculation dates, the foregoing amount shall be $750,000; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; as well as restrictions on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Upon a breach or an event of default by the Company with respect to any of the June 2008 Notes, the Pequot A-9 Warrants, the June Warrants or the Senior Debt not cured by the Company within any applicable grace period, the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement as of June 30, 2008, net of the minimum excess cash/marketable securities plus availability covenant of $1.5 million, amounted to approximately $2.7 million.

NOTE 5. LONG-TERM DEBT-SECURED PROMISSORY NOTE

As of June 17, 2008, the Company entered into Amendment No. 5 to the CP/NEBF Credit Agreement, dated as of November 23, 2005 and accompanying promissory note in the principal amount of $25 million (the “CP/NEBF Note”), with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and NEBF, as Lender (the “Lender”).

On June 11, 2008 and June 17, 2008, the Company entered into Amendments No. 4 and 5 to the CP/NEBF Credit Agreement with CP Investment Management, and NEBF, whereby each (a) consented to and approved the Second Amended Notes, the June Pequot Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) modified certain financial covenants contained in the CP/NEBF Credit Agreement, (c) amended the existing CP/NEBF Note to increase the principal amount by $3,000,000 to $28,000,000 (the “CP/NEBF Amended Note”), and (d) amended the payment premium in respect of the CP/NEBF Amended Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return of 15% per annum from the Closing Date. Proceeds from the additional funding of $3,000,000 will be used to fund working capital needs.

Pursuant to Amendment No. 2 and the Subordination Agreement dated as of August 21, 2007 (the “Subordination Agreement”) with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the CP/NEBF Credit Agreement was extended until November 23, 2010. The amount outstanding on the CP/NEBF Amended Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest is 1% per annum through August 21, 2008, and then will increase to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Pursuant to Amendment No. 5 upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 15% per annum from the Closing Date, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At June 30, 2008, $9.8 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $9.7 million is accrued and is payable at maturity.

Required financial covenants were also modified under various amendments to coincide substantially with those under the Credit Facilities Agreement. The CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on June 30, 2008 of $(300,000) and for each quarter thereafter to June 30, 2009, $1,800,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,350,000 on the last day of each calendar month; provided, however, for the June 30, 2008, July 31, 2008 and August 31, 2008 calculation dates, the foregoing amount shall be $675,000; and Minimum Liquidation Multiple of 1.08 to 1.00 as of the last day of each fiscal month.

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

On November 23, 2005, in connection with the issuance of the CP/NEBF Note the Company issued and sold to the Lender a warrant entitling the Lender to purchase 46,666 shares of the Company’s Common Stock at an exercise price of $60.90 per share (the “Lender Warrant”), the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. On August 21, 2007, in connection with the Subordination Agreement, the Company issued a second Warrant to the Lender for the right to purchase up to the maximum number of 46,666 shares of the Company’s Common Stock at an exercise price of $17.55 per share, (collectively with the Lender Warrant, the “Lender Warrants”) and allocated and charged $0.5 million to debt discount, which will be amortized over the remaining life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $0.5 million for the fair value of the second Warrant. The values attributed to the Lender Warrants were determined utilizing the Black-Scholes model.

NOTE 6. STOCK-BASED COMPENSATION

The Company maintains several stock equity incentive plans under which incentive stock options, non-qualified stock options, stock bonuses and restricted stock units (“RSUs”) may be granted to associates (including officers), consultants, independent contractors, and non-employee directors. The Company also has an Associate Stock Purchase Plan (“ASPP”).

The Company recognizes stock-based compensation cost under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made based on estimated fair values. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized on a straight-line basis over the awards’ requisite service period, typically the vesting period. In determining whether an award is expected to vest, we generally use an estimated forfeiture rate based on historical forfeiture rates. The estimated forfeiture rate is updated for actual forfeitures quarterly. No stock-based compensation expense was recognized in the condensed consolidated financial statements related to the ASPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment.

Total stock-based compensation cost recognized in the condensed consolidated statement of operations in selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended
	June 30,
	2008	2007
Stock-based compensation expense by type of award:
Stock options	$215	$402
Stock bonus	35	—
Restricted stock units	31	54
Total stock-based compensation	281	456
Tax effect on stock-based compensation	—	—
Net effect of stock-based compensation on net(loss)	$281	$456

No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets.

On April 2, 2008 the Board of Directors approved an aggregate stock bonus of 85,000 shares to those directors who are not an employee of the Company and who were not appointed to the Board of Directors by either Pequot or Constellation. The shares were fully vested at the date of grant.

Stock Options

For SFAS No. 123(R) purposes, the fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2008	2007
Expected term	5 years	4.3 years
Expected stock price volatility	79%	73%
Risk-free interest rate	3.4%	4.8%
Expected dividend yield	0%	0%
Weighted-average grant-date fair value of options granted	$3.00	$8.25

The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market condition and the Company’s experience.

At June 30, 2008, we had outstanding options and RSUs to purchase approximately 222,000 shares of common stock and approximately 155,000 shares of common stock are available for future awards.

A summary of stock option activity under these plans as of June 30, 2008 and changes during the three months then ended, is presented below:

			(In the money options) Aggregate Intrinsic Value
				Weighted- Average Remaining Contractual Term
	Number of Shares	Weighted- Average Exercise Price

Outstanding at April 1, 2008	224,694	$31.99
Granted	8,832
Canceled/Expired	(26,087)
Exercised	—
Outstanding at June 30, 2008	207,439	$32.76	$—	7.1 years
Exercisable at June 30, 2008	132,594	$37.40	$—	6.3 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all in the money options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The unrecognized stock-based compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of June 30, 2008 was approximately $1.1 million and is expected to be recognized over a weighted average period of two years.

Restricted Stock Units

The 2004 Plan allows for the issuance of RSUs which typically vest over four years. A summary of the status of RSUs nonvested shares as of June 30, 2008 and changes during the three months then ended is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at April 1, 2008	15,006	$27.09
Granted	—
Vested	(705)
Forfeited	(550)
Nonvested at June 30, 2008	13,751	$26.68

As of June 30, 2008 there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 7. SHAREHOLDERS’ EQUITY

Common Stock

On November 20, 2007, the shareholders approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of Common Stock from 80,000,000 shares to 150,000,000 shares.

As described in Note 2, on June 25, 2008, the Company affected a Reverse Stock Split of its Common Stock at a split ratio of 1-for-15. Shareholders’ equity reflects the stock split by reclassifying to “Additional paid-in capital” from “Common Stock” an amount equal to the change in par value of the shares arising from the Reverse Stock Split. The par value and the amount of authorized shares were not impacted by the Reverse Stock Split.

Based on approximately 13.5 million pre-split shares of Common Stock issued and outstanding at June 25, 2008 the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split are 900,000 shares. All outstanding options, restricted stock units, warrants and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split.

The Reverse Stock Split as well as the following matters (A) a further restatement of our restated certificate of incorporation to (i) authorize the Company to issue in lieu of cash dividends on our Series A Preferred Stock, payment of the dividend due on November 21, 2008 in shares of our Series A Preferred Stock, (ii) increase the authorized number of shares of Series A Preferred Stock from 39,300,000 to 40,280,000, and (iii) designate the Series A-9 Preferred Stock, and (B) the conversion of the Series A-6 Preferred Stock, the Series A-7 Preferred Stock, and the Series A-8 Preferred Stock into shares of Common Stock at a conversion price that is lower than the fair market price of such securities on the date such securities were issued (all of the above actions collectively referred to as the “Transactions”), were approved by our Independent Committee of the Board of Directors on April 25, 2008 and by our Board of Directors on April 28, 2008. On May 1, 2008, Pequot and Constellation the holders of a majority of the Company’s voting stock delivered to the Company an executed written stockholders' consent approving the Transactions. As of May 1, 2008, Pequot and Constellation collectively owned approximately 70% of the Company’s voting securities and 100% of the Company’s Series A Preferred. As a result of Pequot and Constellation’s approval, no further stockholder approval or action was necessary.

Preferred Stock

On November 20, 2007, the shareholders approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of preferred stock from 40,000,000 shares to 48,000,000 shares, par value $.001 per share. On June 25, 2008, Pequot and Constellation as majority stockholders approved the designation of an additional 980,000 shares of preferred stock as Series A Preferred Stock. As of June 30, 2008, there were 7,720,000 shares of “blank check” preferred stock remaining, par value $.001 per share and approximately 30,500,000 million shares of Series A Preferred Stock issued. Subsequently, the Board designated the Series A-10 Preferred Stock and the Series A-11 Preferred Stock, 1,900,000 and 600,000 shares respectively, from the “blank check” preferred stock remaining. The Series A-10 and Series A-11 designation will become effective upon the filing of an amendment to our certificate of incorporation.

Series A Preferred Stock

On January 29, 2004, the Company entered into a purchase agreement with Pequot to sell to Pequot an aggregate of up to $25.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock and on December 7, 2004, the Company entered into an additional purchase agreement with the Investors to sell to the Investors up to an additional $40.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. During the year ended March 31, 2005, the Investors received $41.0 million of Series A Convertible Preferred Stock and associated common stock warrants. During the year ended March 31, 2006, the Investors purchased an additional $19.0 million of Series A Convertible Preferred Stock, and associated common stock warrants. During the year ended March 31, 2007, the Investors purchased an additional $3.0 million of Series A Convertible Preferred Stock, and associated common stock warrants.

On April 9, 2007, Pequot exercised its option to purchase additional shares under the A-6 Purchase Agreement and the Company issued and sold to Pequot 517,526 shares of Series A-6 Preferred Stock and Series A-6 Warrants to purchase 10,349 shares of the Company’s common stock for an aggregate purchase price of $0.8 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $0.7 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.1 million for the fair value of the warrants. The value attributed to the Series A-6 warrants was determined by utilizing Black-Scholes.

On May 24, 2007, the Company entered into a purchase agreement (the “A-7 Purchase Agreement”) with the Investors to sell to the Investors up to an aggregate of $5.0 million of Series A-7 Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 24, 2007, the Company issued and sold to Pequot 3,753,127 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 75,062 shares of the Company’s common stock for an aggregate purchase price of $4.5 million. At the same time, the Company also granted an option to Constellation to purchase up to 417,015 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 8,338 shares of the Company’s common stock. On May 30, 2007 Constellation exercised its rights under the foregoing options and the Company issued and sold to Constellation 417,015 shares of Series A-7 Preferred Stock and 8,338 Series A-7 Warrants for an aggregate purchase price of $0.5 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $4.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.6 million for the fair value of the warrants. The value attributed to the Series A-7 warrants was determined by utilizing Black-Scholes.

On July 25, 2007, the Company entered into the A-8 Purchase Agreement with Pequot, whereby the Company issued and sold to Pequot 743,415 shares of Series A-8 Convertible Preferred Stock and Series A-8 Warrants to purchase up to 59,472 shares of the Company’s common stock for an aggregate purchase price of $3.5 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. Each share of Series A-8 Convertible Preferred Stock is convertible for four shares of the Company’s common stock at a conversion price equal to $1.1770 per share (subject to adjustment). During the second quarter of fiscal 2008 the Company allocated and recorded $3.0 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.5 million for the fair value of the warrants. The value attributed to the Series A-8 warrants was determined by utilizing Black-Scholes.

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

	No. of Shares
	(in thousands)	Purchase Price
Series A-1 Convertible Preferred Stock	3,664	$2.15
Series A-2 Convertible Preferred Stock	2,251	$2.75
Series A-3 Convertible Preferred Stock	4,328	$3.25
Series A-4 Convertible Preferred Stock	8,829	$3.25
Series A-5 Convertible Preferred Stock	3,462	$3.25
Series A-6 Convertible Preferred Stock	2,714	$1.485
Series A-7 Convertible Preferred Stock	4,422	$1.199
Series A-8 Convertible Preferred Stock	781	$4.708
	30,451 (a)

	No. of Warrants
	(in thousands)	Exercise Price
Series A-1 Common Stock Warrants	— (b)
Series A-2 Common Stock Warrants	27	$51.60
Series A-3 Common Stock Warrants	51	$60.94
Series A-4 Common Stock Warrants	103	$60.90
Series A-5 Common Stock Warrants	30	$60.90
Series A-6 Common Stock Warrants	51	$24.45
Series A-7 Common Stock Warrants	83	$19.7835
Series A-8 Common Stock Warrants	59	$19.4205
	404

	No. of Warrants
	(in thousands)	Exercise Price
Series A-9 Preferred Stock Warrants	392	$0.6375
Series A-10 Preferred Stock Warrants	733	$0.3750
Series A-11 Preferred Stock Warrants	194	$0.3875
	1,319 (c)

(a)

The funds raised from the sales of Series A Convertible Preferred Stock were used to fund the cash portion of the purchase price for the Company’s various acquisitions, as well as for working capital and general corporate purposes.

(b)	The option to exercise the A-1 Warrants expired on May 21, 2008.

(c)	See Note 3. - Related Party Notes Payable regarding details of the transactions involving the Preferred Stock Warrants.

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. Until and including November 21, 2008 dividends may, at the option of the Company, be paid in cash or in shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. During the first quarter of fiscal 2009 the Company paid $2.3 million in preferred dividends for the period November 21, 2007 to May 20, 2008 in the form of 882,210 shares of Series A Preferred Stock. The Series A purchase prices ranged from $1.199 to $4.708. For the three months ended June 30, 2008, the Company has accrued and charged to equity $1.2 million in preferred dividends. At June 30, 2008 $0.5 million was accrued in preferred dividends for the period beginning May 20, 2008. The Series A-1 to A-8 purchase prices accrued range from $1.199 to $4.708. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

NOTE 8. CONTINGENCIES

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

As permitted under New York law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2008.

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

NOTE 10. SUBSEQUENT EVENTS

On May 14, 2008, we received a NASDAQ Staff Determination indicating our failure to comply with NASDAQ Marketplace Rule 4310(c)(4)- the minimum bid price requirement- for continued listing, and that our securities were subject to delisting from The NASDAQ Capital Market. Pursuant to the NASDAQ rules, we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). The hearing request stayed the suspension of trading and delisting of our Common Stock. Following a hearing held on July 10, 2008, the Panel, by letter dated July 16, 2008, indicated that MTM regained compliance with the continued listing standards of the NASDAQ Stock Market. Accordingly, the Panel determined to continue the listing of the Company’s shares on The NASDAQ Stock Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements, management’s discussion and analysis and notes to the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2008 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Introductory Comment—Terminology

Throughout this Form 10-Q, the terms “we”, “us”, “our” and “Company” refers to MTM Technologies, Inc. (“MTM”) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

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

  our dependence on third party licenses and the failure to maintain our status as an authorized reseller/service provider of information technology (“IT”) products could have a material adverse effect on our business and operations;

  our failure to comply with the financial and other covenants under our credit facilities agreement and our other debt arrangements could lead to a termination of those agreements and an acceleration of our outstanding debt;

  our ability to raise additional capital, if and as needed;

  the competitive environments within the industries in which we operate;

  general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate; and

  the other risks detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other filings with the SEC including the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2008. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview of Our Business

We are a leading national provider of innovative IT solutions including Access, Unified Communications, Virtualization, and Managed Services. We enable our clients to achieve improved operational efficiency and to focus on growth, while mitigating the risk of implementing complex IT systems. We achieve these results by providing systems, networking, IP telephony, storage, security and data center infrastructure services that address the full life cycle of a client’s IT requirements from needs analysis, through planning, development, deployment, and testing, to on-going maintenance and support. We combine these services with technology from leading software and hardware manufacturers delivering strategic IT solutions that solve many of today’s business challenges.

Our clients consist of middle market corporations (generally those with $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational, financial and health-care institutions. We serve clients in most major US metropolitan markets.

In the first quarter of fiscal 2009, the Company affected a 1 for 15 reverse stock split which occurred on June 25, 2008. The Reverse Stock Split was implemented to avoid being delisted from the NASDAQ due to the failure to comply with the minimum bid price for our Common Stock. Following a hearing held on July 10, 2008, the NASDAQ Listing Qualifications Panel (the “Panel”), by letter dated July 16, 2008, indicated that MTM regained compliance with the continued listing standards of the NASDAQ Stock Market. Accordingly, the Panel determined to continue the listing of the Company’s shares on The NASDAQ Stock Market.

As of June 30, 2008 the Pequot and Constellation investment totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. Currently we are not actively seeking acquisition candidates, but we believe that growth through acquisition may be an important component of our long-term strategy.

The Company sustained net losses for the three months ended June 30, 2008 and during the years ended March 31, 2008 and 2007. Working capital at June 30, 2008 was $4.3 million as compared to a working capital deficit of $3.3 million at March 31, 2008. The Company has made a concerted effort in the past two years to improve its working capital position, including successfully completing several financing arrangements with the Investors amounting to $6.0 million, securing an additional $3.0 million in financing under the CP/NEBF Credit Agreement, and issuing additional shares of preferred stock raising over $9.0 million in the prior fiscal year alone. In fiscal 2007 we implemented a $6.0 million restructuring and have since then instituted other cost control initiatives and programs as well as further headcount reductions in an effort to streamline operations and better manage costs, and finally we have significantly reduced our infrastructure investment by limiting future capital expenditures including the internal development of purchased and developed software.

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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, stock-based compensation, the assessment of recoverability of long-lived assets, and the assessment of recoverability of goodwill and intangible assets.

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K. There have been no material changes to these policies during the first quarter of fiscal 2009, except as noted below:

Accrual of Unreported Medical Claims

We adopted a self-funded medical insurance plan effective May 1, 2008 covering all enrolled employees with regard to medical, dental, vision and prescription benefits. Beginning in the first quarter of fiscal 2009, we established an estimate of an amount to accrue for medical costs incurred but not yet reported under our self-funded employee medical insurance plans. We estimate the reserve based on an evaluation of past rates of claim payouts and trends in the amount of payouts. The reserve amount requires significant judgment and assumes past patterns are representative of future payment patterns and that we have identified any trends in our claims experience. A significant shift in claim and payment patterns within our medical plans could necessitate significant adjustments to these accruals in future accounting periods.

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues, unless otherwise noted:

	Three Months Ended
	June 30,
	2008	2007
Net revenues:
Products	70.6%	73.5%
Services	29.4%	26.5%
Total net revenues	100.0%	100.0%

Gross Profit – products (a)	16.5%	14.8%
Gross Profit – services (a)	42.1%	40.7%
Gross Profit – total	24.0%	21.7%
Selling, general and administrative expenses	29.2%	25.3%
Operating loss	(5.2%)	(3.6%)
Interest expense	8.0%	1.9%

Net loss	(13.7%)	(5.6%)

(a) Expressed as a percentage of the applicable product or service revenue.

Three Months Ended June 30, 2008, as Compared to the Three Months Ended June 30, 2007

Net Revenue

Net revenues for the three months ended June 30, 2008 decreased $19.0 million, or 28.3% from the comparable prior year period, to $48.0 million. The decrease in net revenues for the first quarter of fiscal 2009 was primarily due to a decrease in product revenue of $15.3 million. Overall the decrease in product revenue for the three months ended June 30, 2008 was the result of a slowdown in product sales to customers and the impact of external economic factors. Additionally, in the prior year the Company began to shift away from less profitable arrangements and in the current year it continues to remain steadfast in it’s commitment to focus on more profitable arrangements, with an emphasis on business solutions such as Access and Unified Communications. The decrease is also attributable to a change in the mix and volume of the type of deals the Company is currently closing versus that in the prior year. The decrease in product revenue has directly impacted the volume of professional services attached to product revenue. Service revenue for the first quarter of fiscal 2009 decreased $3.7 million over the comparable prior year period.

Gross Profit

Gross profit for the three months ended June 30, 2008 decreased $3.0 million, or 20.6% from the comparable prior year period, to $11.5 million. Product gross margin was 16.5% for the three months ended June 30, 2008 and 14.8% for the three months ended June 30, 2007. Service gross margin was 42.1% for the three months ended June 30, 2008 and 40.7% for the three months ended June 30, 2007. While the amount of gross margin dollars decreased, overall, gross margin percentages increased as a function of the decrease in revenue offset by an improvement in margins as a result of continued cost cutting efforts. The Company’s shift in business practice to focus on more profitable arrangements and its conscious effort to reduce and maintain costs pushed both product and service profit margins 1.7% and 1.4% higher, respectively, compared with the prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S,G&A”) for the three months ended June 30, 2008 decreased by $2.9 million, or 17.1% from the comparable prior year period, to $14.1 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue increased to 24.5% for the three months ended June 30, 2008 compared with 20.8% for the three months ended June 30, 2007. Although net S,G&A increased as a percentage of revenue, due to lower sales year over year, it decreased by $2.1 million, or 15.4% from the comparable prior year period, to $11.8 million. Results for the three months ended June 30, 2008 include $0.5 million of severance related costs in connection with headcount reductions that occurred at the end of the prior year and during the first quarter, which costs are not expenses in the prior year three month results. Net of the above costs, the overall $2.6 million decrease in S,G&A was due primarily to a reduction in personnel costs over the prior year, with headcount decreasing over 100 full time equivalents over the prior year period. The balance of the decrease is due to a reduction in operating expenses over the corresponding prior year as a result of cost saving programs and initiatives, a decrease in business related expenses, and lower selling expenses as a result of the decrease in revenue in the three months ended June 30, 2008 as compared to the prior year. Stock-based compensation costs decreased $0.2 million in the periods, the result of an increase in the rate of actual forfeitures of unvested options from employee terminations. Intangible amortization decreased $0.4 million, the impact of fully amortized intangible assets on current year results and depreciation for the three months ended June 30, 2008 decreased $0.1 million the impact of a decrease in the level of capital spending year over year.

EBITDA

Earnings before interest, income taxes, depreciation, amortization, stock-based compensation cost and other (income) expense (“EBITDA”) amounted to negative $(0.2) million for the first quarter of fiscal 2009, as compared to $0.6 million for the first quarter of fiscal 2008. Overall EBITDA results for the three months ended June 30, 2008 were the result of a decline in gross margin of $3.0 million and an increase in non-recurring severance related costs of $0.5 million offset by a reduction in personnel costs and operating expenses in S,G&A of approximately $1.7 million, and lower selling expenses of 0.9 million as a result of the decrease in revenue in the current year.

The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Three Months Ended
	June 30,
(in thousands)	2008	2007

EBITDA	$(248)	$603
Depreciation and amortization	1,983	2,559
Interest expense, net	3,844	1,259
Stock-based compensation cost	281	456
Other income	—	(139)
Income taxes	227	196
Net loss	$(6,583)	$(3,728)

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

Interest Expense, net

Interest expense, net was $3.8 million for the three months ended June 30, 2008 compared to $1.2 million for the three months ended June 30, 2007, an increase of $2.6 million or 205.3% . The increase in interest expense for the three months ended June 30, 2008 is primarily due to higher interest rates imposed on the secured promissory note with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Manager”) and National Electric Benefit Fund (“NEBF”) as a result of the amendments entered into since the second quarter of fiscal 2008. The current internal rate of return is 15% compared with 11% for the comparable prior year period. In accordance with Amendment No. 5 to the secured promissory note entered into on June 17, 2008, results for the quarter ended June 30, 2008 include a retroactive adjustment since the inception of the secured promissory note that amends the IRR to 15% for all periods since the Closing Date, November 23, 2005.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	June 30,	March 31,
(in thousands)	2008	2008

Cash	$3,662	$3,210
Working capital (deficit)	$4,344	$(3,326)
Current ratio	1.10:1	0.94:1
Related party notes payable	$5,724	$2,431
Secured financing facilities	$21,256	$23,901
Secured promissory note	$26,713	$23,578

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our primary source of day-to-day working capital is from our secured credit facilities agreement with CDF (described below in this Item) and vendor lines of credit.

For the three months ended June 30, 2008, cash increased $0.5 million to $3.7 million compared with $3.2 million at March 31, 2008. Working capital at June 30, 2008 was $4.3 million as compared to a working capital deficit of $3.3 million at March 31, 2008. Included in current liabilities at June 30, 2008 are obligations of $21.2 million relating to the Company’s secured financing facilities, described below. The Company successfully raised an additional $6.5 million in financing during the first fiscal quarter of 2009, the proceeds of which were primarily used to pay trade accounts payable. The Company was also able to generate positive cash flow in the quarter the result of strong cash collections and increased improvement in managing the current level of operating expenses.

As of June 30, 2008 the Pequot and Constellation investment totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006.

A detailed review of the financing arrangements entered into by the Company follows.

Pequot and Constellation Notes and Warrants

On February 28, 2008, the Company issued and sold to Pequot promissory notes in the principal amount of $2,500,000 (the “Pequot Notes”) and warrants entitling Pequot to purchase 392,157 shares of the Company’s Series A-9 Preferred Stock at an exercise price of $0.6375 (the “Pequot A-9 Warrants”). The Pequot Notes bear interest at a rate per annum equal to 8.5% . Interest on the Pequot Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-9 Preferred Stock at a price per share of $0.561. Proceeds from the Pequot Notes were used to fund working capital needs.

On March 28, 2008, the Company and Pequot amended the Pequot Notes (the “Amended Pequot Notes”) to change the Maturity Date as follows: thirty percent (30%) of the principal amount of the Amended Pequot Notes ($750,000) is due and payable on December 28, 2008, and the remaining principal balance and all interest accrued from February 28, 2008 to the date of payment of the principal amount is due on March 28, 2009.

On June 11, 2008, the Company and Pequot further amended the Amended Pequot Notes to change the maturity and payment terms such that all principal and all interest accrued on such notes from the date of original issuance of February 28, 2008 through the date of payment of the principal amount shall be due on December 15, 2009 (the “Second Amended Notes”).

The Pequot A-9 Warrants expire on March 29, 2012. The holders of the Pequot A-9 Warrants may exercise the purchase rights represented by the Pequot A-9 Warrants at any time. Cashless exercise is permitted. The Company allocated and charged approximately $0.1 million to debt discount, which will be amortized over the life of the Second Amended Pequot Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.1 million for the fair value of the Pequot A-9 Warrants. The foregoing description of the Pequot A-9 Warrants does not purport to be complete, and is qualified in its entirety by reference to the full text of such document.

On June 11, 2008 and June 16, 2008, the Company issued and sold to Pequot promissory notes in the aggregate principal amount of $3,000,000 (the “June Pequot Notes”) and warrants entitling Pequot to purchase 733,333 shares of the Company’s Series A-10 Preferred Stock at an exercise price of $0.375 and 64,516 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875, respectively, at June 11, 2008 and June 16, 2008 (the “Pequot A-10 and A-11 Warrants”). Proceeds from the June Pequot Notes were used to fund working capital needs.

On June 16, 2008, the Company issued and sold to Constellation promissory notes in the aggregate principal amount of $500,000 (the “Constellation Notes”) and warrants entitling Constellation to purchase 129,032 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875 (the “Constellation A-11 Warrants”). Proceeds from the Constellation Notes were used to fund working capital needs.

The June Pequot Notes and the Constellation Notes are due and payable in full on December 15, 2009 and bear interest at a rate per annum equal to 8.5% . Interest on the June 11 Pequot Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-10 Preferred Stock at a price per share of $0.33. Interest on the June 16 Pequot Notes and the Constellation Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-11 Preferred Stock at a price per share of $0.341.

The holders of the Pequot A-10 and A-11 Warrants and the Constellation A-11 Warrants, collectively (the “June Warrants”) may exercise the purchase rights represented by the June Warrants at any time after the Company files an amendment to its Restated Certificate of Incorporation that effects the designation of the Series A-10 Preferred Stock and Series A-11 Preferred Stock for which they are exercisable. Cashless exercise is permitted. The June Warrants expire four years after the issue date. The Company allocated and charged approximately $0.2 million to debt discount, which will be amortized over the life of the June Pequot Notes and the Constellation Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.2 million for the fair value of the June Warrants. The foregoing description of the June Warrants does not purport to be complete, and is qualified in its entirety by reference to the full text of the respective documents.

The Second Amended Pequot Notes together with the June Pequot Notes and the Constellation Notes, collectively are sometimes referred to herein as the “June 2008 Notes”. At June 30, 2008 the balance of the June 2008 Notes is approximately $5.7 million.

The right of repayment of principal and interest on the June 2008 Notes is subordinated to the rights and security interest of (i) CDF in connection with the August 21, 2007 Credit Facilities Agreement (described below in this Item), and (ii) CP Investment Manager and NEBF in connection with the CP/NEBF Credit Agreement (described below in this Item), (CDF and NEBF collectively, the “Senior Lenders” and the Credit Facilities Agreement and the CP/NEBF Credit Agreement collectively the “Senior Debt”). While any default or event of default has occurred and is continuing with respect to any Senior Debt, the Company is prohibited from making any payments or distribution in respect of the June 2008 Notes.

Upon an event of default, as set forth in the June 2008 Notes, the holders of the June 2008 Notes may declare all amounts outstanding under the June 2008 Notes immediately due and payable and exercise other remedies permitted by the June 2008 Notes or at law or in equity, subject to the above mentioned subordination. The foregoing description of the June 2008 Notes does not purport to be complete, and is qualified in its entirety by reference to the full text of the applicable documents.

Credit Facilities Agreement

On August 21, 2007, the Company entered into a secured Credit Facilities Agreement (the "Credit Facilities Agreement") with GE Commercial Distribution Finance Corporation (“CDF”) as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement as (the “Lenders”), providing a combined maximum availability of up to $34 million.

The Credit Facilities Agreement refinanced the Company’s prior senior lender facilities and is secured by a first priority lien on and security interest in substantially all of the present and future assets of the Company, including the issued and outstanding stock of the Company (other than MTM Technologies, Inc.), except for permitted encumbrances. Credit and advances to the Company pursuant to the Credit Facilities Agreement will be used to fund working capital and floor-planning needs, and for general corporate purposes. Terms not otherwise defined in this discussion have the meaning ascribed to them in the Credit Facilities Agreement.

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

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of June 30, 2008, the Company has no outstanding letters of credit.

During fiscal 2008 the Company entered into several amendments to the Credit Facilities Agreement with CDF in order to modify the definitions regarding certain covenant calculations and floor plan inventory value, to consent to and approve various indebtedness incurred by the Company and to update disclosures.

As of May 16, 2008, the Company entered into a Fourth Amendment to the Credit Facilities Agreement which amended the definition of “Eligible Account” in order to give the Company added flexibility to borrow against certain Accounts which are customarily paid within 120 days, rather than 90 days.

On June 11, 2008, the Company entered into a Fifth Amendment with CDF to the Credit Facilities Agreement whereby CDF (a) consented to and approved the Second Amended Notes, the June Pequot Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) consented to the increase in the CP/NEBF Note by $3,000,000, and (c) modified certain financial covenants contained in the Credit Facilities Agreement.

The Credit Facilities Agreement, as amended through June 30, 2008 requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on June 30, 2008 of $0 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; provided, however, for the June 30, 2008, July 31, 2008 and August 31, 2008 calculation dates, the foregoing amount shall be $750,000; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; as well as restrictions on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default. Upon a breach or an event of default by the Company with respect to any of the June 2008 Notes, the Pequot A-9 Warrants, the June Warrants or the Senior Debt not cured by the Company within any applicable grace period, any of the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement as of June 30, 2008, net of the minimum excess cash/marketable securities plus availability covenant of $1.5 million, amounted to approximately $2.7 million.

CP/NEBF Credit Agreement

On June 11, 2008 and June 17, 2008, the Company entered into Amendments No. 4 and 5 to its secured Credit Agreement (the “CP/NEBF Credit Agreement”), dated as of November 23, 2005 and accompanying promissory note in the principal amount of $25 million (the “CP/NEBF Note”), with CP Investment Management and NEBF, as Lender (the “Lender”). In connection therewith, CP Investment Management and NEBF each (a) consented to and approved the Second Amended Notes, the June Pequot Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) modified certain financial covenants contained in the CP/NEBF Credit Agreement, (c) amended the existing CP/NEBF Note to increase the principal amount by $3,000,000 to $28,000,000 (the “CP/NEBF Amended Note”), and (d) amended the payment premium in respect of the CP/NEBF Amended Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return of 15% per annum from the Closing Date. Proceeds from the additional funding of $3,000,000 will be used to fund working capital needs.

Pursuant to Amendment No. 2 and the Subordination Agreement dated as of August 21, 2007 (the “Subordination Agreement”) with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the CP/NEBF Credit Agreement was extended until November 23, 2010. The amount outstanding on the CP/NEBF Amended Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest is 1% per annum through August 21, 2008, and then will increase to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Pursuant to Amendment No. 5 upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 15% per annum from the Closing Date, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At June 30, 2008, $9.8 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $9.7 million is accrued and is payable at maturity.

Required financial covenants were also modified under various Amendments to coincide substantially with those under the Credit Facilities Agreement. The CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA for the fiscal quarter ending on June 30, 2008 of $(300,000) and for each quarter thereafter to June 30, 2009, $1,800,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,350,000 on the last day of each calendar month; provided, however, for the June 30, 2008, July 31, 2008 and August 31, 2008 calculation dates, the foregoing amount shall be $675,000; and Minimum Liquidation Multiple of 1.08 to 1.00 as of the last day of each fiscal month.

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

On November 23, 2005, in connection with the issuance of the CP/NEBF Note the Company issued and sold to the Lender a warrant entitling the Lender to purchase 46,666 shares of the Company’s Common Stock at an exercise price of $60.90 per share (the “Lender Warrant”), the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. On August 21, 2007, in connection with the Subordination Agreement, the Company issued a second Warrant to the Lender for the right to purchase up to the maximum number of 46,666 shares of the Company’s Common Stock at an exercise price of $17.55 per share, (collectively with the Lender Warrant, the “Lender Warrants”) and allocated and charged $0.5 million to debt discount, which will be amortized over the remaining life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $0.5 million for the fair value of the second Warrant. The values attributed to the Lender Warrants were determined utilizing the Black-Scholes model.

For the three months ended June 30, 2008, the Company used cash of $2.5 million in operating activities. The cash used is derived from a net loss of $6.6 million plus a decrease in net operating liabilities of $2.0 million offset by non-cash charges of $6.1 million. The decrease in net operating liabilities relates primarily to a decrease in accounts receivable and in payables. Accounts receivable at March 31, 2008 includes a $3.6 million receivable of which $3.5 million was subsequently collected in June 2008. Additionally, accounts payable decreased as proceeds from the promissory notes with Pequot and Constellation were used to pay vendors.

Cash used in investing activities was $0.5 million for the three months ended June 30, 2008 related to additions to capital expenditures. The level of investment was comparable to the prior year period. The Company has no plans for any material purchases of property and equipment including capital software projects for fiscal 2009.

Cash provided by financing activities was $3.5 million for the three months ended June 30, 2008, which was primarily the result of net cash proceeds received of $3.4 million from our issuance of the June Pequot Notes and the Constellation Notes, and an additional $2.9 million of net cash proceeds received from the amended and restated CP/NEBF Note which increased the principal amount by $3,000,000, both for the purpose of funding working capital needs. The increase in cash generated from financing activities was partially offset by the increase in cash collections used to repay a portion of the borrowings on our working capital lines under our Credit Facilities Agreement with CDF. The Company had net borrowings under its Credit Facilities Agreement of a decrease of $2.6 million during the first quarter of fiscal 2009, which consisted of additional gross borrowings of $84.5 million offset by gross repayments of $87.1 million.

The Company sustained net losses for the three months ended June 30, 2008 and during the years ended March 31, 2008 and 2007. Working capital at June 30, 2008 was $4.3 million as compared to a working capital deficit of $3.3 million at March 31, 2008. The Company has made a concerted effort in the past two years to improve its working capital position, including the following actions:

  As of June 17, 2008 we have successfully completed several financing arrangements which generated net proceeds of $9.0 million, including $2.5 million in February 2008 from the Pequot Notes, another $3.5 million in June 2008 from the June Pequot Notes and the Constellation Notes, and in June 2008 we raised an additional $3.0 million in financing under the CP/NEBF Credit Agreement,

  We issued additional shares of preferred stock raising over $9.0 million in the prior fiscal year alone,

  Additionally, the Company has recently negotiated additional flexibility in availability under the Credit Facilities Agreement with CDF and has received relaxed covenant restrictions for the first quarter of fiscal 2009 from both CDF and CP Investment Management and NEBF,

  In August 2007, we successfully refinanced our working capital lines of credit with a $34 million credit facilities agreement with CDF which provided the Company with additional capital and increased purchasing flexibility,

  In fiscal 2007 we implemented a $6.0 million restructuring and have since then instituted other cost control initiatives and programs as well as further headcount reductions in an effort to streamline operations and better manage costs, and finally

  We have significantly reduced our infrastructure investment by limiting future capital expenditures including the internal development of purchased and developed software. The Company currently has no commitments for material capital expenditures.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB deferred the effective date for SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and removed certain leasing transactions from its scope. SFAS No. 157 was adopted by the Company, as it applies to its financial instruments, effective April 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The provisions of SFAS No. 159 became effective for the Company beginning April 1, 2008. The Company has not elected to apply the fair value option to any of its financial instruments. As a result, adoption of this statement had no impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP APB 14-1 may have on its consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is assessing the potential impact that the adoption of SFAS No. 162 may have on its consolidated results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed, as of June 30, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our management, including such principal officers, has concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commissions rules and forms as of June 30, 2008.

(b) Changes in Internal Control

There have been no changes made in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with our evaluation as of the end of our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Limitations on the Effectiveness of Controls

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found under the caption “Legal Proceedings” in Note 8 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which information is incorporated into this Item by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to the disclosures contained in our Current Report on Form 8-K (Date of Report: May 5, 2008), filed with the Securities and Exchange Commission on May 5, 2008, and our Current Report on Form 8-K (Date of Report: June 25, 2008), filed with the Securities and Exchange Commission on June 30, 2008, for information concerning submission of matters to a vote of security holders.

Item 6. Exhibits

(a)  Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated June 26, 2008 *

4.1	Form of June 11, 2008 Warrant Certificate *

4.2	Form of June 16, 2008 Warrant Certificate *

10.1

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

10.2

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

10.3

Fourth Amendment dated May 16, 2008 but effective as of May 1, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.4

Fifth Amendment dated June 16, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.5

Consent to Credit Facilities Agreement dated June 16, 2008 among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.6	Second Amended Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,191,123 *

10.7	Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,410,235 *

10.8	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $219,112 *

10.9	Second Amended Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $308,87 *

10.10	Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $339,765 *

10.11	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $30,888 *

10.12	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital II, L.P. in the amount of $249,617.80 *

10.13	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital Offshore II, L.P. in the amount of $132,834.65 *

10.14	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of The BSC Employee Fund VI, L.P. in the amount of $111,313.95 *

10.15	Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of CVC Partners II, LLC in the amount of $6,233.60 *

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer

32.2	32.2 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman, III

* Incorporated by reference. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTM TECHNOLOGIES, INC.

August 14, 2008	By:	/s/ Steven Stringer
Steven Stringer
President and Chief Operating Officer
(Principal Executive Officer)

August 14, 2008	By:	/s/ J.W. Braukman III
J.W. Braukman III
Chief Financial Officer
(Principal Financial and Accounting Officer)

MTM Technologies, Inc.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended June 30, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Certificate of Incorporation dated June 26, 2008 [Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 25, 2008), filed with the Securities and Exchange Commission on June 30, 2008.]

4.1

Form of the June 11, 2008 Warrant Certificate [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

4.2

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

10.2

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

10.3

Fourth Amendment dated May 16, 2008 but effective as of May 1, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K (Date of Report: March 31, 2008), filed with the Securities and Exchange Commission on June 24, 2008.]

10.4

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

10.5

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

10.6

Second Amended Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,191,123 [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.7

Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $2,410,235 [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.8

Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Pequot Private Equity Fund III, L.P. in the amount of $219,112 [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.9

Second Amended Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $308,87 [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.10

Subordinated Promissory Note dated June 11, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $339,765 [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.11

Subordinated Promissory Note dated June 16, 2008 issued by MTM Technologies, Inc. in favor of Pequot Offshore Private Equity Partners III, L.P. in the amount of $30,888 [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

10.12

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

10.15

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