Form 10-Q
period 2008-09-30
MTM Technologies, Inc.
filed 2008-11-14
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period Ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from________ to________.

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

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 904,514 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 10, 2008.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2008

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and March 31, 2008		1
Condensed Consolidated Statements of Operations for the
Three and Six Months Ended September 30, 2008 and 2007 (Unaudited)		2
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended September 30, 2008 and 2007 (Unaudited)		3
Notes to Condensed Consolidated Financial Statements (Unaudited)		4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T. Controls and Procedures		25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
Signatures
Index to Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	March 31,
	2008	2008
	(Unaudited)
A S S E T S

Current assets:
Cash	$2,361	$3,210
Accounts receivable-trade, net of allowance of $856 and $974, respectively	38,873	42,207
Inventories	1,097	576
Prepaid expenses and other current assets	5,953	5,958
Total current assets	48,284	51,951

Property and equipment, net	8,533	10,813
Goodwill	69,960	69,960
Intangible assets, net	1,269	1,783
Other assets	820	968
TOTAL ASSETS	$128,866	$135,475

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y

Current liabilities:
Secured revolving credit facilities	$10,756	$8,100
Inventory financing agreements	11,176	15,801
Related party note payable	—	2,431
Accounts payable	13,247	18,603
Accrued expenses	4,002	4,225
Deferred revenue	5,571	5,734
Current portion of capital lease obligations	176	383
Total current liabilities	44,928	55,277

Secured promissory note	26,847	23,578
Long-term accrued interest on secured promissory note	10,977	6,538
Related party notes payable	5,770	—
Other long-term liabilities	3,689	3,135
Total liabilities	92,211	88,528

Shareholders’ equity:
Series A preferred stock, $.001 par value; 40,280,000 and 39,300,000 shares authorized; issued and
outstanding 30,451,469 and 29,569,259 shares at September 30, 2008 and March 31, 2008, respectively	68,864	66,515
Common stock, $.001 par value; 150,000,000 shares authorized;
issued and outstanding 900,739 and 890,228 shares, respectively	1	1
Additional paid-in capital	52,561	54,151
Accumulated deficit	(84,771)	(73,720)
Total shareholders’ equity	36,655	46,947
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$128,866	$135,475

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues:
Products	$35,932	$44,405	$69,869	$93,639
Services	14,136	17,902	28,247	35,680
Total net revenues	50,068	62,307	98,116	129,319
Costs and expenses:
Cost of products sold	30,039	37,602	58,378	79,534
Cost of services provided	8,838	10,631	17,008	21,179
Selling, general and administrative expenses	13,395	15,740	27,446	32,684
Total costs and expenses	52,272	63,973	102,832	133,397

Operating loss	(2,204)	(1,666)	(4,716)	(4,078)
Interest (expense) and other, net	(2,030)	(1,844)	(5,874)	(2,964)

Loss before income tax provision	(4,234)	(3,510)	(10,590)	(7,042)
Provision for income taxes	234	3	461	199
Net loss	$(4,468)	$(3,513)	$(11,051)	$(7,241)
Preferred stock dividend	1,223	1,232	2,413	2,164
Net loss available to common shareholders	$(5,691)	$(4,745)	$(13,464)	$(9,405)
Net loss per common share:
Basic and Diluted	$(6.33)	$(5.37)	$(15.00)	$(11.08)
Weighted average number of common shares outstanding:
Basic and Diluted	899	884	897	849

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Six Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(11,051)	$(7,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	100	40
Depreciation	3,426	3,807
Amortization of intangibles	514	1,361
Provision for deferred income taxes	386	—
Amortization of debt discount	338	278
Non-cash interest on secured subordinated promissory note	4,439	1,292
Amortization of debt issuance costs	290	534
Stock-based compensation	580	620
Non-cash interest on notes payable	199	—
Cash provided/(used) by changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,081	4,440
Inventories	(521)	1,201
Prepaid expenses and other current assets	(117)	(2,323)
Other assets	148	(233)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(5,465)	(10,503)
Deferred revenue	(163)	(834)
Net cash used in operating activities	(3,816)	(7,561)

INVESTING ACTIVITIES:
Additions to property and equipment	(1,146)	(1,279)
Net cash used in investing activities	(1,146)	(1,279)

FINANCING ACTIVITIES:
Borrowing (repayment) on secured revolving credit facility	2,656	(3,526)
Repayments on inventory financing	(4,625)	1,598
Proceeds from issuance of preferred stock, net	—	9,182
Proceeds from issuance of related party notes payable	3,400	—
Proceeds from issuance of secured promissory note	2,932	—
Common stock issued under stock plans	14	46
Principal payments on capital lease obligations	(264)	(273)
Net cash provided by financing activities	4,113	7,027

NET DECREASE IN CASH	(849)	(1,813)
CASH AT BEGINNING OF PERIOD	3,210	4,439
CASH AT END OF PERIOD	$2,361	$2,626

Supplemental disclosure of non-cash financing activities:
Series A Preferred Stock dividend accrued	$2,413	$2,163
Series A Preferred Stock dividend settled with preferred stock	$2,349	$1,885
Warrants issued in connection with notes payable	$229	$—
Warrants issued in connection with secured promissory note	$—	$476
Supplemental disclosure of non-cash investing activities:
Common stock issued to settle contingent consideration relative to acquisition	$—	$1,358

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. FINANCIAL STATEMENT PRESENTATION AND NATURE OF OPERATIONS

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

The condensed consolidated balance sheet of the Company at March 31, 2008 has been derived from the Company’s Annual Report on Form 10-K for the year then ended. All other condensed consolidated financial statements contained herein have been prepared by the Company and are unaudited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and accruals, consisting of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company as of September 30, 2008, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the Company’s entire fiscal year ending March 31, 2009.

Certain prior year’s balances have been reclassified to conform to the current format.

Effective August 20, 2008, FirstMark Capital, L.L.C., a Delaware limited liability company (“FirstMark Capital”), became the investment manager of certain funds formerly managed by Pequot Capital Management Inc. (“Pequot”). These funds included Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. now known as FirstMark III L.P. (“FirstMark Fund”) and FirstMark III Offshore Partners, L.P. (“FirstMark Offshore Partners” together with FirstMark Fund, “FirstMark”) respectively. “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to The BSC Employee Fund VI, L.P., “CVC” refers to CVC II Partners, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation”, and together with FirstMark, (the “Investors”).

Liquidity

The Company sustained net losses for the three and six months ended September 30, 2008 and during the fiscal years ended March 31, 2008 and 2007. The Company’s decline in performance in the first half of fiscal 2009 continued to be impacted by a weaker US economy and reduced access to business credit. The Company’s business requires significant levels of working capital to fund future revenue growth and current operations. The Company has historically relied on and continues to rely heavily on, trade credit from vendors and its credit facilities for its working capital needs. Working capital at September 30, 2008 was $3.4 million as compared to a working capital deficit of $(3.3) million at March 31, 2008. The Company has made a concerted effort in the past two years to improve its working capital position, including successfully completing several financing arrangements with the Investors amounting to $6.0 million, securing an additional $3.0 million in financing under the CP/NEBF Credit Agreement, and issuing additional shares of preferred stock raising over $9.0 million in the prior fiscal year alone. In fiscal 2007 the Company implemented a $6.0 million restructuring and have since then instituted other cost control initiatives and programs as well as further headcount reductions in an effort to streamline operations and better manage costs, and finally the Company has significantly reduced its infrastructure investment by limiting future capital expenditures including the internal development of purchased and developed software.

The Company’s future liquidity and capital requirements will depend on numerous factors, including, general economic conditions and conditions in the financial services, government and technology industry in particular; the ability to extend or refinance its current maturities; the ability to negotiate additional flexibility in borrowing restrictions and reserves under its current financing facilities and vendor lines of credit; the Company’s dependence on third party licenses and the Company’s ability to maintain its status as an authorized reseller/service provider of IT products; the cost effectiveness of our product and service development activities and our ability to reduce and leverage our centralized infrastructure, all of which may impact the Company’s ability to fund its operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. To the extent that the Company’s existing capital resources are insufficient to meet its working capital requirements the Company may seek to raise additional funds or seek additional financing arrangements. However, no assurance can be given that such financing may be obtained on terms attractive to the Company, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital when needed could have a material adverse effect on its business, operating results and financial condition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

On June 25, 2008, the Company affected a reverse stock split of its Common Stock at a split ratio of 1-for-15 (“Reverse Stock Split”).

The Reverse Stock Split was approved by our Independent Committee of the Board of Directors on April 25, 2008 and by our Board of Directors on April 28, 2008. On May 1, 2008, FirstMark and Constellation the holders of a majority of the Company’s voting stock delivered to the Company an executed written stockholders' consent approving the Reverse Stock Split. As of May 1, 2008, FirstMark and Constellation collectively owned approximately 70% of the Company’s voting securities and 100% of the Company’s Series A Preferred Stock. As a result of FirstMark and Constellation’s approval, no further stockholder approval or action was necessary.

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

The Reverse Stock Split was implemented to avoid being delisted from the NASDAQ Stock Market (the “NASDAQ”) due to the failure to comply with the minimum bid price for our Common Stock.

On May 14, 2008, we received a NASDAQ Staff Determination indicating our failure to comply with NASDAQ Marketplace Rule 4310(c)(4)- the minimum bid price requirement- for continued listing, and that our securities were subject to delisting from The NASDAQ Capital Market. Pursuant to the NASDAQ rules, we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). The hearing request stayed the suspension of trading and delisting of our Common Stock. Following a hearing held on July 10, 2008, the Panel, by letter dated July 16, 2008, indicated that MTM regained compliance with the continued listing standards of the NASDAQ. Accordingly, the Panel determined to continue the listing of the Company’s shares on the NASDAQ.

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

Adoption of New Accounting Standards

On April 1, 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB deferred the effective date for SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and removed certain leasing transactions from its scope. SFAS No. 157 was adopted by the Company, as it applies to its financial instruments, effective April 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

Effective April 1, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which was issued in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The Company has not elected to apply the fair value option to any of its financial instruments. As a result, adoption of this statement had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-1 and FSP No. 157-2. FSP No. 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP No. 157-2 partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. Under FSP No. 157-2, the effective date for non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis will be for fiscal years beginning after November 15, 2008. FSP No. 157-2 is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact of adopting FSP No. 157-2, but does not believe that the adoption will have a significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 will have on the useful lives of its intangible assets but does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 3.8 million and 2.4 million common shares as of September 30, 2008 and 2007, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the periods presented herein since the effect of such securities would be anti-dilutive.

NOTE 3. RELATED PARTY NOTES PAYABLE

The Company has issued and sold a series of unsecured subordinated promissory notes and warrants to the Investors during the period from February 28, 2008 to September 30, 2008 as follows:

			Price per share if
			Interest is		Number
			Paid in		of	Exercise	Warrant	Preferred
Issue		Principal	Series A		Warrants	Price of	Exercisable	Stock
Date	Party to Promissory Note	Amount	Preferred Stock		Issued	Warrants	Expiration Date	Series
2/28/08	FirstMark III L.P.	$2,191,123	$0.561	(a)	343,705	$0.6375	March 29, 2012	A-9

	FirstMark III Offshore
2/28/08	Partners, L.P.	$308,877	$0.561	(a)	48,452	$0.6375	March 29, 2012	A-9

6/11/08	FirstMark III L.P.	$2,410,235	$0.33	(b)	642,729	$0.375	June 11, 2012	A-10

	FirstMark III Offshore
6/11/08	Partners, L.P.	$339,765	$0.33	(b)	90,604	$0.375	June 11, 2012	A-10

6/16/08	FirstMark III L.P.	$219,112	$0.341	(b)	56,545	$0.3875	June 16, 2012	A-11

	FirstMark III Offshore
6/16/08	Partners, L.P.	$30,888	$0.341	(b)	7,971	$0.3875	June 16, 2012	A-11

	Constellation Venture Capital
6/16/08	II, L.P.	$249,618	$0.341	(b)	64,417	$0.3875	June 16, 2012	A-11

	Constellation Venture Capital
6/16/08	Offshore II, L.P.	$132,834	$0.341	(b)	34,280	$0.3875	June 16, 2012	A-11

6/16/08	The BSC Employee Fund VI, L.P.	$111,314	$0.341	(b)	28,726	$0.3875	June 16, 2012	A-11

6/16/08	CVC II Partners, LLC	$6,234	$0.341	(b)	1,609	$0.3875	June 16, 2012	A-11
	Total June 2008 Notes (c)	$6,000,000

(a) On February 28, 2008, the Company issued and sold to FirstMark promissory notes in the principal amount of $2,500,000 (the “FirstMark Notes”) and warrants entitling FirstMark to purchase 392,157 shares of the Company’s Series A-9 Preferred Stock at an exercise price of $0.6375 (the “FirstMark A-9 Warrants”). The FirstMark Notes bear interest at a rate per annum equal to 8.5% . Interest on the FirstMark Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-9 Preferred Stock at a price per share of $0.561. Proceeds from the FirstMark Notes were used to fund working capital needs.

On March 28, 2008, the Company and FirstMark amended the FirstMark Notes (the “Amended FirstMark Notes”) to change the maturity date as follows: thirty percent (30%) of the principal amount of the Amended FirstMark Notes ($750,000) is due and payable on December 28, 2008, and the remaining principal balance and all interest accrued from February 28, 2008 to the date of payment of the principal amount is due on March 28, 2009.

On June 11, 2008, the Company and FirstMark further amended the Amended FirstMark Notes to change the maturity and payment terms such that all principal and all interest accrued on such notes from the date of original issuance of February 28, 2008 through the date of payment of the principal amount shall be due on December 15, 2009 (the “Second Amended FirstMark Notes”).

The holders of the FirstMark A-9 Warrants may exercise the purchase rights represented by the FirstMark A-9 Warrants at any time. Cashless exercise is permitted. The Company allocated and charged approximately $0.1 million to debt discount, which will be amortized over the life of the Second Amended FirstMark Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.1 million for the fair value of the FirstMark A-9 Warrants. The values attributed to the FirstMark A-9 Warrants were determined utilizing the Black-Scholes model. A more complete description of the FirstMark A-9 Warrants can be found in its entirety by reference to the full text of such document.

(b) On June 11, 2008 and June 16, 2008, the Company issued and sold to FirstMark promissory notes in the aggregate principal amount of $3,000,000 (the “June FirstMark Notes”) and warrants entitling FirstMark to purchase 733,333 shares of the Company’s Series A-10 Preferred Stock at an exercise price of $0.375 and 64,516 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875, at June 11, 2008 and June 16, 2008, respectively (the “FirstMark A-10 and A-11 Warrants”). Proceeds from the June FirstMark Notes were used to fund working capital needs.

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

The June FirstMark Notes and the Constellation Notes are due and payable in full on December 15, 2009 and bear interest at a rate per annum equal to 8.5% . Interest on the June FirstMark Notes and the Constellation Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-10 Preferred Stock or Series A-11 Preferred Stock (as noted in the chart above).

The holders of the FirstMark A-10 and A-11 Warrants and the Constellation A-11 Warrants, collectively (the “June Warrants”) may exercise the purchase rights represented by the June Warrants at any time after the Company files an amendment to its Restated Certificate of Incorporation that effects the designation of the Series A-10 Preferred Stock and Series A-11 Preferred Stock for which they are exercisable. Cashless exercise is permitted. The Company allocated and charged approximately $0.2 million to debt discount, which will be amortized over the life of the June FirstMark Notes and the Constellation Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.2 million for the fair value of the June Warrants. The values attributed to the June Warrants were determined utilizing the Black-Scholes model. A more complete description of the June Warrants can be found in its entirety by reference to the full text of the respective documents.

(c) The Second Amended FirstMark Notes together with the June FirstMark Notes and the Constellation Notes, collectively are sometimes referred to herein as the “June 2008 Notes”. At September 30, 2008 the balance of the June 2008 Notes is approximately $5.8 million.

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

Upon an event of default, as set forth in the June 2008 Notes, the holders of the June 2008 Notes may declare all amounts outstanding under the June 2008 Notes immediately due and payable and exercise other remedies permitted by the June 2008 Notes or at law or in equity, subject to the above mentioned subordination. A more complete description of the June 2008 Notes can be found in its entirety by reference to the full text of the applicable documents.

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

The Revolving Credit Facility under the Credit Facilities Agreement encompasses a two year revolving credit facility, unless earlier terminated by the Company or the Lenders, for up to $20 million, subject to a borrowing base based on eligible accounts receivable, minus the sum of any outstanding Swingline Loan, Floorplan Shortfall, Letter of Credit Exposure, and Bid Bonds, and certain other limitations. All amounts under the Credit Facilities Agreement are due upon the termination thereof, subject to optional prepayment in accordance with the terms of the Credit Facilities Agreement, and mandatory repayment of any Swingline Loan in the event that any of the Lenders fails to pay its allocated portion thereof. Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3%, or LIBOR plus 4% during any default period.

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

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of September 30, 2008, the Company has no outstanding letters of credit.

During fiscal 2008, the Company entered into several amendments to the Credit Facilities Agreement with CDF in order to modify certain terms including the definitions regarding certain covenant calculations and floor plan inventory value, to consent to and approve various indebtedness incurred by the Company and to update disclosures.

As of May 16, 2008, the Company entered into a Fourth Amendment to the Credit Facilities Agreement which amended the definition of “Eligible Account” in order to give the Company added flexibility to borrow against certain Accounts which are customarily paid within 120 days, rather than 90 days.

On June 11, 2008, the Company entered into a Fifth Amendment with CDF to the Credit Facilities Agreement whereby CDF (a) consented to and approved the Second Amended FirstMark Notes, the June FirstMark Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) consented to the increase in the CP/NEBF Note by $3,000,000, and (c) modified certain financial covenants contained in the Credit Facilities Agreement.

Effective September 1, 2008, the Company entered into the Sixth Amendment with CDF to the Credit Facilities Agreement, dated November 13, 2008 (the “Sixth Amendment”), whereby CDF modified certain financial covenants and financial covenant definitions.

The Sixth Amendment requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; provided, however, for the period ended September 30, 2008, the Lenders have waived this financial covenant; Minimum EBITDA, as defined, for the fiscal quarter ending on September 30, 2008 of $150,000 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; provided, however, for the September 30, 2008, October 31, 2008, November 30, 2008, and December 31, 2008, calculation dates, the foregoing amount shall be $1,250,000; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; as well as restrictions on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

Upon a breach or an event of default by the Company with respect to any of the June 2008 Notes, the FirstMark A-9 Warrants, the June Warrants or the Senior Debt not cured by the Company within any applicable grace period, the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement as of September 30, 2008, net of the $1.5 million cash reserve, amounted to approximately $3.4 million.

NOTE 5. LONG-TERM DEBT-SECURED PROMISSORY NOTE

On June 11, 2008 and June 17, 2008, the Company entered into Amendments No. 4 and 5 to the CP/NEBF Credit Agreement, dated as of November 23, 2005 and accompanying promissory note in the principal amount of $25 million (the “CP/NEBF Note”), with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and NEBF, as Lender (the “Lender”). In connection therewith, CP Investment Management and the Lender each (a) consented to and approved the Second Amended Notes, the June FirstMark Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) modified certain financial covenants contained in the CP/NEBF Credit Agreement, (c) amended the existing CP/NEBF Note to increase the principal amount by $3,000,000 to $28,000,000 (the “CP/NEBF Amended Note”), and (d) amended the payment premium in respect of the CP/NEBF Amended Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return of 15% per annum from the Closing Date. Proceeds from the additional funding of $3,000,000 were used to fund working capital needs.

Pursuant to Amendment No. 2 and the Subordination Agreement dated as of August 21, 2007 (the "Subordination Agreement") with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the CP/NEBF Credit Agreement was extended until November 23, 2010. The amount outstanding on the CP/NEBF Amended Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was 1% per annum through August 21, 2008, which rate was increased to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Pursuant to Amendment No. 5 upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 15% per annum from the Closing Date, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At September 30, 2008, $11.1 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $11.0 million is accrued and is payable at maturity.

Effective September 1, 2008, the Company entered into Amendment No. 6, dated November 11, 2008 (“Amendment No. 6”), with CP Investment Management and the Lender, to the CP/NEBF Credit Agreement, whereby CP Investment Management and the Lender modified certain financial covenants and financial covenant definitions. Required financial covenants under the CP/NEBF Agreement are less restrictive in nature and coincide substantially with those under the Credit Facilities Agreement. The CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; provided, however, pursuant to Amendment No. 6, for the period ended September 30, 2008, CP Investment Management and the Lender have waived this financial covenant.

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

On November 23, 2005, in connection with the issuance of the CP/NEBF Note the Company issued and sold to the Lender a warrant entitling the Lender to purchase 46,666 shares of the Company’s Common Stock at an exercise price of $60.90 per share (the “Lender Warrant”), the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. On August 21, 2007, in connection with the Subordination Agreement, the Company issued a second Warrant to the Lender for the right to purchase up to the maximum number of 46,666 shares of the Company’s Common Stock at an exercise price of $17.55 per share, (collectively with the Lender Warrant, the “Lender Warrants”) and allocated and charged $0.5 million to debt discount, which will be amortized over the remaining life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $0.5 million for the fair value of the second Warrant. The values attributed to the Lender Warrants were determined utilizing the Black-Scholes model.

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

Total stock-based compensation cost recognized in the condensed consolidated statement of operations in selling, general and administrative expenses for the three and six months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Stock options	$269	$142	$484	$544
Stock bonus	—	—	35	—
Restricted stock units	30	22	61	76
Total stock-based compensation	299	164	580	620
Tax effect on stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net(loss)	$299	$164	$580	$620

No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets.

On April 2, 2008, the Board of Directors approved an aggregate stock bonus of 85,000 shares to those directors who are not an employee of the Company and who were not appointed to the Board of Directors by either FirstMark or Constellation. The shares were fully vested at the date of grant.

Stock Options

Consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, the fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term	6.25 years	5 years	5.5 years	4.1 years
Expected stock price volatility	81%	73%	79%	73%
Risk-free interest rate	2.6%	4.2%	3.1%	4.7%
Expected dividend yield	0%	0%	0%	0%
Weighted-average grant-date fair value of options granted	$1.16	$10.05	$2.29	$8.40

The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

At September 30, 2008, we had outstanding options and RSUs to purchase approximately 219,000 shares of common stock and approximately 162,000 shares of common stock are available for future awards.

A summary of stock option activity under these plans as of September 30, 2008 and changes during the six months then ended, is presented below:

			(In the money
			options)	Weighted-
		Weighted-	Aggregate	Average
	Number of	Average Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Term
Outstanding at April 1, 2008	224,694	$31.99
Granted	11,832
Canceled/Expired	(28,889)
Exercised	—
Outstanding at September 30, 2008	207,637	$32.25	$-	7.0 years
Exercisable at September 30, 2008	137,462	$37.18	$-	6.2 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all in the money options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The unrecognized stock-based compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of September 30, 2008 was approximately $0.8 million and is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

The 2004 Plan allows for the issuance of RSUs which typically vest over four years. A summary of the status of RSUs nonvested shares as of September 30, 2008 and changes during the six months then ended is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at April 1, 2008	15,006	$27.09
Granted	—
Vested	(2,028)
Forfeited	(1,734)
Nonvested at September 30, 2008	11,244	$28.05

As of September 30, 2008 there was $0.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 7. SHAREHOLDERS’ EQUITY

Common Stock

As of September 30, 2008, the Company had 150,000,000 shares of Common Stock authorized, par value $.001 per share.

As described in Note 2 under Reverse Stock Split, on June 25, 2008, the Company affected a Reverse Stock Split of its Common Stock at a split ratio of 1-for-15. Shareholders’ equity reflects the stock split by reclassifying to “Additional paid-in capital” from “Common Stock” an amount equal to the change in par value of the shares arising from the Reverse Stock Split. The par value and the amount of authorized shares were not impacted by the Reverse Stock Split. All outstanding options, restricted stock units, warrants and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. As of September 30, 2008, there were approximately 901,000 shares of Common Stock outstanding.

The Reverse Stock Split as well as the following matters (A) a further restatement of our Restated Certificate of Incorporation to (i) authorize the Company to issue in lieu of cash dividends on our Series A Preferred Stock, payment of the dividend due on November 21, 2008 in shares of our Series A Preferred Stock, (ii) increase the authorized number of shares of Series A Preferred Stock from 39,300,000 to 40,280,000, and (iii) designate the Series A-9 Preferred Stock, and (B) the conversion of the Series A-6 Preferred Stock, the Series A-7 Preferred Stock, and the Series A-8 Preferred Stock into shares of Common Stock at a conversion price that is lower than the fair market price of such securities on the date such securities were issued (all of the above actions collectively referred to as the “Transactions”), were approved by our Independent Committee of the Board of Directors on April 25, 2008 and by our Board of Directors on April 28, 2008. On May 1, 2008, FirstMark and Constellation the holders of a majority of the Company’s voting stock delivered to the Company an executed written stockholders' consent approving the Transactions. As of May 1, 2008, FirstMark and Constellation collectively owned approximately 70% of the Company’s voting securities and 100% of the Company’s Series A Preferred Stock. As a result of FirstMark and Constellation’s approval, no further stockholder approval or action was necessary.

Preferred Stock

As of September 30, 2008, the Company had authorized 48,000,000 shares of preferred stock, 40,280,000 shares of which are designated Series A Preferred Stock, par value $.001 per share and 7,720,000 shares of which are “blank check” preferred stock, par value $.001 per share. As of September 30, 2008, there were approximately 30,500,000 million shares of Series A Preferred Stock issued.

The Company has authorized and designated 830,000 shares of Series A-9 Preferred Stock. The Series A-9 Preferred Stock became effective upon the filing of the Fourth Restated Certificate of Incorporation on June 25, 2008 as noted above. Subsequently, the Company has additionally authorized and designated 1,900,000 shares of Series A-10 Preferred Stock and 600,000 shares of Series A-11 Preferred Stock from the remaining 7,720,000 shares of “blank check” preferred stock. No preferred stock from the A-9 to A-11 series is outstanding. The Company has issued Preferred Stock Warrants for these series; see Note 3 – Related Party Notes Payable. The Series A-10 Preferred Stock and the Series A-11 Preferred Stock will become effective, and the warrants exercisable, upon filing of an amendment to our Restated Certificate of Incorporation, which the Company expects to occur within the third quarter of fiscal 2009.

Series A Preferred Stock

On January 29, 2004, the Company entered into a purchase agreement with FirstMark to sell to FirstMark an aggregate of up to $25.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock and on December 7, 2004, the Company entered into an additional purchase agreement with the Investors to sell to the Investors up to an additional $40.0 million of Series A Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. During the year ended March 31, 2005, the Investors received $41.0 million of Series A Convertible Preferred Stock and associated common stock warrants. During the year ended March 31, 2006, the Investors purchased an additional $19.0 million of Series A Convertible Preferred Stock, and associated common stock warrants. During the year ended March 31, 2007, the Investors purchased an additional $3.0 million of Series A Convertible Preferred Stock, and associated common stock warrants.

On April 9, 2007, FirstMark exercised its option to purchase additional shares under the A-6 Purchase Agreement and the Company issued and sold to FirstMark 517,526 shares of Series A-6 Preferred Stock and Series A-6 Warrants to purchase 10,349 shares of the Company’s common stock for an aggregate purchase price of $0.8 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $0.7 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.1 million for the fair value of the warrants. The value attributed to the Series A-6 warrants was determined by utilizing Black-Scholes.

On May 24, 2007, the Company entered into the A-7 Purchase Agreement with the Investors to sell to the Investors up to an aggregate of $5.0 million of Series A-7 Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 24, 2007, the Company issued and sold to FirstMark 3,753,127 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 75,062 shares of the Company’s common stock for an aggregate purchase price of $4.5 million. At the same time, the Company also granted an option to Constellation to purchase up to 417,015 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 8,338 shares of the Company’s common stock. On May 30, 2007 Constellation exercised its rights under the foregoing options and the Company issued and sold to Constellation 417,015 shares of Series A-7 Preferred Stock and 8,338 Series A-7 Warrants for an aggregate purchase price of $0.5 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $4.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.6 million for the fair value of the warrants. The value attributed to the Series A-7 warrants was determined by utilizing Black-Scholes.

On July 25, 2007, the Company entered into the A-8 Purchase Agreement with FirstMark, whereby the Company issued and sold to FirstMark 743,415 shares of Series A-8 Convertible Preferred Stock and Series A-8 Warrants to purchase up to 59,472 shares of the Company’s common stock for an aggregate purchase price of $3.5 million. This transaction resulted in a further adjustment to the Series A conversion price of each of the Series of Series A Preferred Stock. Each share of Series A-8 Convertible Preferred Stock is convertible for four shares of the Company’s common stock at a conversion price equal to $1.1770 per share (subject to adjustment). During the second quarter of fiscal 2008 the Company allocated and recorded $3.0 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.5 million for the fair value of the warrants. The value attributed to the Series A-8 warrants was determined by utilizing Black-Scholes.

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

	No. of Shares
	(in thousands)		Purchase Price
Series A-1 Convertible Preferred Stock	3,664		$2.15
Series A-2 Convertible Preferred Stock	2,251		$2.75
Series A-3 Convertible Preferred Stock	4,328		$3.25
Series A-4 Convertible Preferred Stock	8,829		$3.25
Series A-5 Convertible Preferred Stock	3,462		$3.25
Series A-6 Convertible Preferred Stock	2,714		$1.485
Series A-7 Convertible Preferred Stock	4,422		$1.199
Series A-8 Convertible Preferred Stock	781		$4.708
	30,451	(a)

	No. of Warrants
	(in thousands)		Exercise Price
Series A-1 Common Stock Warrants	—	(b)
Series A-2 Common Stock Warrants	—	(b)
Series A-3 Common Stock Warrants	51		$60.94
Series A-4 Common Stock Warrants	103		$60.90
Series A-5 Common Stock Warrants	30		$60.90
Series A-6 Common Stock Warrants	51		$24.45
Series A-7 Common Stock Warrants	83		$19.7835
Series A-8 Common Stock Warrants	59		$19.4205
	377

	No. of Warrants
	(in thousands)		Exercise Price
Series A-9 Preferred Stock Warrants	392		$0.6375
Series A-10 Preferred Stock Warrants	733		$0.3750
Series A-11 Preferred Stock Warrants	194		$0.3875
	1,319	(c)

________________
(a)	The funds raised from the sales of Series A Convertible Preferred Stock were used to fund the cash portion of the purchase price for the Company’s various acquisitions, as well as for working capital and general corporate purposes.

(b)	The option to exercise the A-1 Warrants and the A-2 Warrants expired on May 21, 2008 and on September 16, 2008, respectively.

(c)	See Note 3 - Related Party Notes Payable regarding details of the transactions involving the Preferred Stock Warrants.

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. Until and including November 21, 2008 dividends may, at the option of the Company, be paid in cash or in shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. During the first quarter of fiscal 2009 the Company paid $2.3 million in preferred dividends for the period November 21, 2007 to May 20, 2008 in the form of 882,210 shares of Series A Preferred Stock. The Series A purchase prices ranged from $1.199 to $4.708. For the six months ended September 30, 2008, the Company has accrued and charged to equity $2.4 million in preferred dividends. At September 30, 2008 $1.8 million was accrued in preferred dividends for the period beginning May 20, 2008. The Preferred Stock Series A-1 to A-8 purchase prices accrued range from $1.199 to $4.708. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

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

On March 14, 2008 a lawsuit styled Sonal Patel v. MTM Technologies, Inc, et al., was filed in the Superior Court of the State of California. The plaintiff, a former Company employee, alleges hostile work environment, harassment, and intentional infliction of emotional distress against the defendants. The plaintiff seeks an unstated amount of compensatory and punitive damages, attorney’s fees, and costs. On May 2, 2008, the Company served an answer to the complaint denying the allegations and asserting affirmative defenses. This matter is now in the discovery stage. The trial has been scheduled for June 2009.

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

As permitted under New York law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2008.

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

NOTE 10. SUBSEQUENT EVENTS

On November 13, 2008, the Company entered into the Sixth Amendment with CDF to the Credit Facilities Agreement whereby CDF modified effective September 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with certain other financial covenants as of September 30, 2008. Certain other provisions of the Sixth Amendment became effective as of November 1, 2008 whereby CDF (a) amends the definition of “Eligible Accounts” to exclude previously allowed items, (b) reduces the Revolving Credit Facility to $15 million from $20 million and increases the Floorplan Loan Facility to $20 million from $14 million, (c) increases the cash reserve applicable to the Borrowing Base to $1,750,000 for the period November 1, 2008 to December 31, 2008, for all other times $1,500,000: minus and (d) modifies the definition of the adjusted LIBOR rate and increases the LIBOR Increment to 3.5% from 3.0%. The description of the Sixth Amendment with CDF is qualified in its entirety by reference to the terms of such amendment attached hereto as Exhibit 10.2.

On November 11, 2008, the Company entered into Amendment No. 6 to the CP/NEBF Credit Agreement with CP Investment Management and the Lender, whereby CP Investment Management and the Lender modified effective September 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with certain other financial covenants as of September 30, 2008. The description of Amendment No. 6 to CP/NEBF Credit Agreement is qualified in its entirety by reference to the terms of such amendment attached hereto as Exhibit 10.1.

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

“FirstMark Fund” refers to FirstMark III L.P., “FirstMark Offshore Partners” refers to FirstMark III Offshore Partners, L.P., and collectively with FirstMark Fund, “FirstMark”. “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to The BSC Employee Fund VI, L.P., “CVC” refers to the CVC II Partners, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation”, and together with FirstMark, the “Investors”.

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

In the first quarter of fiscal 2009, the Company affected a 1-for-15 reverse stock split of its Common Stock (“Reverse Stock Split”) which occurred on June 25, 2008. The Reverse Stock Split was implemented to avoid being delisted from the NASDAQ Stock Market (the “NASDAQ”) due to the failure to comply with the minimum bid price for our Common Stock. Following a hearing held on July 10, 2008, the NASDAQ Listing Qualifications Panel (the “Panel”), by letter dated July 16, 2008, indicated that MTM regained compliance with the continued listing standards of the NASDAQ. Accordingly, the Panel determined to continue the listing of the Company’s shares on the NASDAQ.

As of September 30, 2008 the FirstMark and Constellation investment totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. Currently we are not actively seeking acquisition candidates, but we believe that growth through acquisition may be an important component of our long-term strategy.

The Company sustained net losses for the three and six months ended September 30, 2008 and during the fiscal years ended March 31, 2008 and 2007. Our decline in performance in the first half of fiscal 2009 continued to be impacted by a weaker US economy and reduced access to business credit by not only ourselves but our customer base. Our business requires significant levels of working capital to fund future revenue growth and current operations. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. Working capital at September 30, 2008 was $3.4 million as compared to a working capital deficit of $(3.3) million at March 31, 2008. The Company has made a concerted effort in the past two years to improve its working capital position, including successfully completing several financing arrangements with the Investors amounting to $6.0 million, securing an additional $3.0 million in financing under the CP/NEBF Credit Agreement, and issuing additional shares of preferred stock raising over $9.0 million in the prior fiscal year alone. In fiscal 2007 we implemented a $6.0 million restructuring and have since then instituted other cost control initiatives and programs as well as further headcount reductions in an effort to streamline operations and better manage costs, and finally we have significantly reduced our infrastructure investment by limiting future capital expenditures including the internal development of purchased and developed software.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K. There have been no material changes to these policies during the first half of fiscal 2009, except as noted below:

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

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues, unless otherwise noted:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Net revenues:
Products	71.8%		71.3%		71.2%		72.4%
Services	28.2%		28.7%		28.8%		27.6%
Total net revenues	100.0%		100.0%		100.0%		100.0%

Gross Profit – products (a)	16.4%		15.3%		16.4%		15.1%
Gross Profit – services (a)	37.5%		40.6%		39.8%		40.6%
Gross Profit – total	22.4%		22.6%		23.2%		22.1%
Selling, general and administrative expenses	26.8%		25.3%		28.0%		25.3%
Operating loss	(4.4%	)	(2.7%	)	(4.8%	)	(3.2%	)
Interest expense	4.1%		3.0%		6.0%	%	2.4%

Net loss	(8.9%	)	(5.6%	)	(11.3%	)	(5.6%	)

________________
(a)	Expressed as a percentage of the applicable product or service revenue.

Three and Six Months Ended September 30, 2008, as Compared to the Three and Six Months Ended September 30, 2007

Net Revenue

Net revenues for the three months ended September 30, 2008 decreased $12.2 million, or 19.6% from the comparable prior year period, to $50.1 million. For the six months ended September 30, 2008 net revenues decreased $31.2 million, or 24.1%, to $98.1 million. Product revenues decreased by $8.5 million or 19.1%, to $35.9 million for the three months ended September 30, 2008 from $44.4 million for the three months ended September 30, 2007. The decrease was due to softening demand for IT products to new and existing customers. Product revenues decreased by $23.8 million or 25.4%, to $69.8 million for the first half of fiscal 2009 from $93.6 million for the six months ended September 30, 2007. Overall product revenue for the three and six months ended September 30, 2008 decreased due to reduced demand for IT products as a result of the softness in the economic environment and due to the change in the mix and volume of the type of deals the Company is currently closing versus that in the prior year. The decrease in product revenue has directly impacted the volume of professional services attached to product revenue. Service revenue for the second quarter of fiscal 2009 decreased $3.8 million over the comparable prior year period and it decreased $7.4 million in the six months ended September 30, 2008 as compared with the six months ended September 30, 2007.

Gross Profit

Gross profit for the three months ended September 30, 2008 decreased $2.9 million, or 20.5% from the comparable prior year period, to $11.2 million. For the six months ended September 30, 2008 gross profits decreased $5.9 million, or 20.5% from the comparable prior year period, to $22.7 million.

Product gross margin was 16.4% for the quarter ended September 30, 2008 and 15.3% for the quarter ended September 30, 2007. Product gross margin for the six months ended September 30, 2008 was 16.4% in the period as compared with 15.1% for the six months ended September 30, 2007. Overall the decrease in product gross profit was directly related to the decrease in product revenue. However, in both the three and six months ended September 30, 2008, the gross margin percentages increased over the corresponding periods in the prior year 1.1% and 1.3%, respectively, due to the Company’s shift in business practice to focus on more profitable arrangements.

Service gross margin was 37.5% for the quarter ended September 30, 2008 and 40.6% for the quarter ended September 30, 2007. Service gross margin was 39.8% for the six months ended September 30, 2008 as compared with 40.6% for the comparable prior year period. The overall decrease in service gross profit primarily related to the decrease in service revenue. The margins in the periods were also negatively impacted by lower utilization in certain regions and an increase in the use of outside contractors and related labor costs in the second quarter of fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S,G&A”) for the three months ended September 30, 2008 decreased by $2.3 million, or 14.9% from the comparable prior year period, to $13.4 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue increased to 22.2% for the three months ended September 30, 2008 compared with 20.8% for the three months ended September 30, 2007. Although net S,G&A increased as a percentage of revenue, mainly due to lower sales quarter over quarter, it decreased by $1.8 million, or 14.1% from the comparable prior year period, to $11.1 million. The $1.8 million decrease in net S,G&A was primarily related to lower severance and personnel costs due to the headcount reductions in the prior year and the impact of lower costs for the self insurance plan entered into in the first quarter of fiscal 2009. The decrease was also due to lower selling expenses as a result of the decrease in revenue quarter over quarter offset by the cost of a slight increase in headcount of sales personnel in the second quarter of fiscal 2009. Intangible amortization decreased $0.4 million, the impact of fully amortized intangible assets on current year results and depreciation for the three months ended September 30, 2008 decreased $0.2 million, the impact of a decrease in the level of capital spending year over year.

As compared to the six months ended September 30, 2007 S,G&A for the six months ended September 30, 2008 decreased by $5.2 million, or 16.0%, to $27.4 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue increased to 23.4% compared with 20.8% for the comparable prior year six months. Although net S,G&A increased as a percentage of revenue, due to lower sales year over year, it decreased by $4.0 million, or 14.8% from the comparable prior year period, to $22.9 million. Overall the $4.0 million decrease in net S,G&A was due primarily to a reduction in personnel costs over the prior year, with headcount decreasing over 100 full time equivalents over the prior year period. The decrease was also due to a reduction in operating expenses over the corresponding prior year as a result of cost saving programs and initiatives, and lower selling expenses as a result of the decrease in revenue in the six months ended September 30, 2008 as compared to the prior year. Intangible amortization decreased $0.8 million, the impact of fully amortized intangible assets on current year results and depreciation for the six months ended September 30, 2008 decreased $0.4 million, the impact of a decrease in the level of capital spending year over year.

EBITDA

Earnings before interest, income taxes, depreciation, amortization, stock-based compensation cost and other (income) expense (“EBITDA”) was breakeven for the second quarter of fiscal 2009, as compared to $1.1 million for the second quarter of fiscal 2008. EBITDA for the six months ended September 30, 2008 amounted to negative $(0.2) million as compared to $1.7 million for the six months ended September 30, 2007. Overall the decline in EBITDA results for the three and six months ended September 30, 2008 were the result of a decline in gross margin of both product and service revenue.

The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

EBITDA	$52	$1,107	$(196)	$1,710
Depreciation and amortization	1,957	2,609	3,940	5,168
Interest expense and other, net	2,030	1,844	5,874	2,964
Stock-based compensation cost	299	164	580	620
Income taxes	234	3	461	199
Net loss	$(4,468)	$(3,513)	$(11,051)	$(7,241)

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

Interest Expense and Other, net

Interest expense and other, net was $2.0 million for the three months ended September 30, 2008 compared to $1.8 million for the three months ended September 30, 2007, an increase of $0.2 million or 10.1% . Interest expense and other, net for the six months ended September 30, 2008 increased $2.9 million, to $5.9 million compared to $3.0 million for the comparable prior year period. The increase in interest expense for the three months ended September 30, 2008 is primarily due to higher interest rates imposed on the secured promissory note with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Manager”) and National Electric Benefit Fund (“NEBF”) as a result of the amendments entered into since the second quarter of fiscal 2008. The current internal rate of return is 15% compared with a blended rate of 13.5% for the quarter ended September 30, 2007. In accordance with Amendment No. 5 to the secured promissory note entered into during the first quarter of fiscal 2009, results for the six months ended September 30, 2008 include a retroactive adjustment since the inception of the secured promissory note that amends the IRR to 15% for all periods since the Closing Date, November 23, 2005.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	September 30,	March 31,
(in thousands)	2008	2008

Cash	$2,361	$3,210
Working capital (deficit)	$3,356	$(3,326)
Current ratio	1.07:1	0.94:1
Related party notes payable	$5,770	$2,431
Secured financing facilities	$21,932	$23,901
Secured promissory note	$26,847	$23,578

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our primary source of day-to-day working capital is from our secured credit facilities agreement with CDF (described below in this Item) and vendor lines of credit.

For the three months ended September 30, 2008, cash decreased $0.8 million to $2.4 million compared with $3.2 million at March 31, 2008. Working capital at September 30, 2008 was $3.4 million as compared to a working capital deficit of $(3.3) million at March 31, 2008. Included in current liabilities at September 30, 2008 are obligations of $21.9 million relating to the Company’s secured financing facilities, described below. The Company successfully raised an additional $6.5 million in financing during the first fiscal quarter of 2009, the proceeds of which were primarily used to pay trade accounts payable.

As of September 30, 2008 the FirstMark and Constellation investment totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006.

A detailed review of the financing arrangements entered into by the Company follows.

FirstMark and Constellation Notes and Warrants

On February 28, 2008, the Company issued and sold to FirstMark promissory notes in the principal amount of $2,500,000 (the “FirstMark Notes”) and warrants entitling FirstMark to purchase 392,157 shares of the Company’s Series A-9 Preferred Stock at an exercise price of $0.6375 (the “FirstMark A-9 Warrants”). The FirstMark Notes bear interest at a rate per annum equal to 8.5% . Interest on the FirstMark Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-9 Preferred Stock at a price per share of $0.561. Proceeds from the FirstMark Notes were used to fund working capital needs.

On March 28, 2008, the Company and FirstMark amended the FirstMark Notes (the “Amended FirstMark Notes”) to change the maturity date as follows: thirty percent (30%) of the principal amount of the Amended FirstMark Notes ($750,000) is due and payable on December 28, 2008, and the remaining principal balance and all interest accrued from February 28, 2008 to the date of payment of the principal amount is due on March 28, 2009.

On June 11, 2008, the Company and FirstMark further amended the Amended FirstMark Notes to change the maturity and payment terms such that all principal and all interest accrued on such notes from the date of original issuance of February 28, 2008 through the date of payment of the principal amount shall be due on December 15, 2009 (the “Second Amended FirstMark Notes”).

The FirstMark A-9 Warrants expire on March 29, 2012. The holders of the FirstMark A-9 Warrants may exercise the purchase rights represented by the FirstMark A-9 Warrants at any time. Cashless exercise is permitted. The Company allocated and charged approximately $0.1 million to debt discount, which will be amortized over the life of the Second Amended FirstMark Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.1 million for the fair value of the FirstMark A-9 Warrants. A more complete description of the FirstMark A-9 Warrants can be found in its entirety by reference to the full text of such document.

On June 11, 2008 and June 16, 2008, the Company issued and sold to FirstMark promissory notes in the aggregate principal amount of $3,000,000 (the “June FirstMark Notes”) and warrants entitling FirstMark to purchase 733,333 shares of the Company’s Series A-10 Preferred Stock at an exercise price of $0.375 and 64,516 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875, at June 11, 2008 and June 16, 2008, respectively (the “FirstMark A-10 and A-11 Warrants”). Proceeds from the June FirstMark Notes were used to fund working capital needs.

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

The June FirstMark Notes and the Constellation Notes are due and payable in full on December 15, 2009 and bear interest at a rate per annum equal to 8.5% . Interest on the June 11 FirstMark Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-10 Preferred Stock at a price per share of $0.33. Interest on the June 16 FirstMark Notes and the Constellation Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-11 Preferred Stock at a price per share of $0.341.

The holders of the FirstMark A-10 and A-11 Warrants and the Constellation A-11 Warrants, collectively (the “June Warrants”) may exercise the purchase rights represented by the June Warrants at any time after the Company files an amendment to its Restated Certificate of Incorporation that effects the designation of the Series A-10 Preferred Stock and Series A-11 Preferred Stock for which they are exercisable. Cashless exercise is permitted. The June Warrants expire four years after the issue date. The Company allocated and charged approximately $0.2 million to debt discount, which will be amortized over the life of the June FirstMark Notes and the Constellation Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.2 million for the fair value of the June Warrants. A more complete description of the June Warrants can be found in its entirety by reference to the full text of the respective documents.

The Second Amended FirstMark Notes together with the June FirstMark Notes and the Constellation Notes, collectively are sometimes referred to herein as the “June 2008 Notes”. At September 30, 2008 the balance of the June 2008 Notes is approximately $5.8 million.

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

Upon an event of default, as set forth in the June 2008 Notes, the holders of the June 2008 Notes may declare all amounts outstanding under the June 2008 Notes immediately due and payable and exercise other remedies permitted by the June 2008 Notes or at law or in equity, subject to the above mentioned subordination. A more complete description of the June 2008 Notes can be found in its entirety by reference to the full text of the applicable documents.

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

The Revolving Credit Facility under the Credit Facilities Agreement encompasses a two year revolving credit facility, unless earlier terminated by the Company or the Lenders, for up to $20 million, subject to a borrowing base based on eligible accounts receivable, minus the sum of any outstanding Swingline Loan, Floorplan Shortfall, Letter of Credit Exposure, and Bid Bonds, and certain other limitations. All amounts under the Credit Facilities Agreement are due upon the termination thereof, subject to optional prepayment in accordance with the terms of the Credit Facilities Agreement, and mandatory repayment of any Swingline Loan in the event that any of the Lenders fails to pay its allocated portion thereof. Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3%, or LIBOR plus 4% during any default period.

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

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of September 30, 2008, the Company has no outstanding letters of credit.

During fiscal 2008, the Company entered into several amendments to the Credit Facilities Agreement with CDF in order to modify certain terms including the definitions regarding certain covenant calculations and floor plan inventory value, to consent to and approve various indebtedness incurred by the Company and to update disclosures.

As of May 16, 2008, the Company entered into a Fourth Amendment to the Credit Facilities Agreement which amended the definition of “Eligible Account” in order to give the Company added flexibility to borrow against certain Accounts which are customarily paid within 120 days, rather than 90 days.

On June 11, 2008, the Company entered into a Fifth Amendment with CDF to the Credit Facilities Agreement whereby CDF (a) consented to and approved the Second Amended FirstMark Notes, the June FirstMark Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) consented to the increase in the CP/NEBF Note by $3,000,000, and (c) modified certain financial covenants contained in the Credit Facilities Agreement.

Effective September 1, 2008, the Company entered into the Sixth Amendment with CDF to the Credit Facilities Agreement, dated November 13, 2008 (the “Sixth Amendment”), whereby CDF modified certain financial covenants and financial covenant definitions.

The Sixth Amendment requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; provided, however, for the period ended September 30, 2008, the Lenders have waived this financial covenant; Minimum EBITDA, as defined, for the fiscal quarter ending on September 30, 2008 of $150,000 and for each quarter thereafter to June 30, 2009, $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; provided, however, for the September 30, 2008, October 31, 2008, November 30, 2008, and December 31, 2008, calculation dates, the foregoing amount shall be $1,250,000; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; as well as restrictions on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

Upon a breach or an event of default by the Company with respect to any of the June 2008 Notes, the FirstMark A-9 Warrants, the June Warrants or the Senior Debt not cured by the Company within any applicable grace period, any of the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement as of September 30, 2008, net of the $1.5 million cash reserve, amounted to approximately $3.4 million.

Subsequent to September 30, 2008 certain other provisions of the Sixth Amendment became effective as of November 1, 2008 whereby CDF (a) amends the definition of “Eligible Accounts” to exclude previously allowed items, (b) reduces the Revolving Credit Facility to $15 million from $20 million and increases the Floorplan Loan Facility to $20 million from $14 million, (c) increases the cash reserve applicable to the Borrowing Base to $1,750,000 for the period November 1, 2008 to December 31, 2008, for all other times $1,500,000: minus and (d) modifies the definition of the adjusted LIBOR rate and increases the LIBOR Increment to 3.5% from 3.0% .

CP/NEBF Credit Agreement

On June 11, 2008 and June 17, 2008, the Company entered into Amendments No. 4 and 5 to its secured Credit Agreement (the “CP/NEBF Credit Agreement”), dated as of November 23, 2005 and accompanying promissory note in the principal amount of $25 million (the “CP/NEBF Note”), with CP Investment Management and NEBF, as Lender (the “Lender”). In connection therewith, CP Investment Management and the Lender each (a) consented to and approved the Second Amended Notes, the June FirstMark Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) modified certain financial covenants contained in the CP/NEBF Credit Agreement, (c) amended the existing CP/NEBF Note to increase the principal amount by $3,000,000 to $28,000,000 (the “CP/NEBF Amended Note”), and (d) amended the payment premium in respect of the CP/NEBF Amended Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return of 15% per annum from the Closing Date. Proceeds from the additional funding of $3,000,000 were used to fund working capital needs.

Pursuant to Amendment No. 2 and the Subordination Agreement dated as of August 21, 2007 (the "Subordination Agreement") with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the CP/NEBF Credit Agreement was extended until November 23, 2010. The amount outstanding on the CP/NEBF Amended Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was 1% per annum through August 21, 2008, which rate was increased to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Pursuant to Amendment No. 5 upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 15% per annum from the Closing Date, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At September 30, 2008, $11.1 million in interest has been accrued on the Note, $0.1 million is accrued and payable within the next quarter, and $11.0 million is accrued and is payable at maturity.

Effective September 1, 2008, the Company entered into Amendment No. 6, dated November 11, 2008 (“Amendment No. 6”), with CP Investment Management and the Lender, to the CP/NEBF Credit Agreement, whereby CP Investment Management and the Lender modified certain financial covenants and financial covenant definitions. Required financial covenants under the CP/NEBF Agreement are less restrictive in nature and coincide substantially with those under the Credit Facilities Agreement. The CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; provided, however, pursuant to Amendment No. 6, for the period ended September 30, 2008, CP Investment Management and the Lender have waived this financial covenant.

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

On November 23, 2005, in connection with the issuance of the CP/NEBF Note the Company issued and sold to the Lender a warrant entitling the Lender to purchase 46,666 shares of the Company’s Common Stock at an exercise price of $60.90 per share (the “Lender Warrant”), the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. On August 21, 2007, in connection with the Subordination Agreement, the Company issued a second Warrant to the Lender for the right to purchase up to the maximum number of 46,666 shares of the Company’s Common Stock at an exercise price of $17.55 per share, (collectively with the Lender Warrant, the “Lender Warrants”) and allocated and charged $0.5 million to debt discount, which will be amortized over the remaining life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $0.5 million for the fair value of the second Warrant.

For the six months ended September 30, 2008, the Company used cash of $3.8 million in operating activities. The cash used is derived from a net loss of $11.1 million plus a decrease in net operating liabilities of $3.0 million offset by non-cash charges of $10.3 million. The decrease in net operating liabilities relates primarily to a decrease in accounts receivable and in payables. Accounts receivable at March 31, 2008 includes a $3.6 million receivable of which $3.5 million was subsequently collected in June 2008. Additionally, accounts payable decreased as proceeds from the promissory notes with FirstMark and Constellation were used to pay vendors.

Cash used in investing activities was $1.1 million for the six months ended September 30, 2008 related to additions to capital expenditures. The level of investment was comparable to the prior year period. The Company has no plans for any material purchases of property and equipment including capital software projects for fiscal 2009.

Cash provided by financing activities was $4.1 million for the six months ended September 30, 2008, which was primarily the result of net cash proceeds received of $3.4 million from our issuance of the June FirstMark Notes and the Constellation Notes, and an additional $2.9 million of net cash proceeds received from the CP/NEBF Amended Note which increased the principal amount by $3,000,000, both for the purpose of funding working capital needs. The increase in cash generated from financing activities was partially offset by the increase in cash collections used to repay a portion of the borrowings on our working capital lines under our Credit Facilities Agreement with CDF. The Company had net borrowings under its Credit Facilities Agreement of a decrease of $2.0 million during the first half of fiscal 2009, which consisted of additional gross borrowings of $164.9 million offset by gross repayments of $166.9 million.

The Company sustained net losses for the three and six months ended September 30, 2008 and during the fiscal years ended March 31, 2008 and 2007. Our decline in performance in the first half of fiscal 2009 continued to be impacted by a weaker US economy and reduced access to business credit by not only ourselves but our customer base. Working capital at September 30, 2008 was $3.4 million as compared to a working capital deficit of $(3.3) million at March 31, 2008. The Company has made a concerted effort in the past two years to improve its working capital position, including the following actions:

  As of June 17, 2008 we have successfully completed several financing arrangements which generated net proceeds of $9.0 million, including $2.5 million in February 2008 from the FirstMark Notes, another $3.5 million in June 2008 from the June FirstMark Notes and the Constellation Notes, and in June 2008 we raised an additional $3.0 million in financing under the CP/NEBF Credit Agreement,

  We issued additional shares of preferred stock raising over $9.0 million in the prior fiscal year alone,

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

Our business requires significant levels of working capital to fund future revenue growth and current operations. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. We are focused on looking at avenues to secure additional open lines of credit with vendors and alternative financing arrangements. We continue to drive collection of accounts receivable and are actively managing our expenses. The Company anticipates that the weakening economy and the impact of the current financial market crisis is likely to persist throughout the remainder of fiscal 2009 and into at least the first half of fiscal 2010.

Our future liquidity and capital requirements will depend on numerous factors, including, general economic conditions and conditions in the financial services, government and technology industry in particular; the ability to extend or refinance our current maturities; the ability to negotiate additional flexibility in borrowing restrictions and reserves under our current financing facilities and vendor lines of credit; our dependence on third party licenses and our ability to maintain our status as an authorized reseller/service provider of IT products; the cost effectiveness of our product and service development activities and our ability to reduce and leverage our centralized infrastructure, all of which may impact our ability to fund our operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. To the extent that our existing capital resources are insufficient to meet our working capital requirements we may seek to raise additional funds or seek additional financing arrangements. However, no assurance can be given that such financing may be obtained on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Adoption of New Accounting Standards

On April 1, 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB deferred the effective date for SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and removed certain leasing transactions from its scope. SFAS No. 157 was adopted by the Company, as it applies to its financial instruments, effective April 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

Effective April 1, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which was issued in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The Company has not elected to apply the fair value option to any of its financial instruments. As a result, adoption of this statement had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-1 and FSP No. 157-2. FSP No. 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP No. 157-2 partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. Under FSP No. 157-2, the effective date for non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis will be for fiscal years beginning after November 15, 2008. FSP No. 157-2 is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact of adopting FSP No. 157-2, but does not believe that the adoption will have a significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 will have on the useful lives of its intangible assets but does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

Not required.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed, as of September 30, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commissions rules and forms as of September 30, 2008.

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

Item 5. Other Information

On November 13, 2008, the Company entered into the Sixth Amendment with CDF to the Credit Facilities Agreement whereby CDF modified effective September 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with certain other financial covenants as of September 30, 2008. Certain other provisions of the Sixth Amendment became effective as of November 1, 2008 whereby CDF (a) amends the definition of “Eligible Accounts” to exclude previously allowed items, (b) reduces the Revolving Credit Facility to $15 million from $20 million and increases the Floorplan Loan Facility to $20 million from $14 million, (c) increases the cash reserve applicable to the Borrowing Base to $1,750,000 for the period November 1, 2008 to December 31, 2008, for all other times $1,500,000: minus and (d) modifies the definition of the adjusted LIBOR rate and increases the LIBOR Increment to 3.5% from 3.0%. The description of the Sixth Amendment with CDF is qualified in its entirety by reference to the terms of such amendment attached hereto as Exhibit 10.2.

On November 11, 2008, the Company entered into Amendment No. 6 to the CP/NEBF Credit Agreement with CP Investment Management and the Lender, whereby CP Investment Management and the Lender modified effective September 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with certain other financial covenants as of September 30, 2008. The description of Amendment No. 6 to CP/NEBF Credit Agreement is qualified in its entirety by reference to the terms of such amendment attached hereto as Exhibit 10.1.

Item 6. Exhibits

(a)       Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

10.1	Amendment No.6 dated November 11, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender

10.2	Sixth Amendment dated November 13, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman, III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTM TECHNOLOGIES, INC.

November 14, 2008	By:	/s/ Steven Stringer
Steven Stringer
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2008	By:	/s/ J.W. Braukman III
J.W. Braukman III
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

MTM Technologies, Inc.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended September 30, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No.6 dated November 11, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender

10.2	Sixth Amendment dated November 13, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III