Form 10-Q
period 2008-12-31
MTM Technologies, Inc.
filed 2009-02-13
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period Ended December 31, 2008

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 912,278 shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 9, 2009.

MTM TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarter Ended December 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	March 31,
	2008	2008
	(Unaudited)
A S S E T S

Current assets:
Cash	$1,500	$3,210
Accounts receivable-trade, net of allowance of $855 and $974, respectively	32,688	42,207
Inventories	376	576
Prepaid expenses and other current assets	4,884	5,958
Total current assets	39,448	51,951

Property and equipment, net	7,307	10,813
Goodwill	69,960	69,960
Intangible assets, net	1,027	1,783
Other assets	730	968
TOTAL ASSETS	$118,472	$135,475

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y

Current liabilities:
Secured revolving credit facilities	$6,276	$8,100
Inventory financing agreements	11,332	15,801
Related party notes payable	5,816	2,431
Accounts payable	11,427	18,603
Accrued expenses	2,182	4,225
Deferred revenue	4,607	5,734
Current portion of capital lease obligations	169	383
Total current liabilities	41,809	55,277

Secured promissory note	26,982	23,578
Long-term accrued interest on secured promissory note	12,234	6,538
Other long-term liabilities	3,319	3,135
Total liabilities	84,344	88,528

Shareholders’ equity:
Series A preferred stock, $.001 par value; 42,780,000 and 39,300,000 shares authorized; 31,369,986 and
29,569,259 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	71,310	66,515
Common stock, $.001 par value; 150,000,000 shares authorized; 905,071 and 890,228 shares
issued and outstanding at December 31, 2008 and March 31, 2008, respectively	1	1
Additional paid-in capital	51,576	54,151
Accumulated deficit	(88,759)	(73,720)
Total shareholders’ equity	34,128	46,947
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,472	$135,475

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenues:
Products	$26,730	$40,873	$96,599	$134,512
Services	13,863	18,348	42,110	54,028
Total net revenues	40,593	59,221	138,709	188,540
Costs and expenses:
Cost of products sold	22,147	33,928	80,525	113,462
Cost of services provided	8,331	11,003	25,339	32,182
Selling, general and administrative expenses	11,730	14,965	39,176	47,649
Total costs and expenses	42,208	59,896	145,040	193,293
Operating loss	(1,615)	(675)	(6,331)	(4,753)
Interest (expense) and other, net	(2,153)	(1,486)	(8,027)	(4,450)
Loss before income tax provision	(3,768)	(2,161)	(14,358)	(9,203)
Provision for income taxes	220	237	681	436
Net loss	$(3,988)	$(2,398)	$(15,039)	$(9,639)
Preferred stock dividend	1,241	1,172	3,654	3,336
Net loss available to common shareholders	$(5,229)	$(3,570)	$(18,693)	$(12,975)
Net loss per common share:
Basic and Diluted	$(5.78)	$(4.03)	$(20.77)	$(15.07)
Weighted average number of common shares outstanding:
Basic and Diluted	905	886	900	861

See notes to unaudited condensed consolidated financial statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Nine Months Ended
	December 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(15,039)	$(9,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for uncollectible accounts	100	42
Depreciation	5,164	5,583
Amortization of intangibles	756	1,769
Provision for deferred income taxes	579	200
Amortization of debt discount	518	412
Non-cash interest on secured subordinated promissory note	5,696	2,174
Amortization of debt issuance costs	395	561
Stock-based compensation	832	911
Non-cash interest on notes payable	328	—
Loss on disposal of fixed assets	25	—
Cash provided/(used) by changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	9,266	1,522
Inventories	200	1,628
Prepaid expenses and other current assets	872	(1,525)
Other assets	238	(158)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(8,589)	(17,091)
Deferred revenue	(1,127)	(644)
Net cash provided by (used in) operating activities	214	(14,255)

INVESTING ACTIVITIES:
Additions to property and equipment	(1,683)	(1,808)
Net cash used in investing activities	(1,683)	(1,808)

FINANCING ACTIVITIES:
(Repayments) borrowings on secured revolving credit facility	(1,824)	1,614
(Repayments) borrowings on inventory financing	(4,469)	3,821
Proceeds from issuance of preferred stock, net	—	9,182
Proceeds from issuance of related party notes payable	3,375	—
Proceeds from issuance of secured promissory note	2,932	—
Common stock issued under stock plans	18	59
Principal payments on capital lease obligations	(273)	(397)
Net cash (used in) provided by financing activities	(241)	14,279

NET DECREASE IN CASH	(1,710)	(1,784)
CASH AT BEGINNING OF PERIOD	3,210	4,439
CASH AT END OF PERIOD	$1,500	$2,655

Supplemental disclosure of non-cash financing activities:
Series A Preferred Stock dividend accrued	$3,654	$3,336
Series A Preferred Stock dividend settled with preferred stock	$4,795	$4,157
Warrants issued in connection with notes payable	$229	$—
Warrants issued in connection with secured promissory note	$—	$476
Supplemental disclosure of non-cash investing activities:
Common stock issued to settle contingent consideration relative to acquisition	$—	$1,358
Non-cash adjustments to goodwill	$—	$27

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

The accompanying unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and accruals, consisting of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of operations and cash flows for the periods presented herein. Operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the Company’s entire fiscal year ending March 31, 2009.

Certain prior year’s balances have been reclassified to conform to the current format.

Effective August 20, 2008, FirstMark Capital, L.L.C., a Delaware limited liability company (“FirstMark Capital”), became the investment manager of certain funds formerly managed by Pequot Capital Management Inc. (“Pequot”). These funds included Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., now known as FirstMark III L.P. (“FirstMark Fund”) and FirstMark III Offshore Partners, L.P. (“FirstMark Offshore Partners” together with FirstMark Fund, “FirstMark”), respectively. “Constellation Venture” refers to Constellation Venture Capital II, L.P., “Constellation Offshore” refers to Constellation Venture Capital Offshore II, L.P., “BSC” refers to The BSC Employee Fund VI, L.P., “CVC” refers to CVC II Partners, LLC, and collectively with Constellation Venture, Constellation Offshore and BSC, “Constellation”, and together with FirstMark, (the “Investors”).

Liquidity

The Company sustained net losses for the three and nine months ended December 31, 2008 and during the fiscal years ended March 31, 2008 and 2007. The Company’s decline in performance during fiscal 2009 continues to be impacted by a weaker US economy and reduced access to business credit. The Company’s business requires significant levels of working capital to fund future revenue growth and current operations. The Company has historically relied on and continues to rely heavily on, trade credit from vendors and its credit facilities for its working capital needs. The Company has made a concerted effort to improve its working capital position over the past few years and recently has taken significant measures to further reduce headcount, streamline operations and manage costs in response to the impact of the economic downturn. The Company has also significantly reduced its infrastructure investment by limiting future capital expenditures including, the internal development of purchased and developed software. The Company continues to drive accounts receivable and has made strong progress in collecting overdue accounts. The Company continues to actively pursue additional financing arrangements and has recently raised another $2.0 million in financing during the fourth quarter of fiscal 2009, See Note 10 Subsequent Events. This is in addition to recently completing several financing arrangements with the Investors amounting to $6.0 million, securing an additional $3.0 million in financing under the CP/NEBF Credit Agreement, and issuing additional shares of preferred stock raising over $9.0 million in the prior fiscal year alone.

The Company’s future liquidity and capital requirements will depend on numerous factors, including- general economic conditions and conditions in the financial services, government and technology industry in particular; the ability to extend or refinance its current maturities; the ability to negotiate additional flexibility in borrowing restrictions and reserves under its current financing facilities and vendor lines of credit; the Company’s dependence on third party licenses and the Company’s ability to maintain its status as an authorized reseller/service provider of IT products; the cost effectiveness of our product and service development activities and our ability to reduce and leverage our centralized infrastructure, all of which may impact the Company’s ability to fund its operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. To the extent that the Company’s existing capital resources are insufficient to meet its working capital requirements, the Company may seek to raise additional funds or seek additional financing arrangements. However, no assurance can be given that such financing may be obtained on terms attractive to the Company, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital when needed could have a material adverse effect on its business, operating results and financial condition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

On June 25, 2008, the Company affected a reverse stock split of its Common Stock at a split ratio of 1-for-15 (“Reverse Stock Split”).

The Reverse Stock Split was approved by the Independent Committee of the Board of Directors on April 25, 2008 and by our Board of Directors on April 28, 2008. On May 1, 2008, FirstMark and Constellation, the holders of a majority of the Company’s voting stock delivered to the Company an executed written stockholders’ consent approving the Reverse Stock Split. As of May 1, 2008, FirstMark and Constellation collectively owned approximately 70% of the Company’s voting securities and 100% of the Company’s Series A Preferred Stock. As a result of FirstMark and Constellation’s approval, no further stockholder approval or action was necessary.

As a result of the Reverse Stock Split, every fifteen shares of the Company’s Common Stock were converted into one share of Common Stock. The Reverse Stock Split affected all of the Company’s common stockholders uniformly and did not affect any common stockholder’s percentage ownership interest in the Company or proportionate voting power, except for minor changes resulting from the cash payment of fractional shares. All outstanding options, restricted stock units, warrants and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split.

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying condensed consolidated financial statements and notes thereto for all periods presented.

The Reverse Stock Split was implemented to avoid being delisted from the NASDAQ Stock Market (the “NASDAQ”) due to the failure to comply with the minimum bid price requirement.

On May 14, 2008, we received a NASDAQ Staff Determination indicating our failure to comply with NASDAQ Marketplace Rule 4310(c)(4)- the minimum bid price requirement- for continued listing, and that our securities were subject to delisting from The NASDAQ Capital Market. Pursuant to the NASDAQ rules, we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). The hearing request stayed the suspension of trading and delisting of our Common Stock. Following a hearing held on July 10, 2008, the Panel, by letter dated July 16, 2008, indicated that MTM had regained compliance with the continued listing standards of the NASDAQ. Accordingly, the Panel determined to continue the listing of the Company’s shares on the NASDAQ.

Accrual of Unreported Medical Claims

The Company adopted a self-funded medical insurance plan effective May 1, 2008 covering all enrolled employees with regard to medical, dental, vision and prescription benefits. Beginning in the first quarter of fiscal 2009, the Company established an estimate of an amount to accrue for medical costs incurred but not yet reported under these self-funded employee medical insurance plans. The Company estimates the reserve based on an evaluation of past rates of claim payouts and trends in the amount of payouts. To mitigate a portion of the claim risk, the Company maintains a stop loss policy for individual and aggregate claims.

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

Effective April 1, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which was issued in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The Company has not elected to apply the fair value option to any of its financial instruments. As a result, adoption of this statement had no impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 will have on the useful lives of its intangible assets but does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 3.9 million and 2.4 million common shares as of December 31, 2008 and 2007, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the periods presented herein since the effect of such securities would be anti-dilutive.

NOTE 3. RELATED PARTY NOTES PAYABLE

The Company has issued and sold a series of unsecured subordinated promissory notes and warrants to the Investors during the period from February 28, 2008 to December 31, 2008 as follows:

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

(a) On February 28, 2008, the Company issued and sold to FirstMark promissory notes in the principal amount of $2,500,000 (the “FirstMark Notes”) and warrants entitling FirstMark to purchase 392,157 shares of the Company’s Series A-9 Preferred Stock at an exercise price of $0.6375 per share (the “FirstMark A-9 Warrants”). The FirstMark Notes bear interest at a rate per annum equal to 8.5% . Interest on the FirstMark Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-9 Preferred Stock at a price per share of $0.561. Proceeds from the FirstMark Notes were used to fund working capital needs.

On March 28, 2008, the Company and FirstMark amended the FirstMark Notes (the “Amended FirstMark Notes”) to change the maturity as follows: thirty percent (30%) of the principal amount of the Amended FirstMark Notes ($750,000) was due and payable on December 28, 2008, and the remaining principal balance and all interest accrued from February 28, 2008 to the date of payment of the principal amount is due on March 28, 2009.

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

(b) On June 11, 2008 and June 16, 2008, the Company issued and sold to FirstMark promissory notes in the aggregate principal amount of $3,000,000 (the “June FirstMark Notes”) and warrants entitling FirstMark to purchase 733,333 shares of the Company’s Series A-10 Preferred Stock at an exercise price of $0.375 per share and 64,516 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875 per share, at June 11, 2008 and June 16, 2008, respectively (the “FirstMark A-10 and A-11 Warrants”). Proceeds from the June FirstMark Notes were used to fund working capital needs.

On June 16, 2008, the Company issued and sold to Constellation promissory notes in the aggregate principal amount of $500,000 (the “Constellation Notes”) and warrants entitling Constellation to purchase 129,032 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875 per share (the “Constellation A-11 Warrants”). Proceeds from the Constellation Notes were used to fund working capital needs.

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

(c) The Second Amended FirstMark Notes together with the June FirstMark Notes and the Constellation Notes, collectively are sometimes referred to herein as the “June 2008 Notes”. At December 31, 2008 the balance of the June 2008 Notes was approximately $5.8 million.

The right of repayment of principal and interest on the June 2008 Notes is subordinated to the rights and security interest of (i) CDF in connection with the August 21, 2007 Credit Facilities Agreement with CDF, as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement, See Note 4 Credit Facilities, and (ii) Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund (“NEBF”), as Lender, in connection with the November 23, 2005, secured credit agreement (the “CP/NEBF Credit Agreement”), See Note 5 Long-term Debt - Secured Promissory Note, (CDF and NEBF collectively, the “Senior Lenders” and the Credit Facilities Agreement and the CP/NEBF Credit Agreement collectively, the “Senior Debt”). While any default or event of default has occurred and is continuing with respect to any Senior Debt, the Company is prohibited from making any payments or distribution in respect of the June 2008 Notes.

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

NOTE 4. CREDIT FACILITIES

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

The Revolving Credit Facility under the Credit Facilities Agreement encompasses a two year revolving credit facility, unless earlier terminated by the Company or the Lenders, for up to $15 million, subject to a borrowing base based on eligible accounts receivable, minus the sum of any outstanding Swingline Loan, Floorplan Shortfall, Letter of Credit Exposure, and Bid Bonds, and certain other limitations. All amounts under the Credit Facilities Agreement are due upon the termination thereof, subject to optional prepayment in accordance with the terms of the Credit Facilities Agreement, and mandatory repayment of any Swingline Loan in the event that any of the Lenders fails to pay its allocated portion thereof. Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3.5%, or LIBOR plus 4% during any default period.

The Floorplan Loan Facility under the Credit Facilities Agreement is not a commitment to lend or advance funds but is a discretionary facility, for up to $20 million, unless terminated by the Company or the Lenders, which allows the Company to finance inventory purchases from vendors as may be approved by the Administrative Agent, on an up to 45-day interest-free basis in many cases. Interest accrues after expiration of any applicable interest free period at a rate to be determined under each Transaction Statement, and not to exceed a maximum rate of 16% per annum in the event the Company objects to the terms under any Transaction Statement. Generally, the Company would receive at least 60 days advance notice of a termination of the Floorplan Facility, during which period the Company would continue to be able to finance inventory purchases under the facility.

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of December 31, 2008, the Company has no outstanding letters of credit.

During fiscal 2008 and 2009, the Company entered into several amendments to the Credit Facilities Agreement with CDF in order to modify certain terms including the definitions regarding certain covenant calculations, eligible accounts receivable, and floor plan inventory value, to consent to and approve various indebtedness incurred by the Company and to update disclosures.

On November 13, 2008, the Company entered into the Sixth Amendment to the Credit Facilities Agreement with CDF (the “Sixth Amendment”), whereby CDF modified effective September 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with the Maximum Total Funded Indebtedness to EBITDA covenant for the period ended September 30, 2008. Certain other provisions of the Sixth Amendment, as reflected above, became effective as of November 1, 2008 whereby CDF (a) amended the definition of “Eligible Accounts” to exclude previously allowed items, (b) reduced the Revolving Credit Facility to $15 million from $20 million and increased the Floorplan Loan Facility to $20 million from $14 million, (c) increased the cash reserve applicable to the Borrowing Base to $1,750,000 for the period November 1, 2008 to December 31, 2008, for all other times $1,500,000: minus and (d) modified the definition of the adjusted LIBOR rate and increased the LIBOR Increment to 3.5% from 3.0% .

Effective December 1, 2008, the Company entered into the Seventh Amendment to the Credit Facilities Agreement with CDF, dated February 3, 2009 (the “Seventh Amendment”), whereby CDF modified the Minimum EBITDA financial covenant.

The Seventh Amendment requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; provided, however, for the period ended December 31, 2008, the Lenders have waived this financial covenant; Minimum EBITDA, as defined, for the fiscal quarter ending on December 31, 2008 of $600,000, for the fiscal quarter ending on March 31, 2009 of $800,000, and for the fiscal quarter ending on June 30, 2009 of $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; provided, however, for the December 31, 2008, calculation date, the foregoing amount shall be $1,250,000; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; as well as restrictions on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

Upon a breach or an event of default by the Company with respect to any of the June 2008 Notes or the Senior Debt not cured by the Company within any applicable grace period, the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement as of December 31, 2008, net of the $1,750,000 cash reserve, amounted to approximately $1,300,000.

NOTE 5. LONG-TERM DEBT-SECURED PROMISSORY NOTE

On November 23, 2005, the Company entered into the CP/NEBF Credit Agreement and accompanying promissory note in the principal amount of $25 million (the “CP/NEBF Note”), with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and NEBF, as Lender (the “Lender”). During fiscal 2008, the Company entered into several amendments to the CP/NEBF Credit Agreement in order to modify certain terms including extending the maturity date, subordinating the CP/NEBF Note, modifying certain financial covenants, consenting to and approving various indebtedness incurred by the Company and to update disclosures.

Pursuant to the Subordination Agreement dated as of August 21, 2007 (the “Subordination Agreement”) with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the CP/NEBF Credit Agreement was extended until November 23, 2010.

On June 11, 2008 and June 17, 2008, the Company entered into Amendments No. 4 and 5 to the CP/NEBF Credit Agreement with CP Investment Management and the Lender whereby each (a) consented to and approved the Second Amended Notes, the June FirstMark Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) modified certain financial covenants contained in the CP/NEBF Credit Agreement, (c) amended the existing CP/NEBF Note to increase the principal amount by $3,000,000 to $28,000,000 (the “CP/NEBF Amended Note”), and (d) amended the payment premium in respect of the CP/NEBF Amended Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return of 15% per annum from the Closing Date. Proceeds from the additional funding of $3,000,000 were used to fund working capital needs.

The amount outstanding on the CP/NEBF Amended Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was 1% per annum through August 21, 2008, which rate was increased to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Pursuant to Amendment No. 5, upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 15% per annum from the Closing Date, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At December 31, 2008, $12.4 million in interest has been accrued on the Note, $0.2 million is accrued and payable within the next quarter, and $12.2 million is accrued and is payable at maturity.

On November 11, 2008, the Company entered into Amendment No. 6 to the CP/NEBF Credit Agreement with CP Investment Management and the Lender, whereby CP Investment Management and the Lender modified effective September 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with the Maximum Total Funded Indebtedness to EBITDA covenant for the period ended September 30, 2008.

Effective December 1, 2008, the Company entered into Amendment No. 7, dated January 29, 2009, with CP Investment Management and the Lender, to the CP/NEBF Credit Agreement (“Amendment No. 7”), whereby CP Investment Management and the Lender modified certain financial covenants and financial covenant definitions. Required financial covenants under the CP/NEBF Agreement are less restrictive in nature and coincide substantially with those under the Credit Facilities Agreement. The CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; provided, however, pursuant to Amendment No. 7, for the period ended December 31, 2008, CP Investment Management and the Lender have waived this financial covenant.

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

On November 23, 2005, in connection with the issuance of the CP/NEBF Note the Company issued and sold to the Lender a warrant entitling the Lender to purchase 46,666 shares of the Company’s Common Stock at an exercise price of $60.90 per share (the “Lender Warrant”), the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. On August 21, 2007, in connection with the Subordination Agreement, the Company issued a second Warrant to the Lender for the right to purchase up to the maximum number of 46,666 shares of the Company’s Common Stock at an exercise price of $17.55 per share (collectively with the Lender Warrant, the “Lender Warrants”), and allocated and charged $0.5 million to debt discount, which will be amortized over the remaining life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $0.5 million for the fair value of the second Warrant. The values attributed to the Lender Warrants were determined utilizing the Black-Scholes model.

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

Total stock-based compensation cost recognized in the condensed consolidated statement of operations in selling, general and administrative expenses for the three and nine months ended December 31, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Stock options	$240	$261	$724	$805
Stock bonus	—	—	35	—
Restricted stock units	12	30	73	106
Total stock-based compensation	252	291	832	911
Tax effect on stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net(loss)	$252	$291	$832	$911

No income tax benefit has been recognized in the condensed consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets.

On April 2, 2008, the Board of Directors approved an aggregate stock bonus of 85,000 shares to those directors who are not employees of the Company and who were not appointed to the Board of Directors by either FirstMark or Constellation. The shares were fully vested at the date of grant.

Stock Options

Consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, the fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Expected term	6.25 years	5 years	5.9 years	4.2 years
Expected stock price volatility	83%	72%	81%	72%
Risk-free interest rate	2.6%	3.9%	2.9%	4.3%
Expected dividend yield	0%	0%	0%	0%
Weighted-average grant-date fair value of options granted	$1.00	$6.75	$1.66	$8.10

The assumptions used to calculate the fair value of stock awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

At December 31, 2008, we had outstanding options and RSUs to purchase approximately 214,000 shares of common stock and approximately 164,000 shares of common stock are available for future awards.

A summary of stock option activity under these plans as of December 31, 2008 and changes during the nine months then ended, is presented below:

			(In the money
			options)	Weighted-
		Weighted-	Aggregate	Average
	Number of	Average Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Term
Outstanding at April 1, 2008	224,694	$31.99
Granted	19,182
Canceled/Expired	(39,601)
Exercised	—
Outstanding at December 31, 2008	204,275	$31.75	$-	6.8 years
Exercisable at December 31, 2008	140,172	$37.78	$-	6.1 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all in the money options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The unrecognized stock-based compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 31, 2008 was approximately $0.6 million and is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

The 2004 Plan allows for the issuance of RSUs which typically vest over four years. A summary of the status of RSUs nonvested shares as of December 31, 2008 and changes during the nine months then ended is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at April 1, 2008	15,006	$27.09
Granted	—
Vested	(2,585)
Forfeited	(3,045)
Nonvested at December 31, 2008	9,376	$27.74

As of December 31, 2008 there was $0.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 7. SHAREHOLDERS’ EQUITY

Common Stock

As of December 31, 2008, the Company had 150,000,000 shares of Common Stock authorized, par value $.001 per share.

As described in Note 2 under Reverse Stock Split, on June 25, 2008, the Company affected a Reverse Stock Split of its Common Stock at a split ratio of 1-for-15. Shareholders’ equity reflects the stock split by reclassifying to “Additional paid-in capital” from “Common Stock” an amount equal to the change in par value of the shares arising from the Reverse Stock Split. The par value and the amount of authorized shares were not impacted by the Reverse Stock Split. All outstanding options, restricted stock units, warrants and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. As of December 31, 2008, there were approximately 905,000 shares of Common Stock outstanding.

Preferred Stock

Effective upon the filing of the Fourth Restated Certificate of Incorporation on June 25, 2008 the Company increased the authorized number of shares of Series A Preferred Stock from 39,300,000 shares to 40,280,000 shares, including the designation of 830,000 shares of Series A-9 Preferred Stock. Subsequently, the Company’s Board of Directors authorized and designated 1,900,000 shares of Series A-10 Preferred Stock and 600,000 shares of Series A-11 Preferred Stock from the remaining 7,720,000 shares of “blank check” preferred stock. No preferred stock from the A-9 to A-11 series is outstanding. The Company has issued Preferred Stock Warrants for these series, see Note 3 Related Party Notes Payable. The Series A-10 Preferred Stock and the Series A-11 Preferred Stock will become effective, and the warrants exercisable, upon filing of an amendment to our Restated Certificate of Incorporation, which the Company expects to occur within the fourth quarter of fiscal 2009.

As of December 31, 2008, the Company had authorized 48,000,000 shares of preferred stock, 42,780,000 shares of which are designated Series A Preferred Stock, par value $.001 per share and 5,220,000 shares of which are “blank check” preferred stock, par value $.001 per share. As of December 31, 2008, there were approximately 31,370,000 million shares of Series A Preferred Stock issued.

Series A Preferred Stock

During the year ended March 31, 2005, the Investors purchased $41.0 million of Series A-1, Series A-2, Series A-3 and Series A-4 Convertible Preferred Stock and associated common stock warrants. During the year ended March 31, 2006, the Investors purchased an additional $19.0 million of Series A-4 and Series A-5 Convertible Preferred Stock, and associated common stock warrants. During the year ended March 31, 2007, the Investors purchased an additional $3.0 million of Series A-6 Convertible Preferred Stock, and associated common stock warrants.

On April 9, 2007, FirstMark exercised its option to purchase additional shares under the A-6 Purchase Agreement and the Company issued and sold to FirstMark 517,526 shares of Series A-6 Convertible Preferred Stock and Series A-6 Warrants to purchase 10,349 shares of the Company’s common stock for an aggregate purchase price of $0.8 million. This transaction resulted in a further adjustment to the conversion price of each of the series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $0.7 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.1 million for the fair value of the warrants. The value attributed to the Series A-6 warrants was determined by utilizing Black-Scholes.

On May 24, 2007, the Company entered into the A-7 Purchase Agreement with the Investors to sell to the Investors up to an aggregate of $5.0 million of Series A-7 Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 24, 2007, the Company issued and sold to FirstMark 3,753,127 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 75,062 shares of the Company’s common stock for an aggregate purchase price of $4.5 million. At the same time, the Company also granted an option to Constellation to purchase up to 417,015 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 8,338 shares of the Company’s common stock. On May 30, 2007 Constellation exercised its rights under the foregoing options and the Company issued and sold to Constellation 417,015 shares of Series A-7 Preferred Stock and 8,338 Series A-7 Warrants for an aggregate purchase price of $0.5 million. This transaction resulted in a further adjustment to the conversion price of each of the series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $4.4 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.6 million for the fair value of the warrants. The value attributed to the Series A-7 warrants was determined by utilizing Black-Scholes.

On July 25, 2007, the Company entered into the A-8 Purchase Agreement with FirstMark, whereby the Company issued and sold to FirstMark 743,415 shares of Series A-8 Convertible Preferred Stock and Series A-8 Warrants to purchase up to 59,472 shares of the Company’s common stock for an aggregate purchase price of $3.5 million. This transaction resulted in a further adjustment to the conversion price of each of the series of Series A Preferred Stock. Each share of Series A-8 Convertible Preferred Stock is convertible into four shares of the Company’s common stock at a conversion price equal to $1.1770 per share (subject to adjustment). During the second quarter of fiscal 2008 the Company allocated and recorded $3.0 million to Series A Preferred Stock and assigned and credited to additional paid in capital $0.5 million for the fair value of the warrants. The value attributed to the Series A-8 warrants was determined by utilizing Black-Scholes.

In the event of any liquidation of the Company, the holders of the Series A Preferred Stock shall be entitled to be paid in preference to any distribution to holders of common stock, in an amount per share equal to the sum of the applicable Series A Purchased Shares Purchase Price plus any accrued but unpaid dividends on the Series A Preferred Stock.

The following table sets forth the Series A Preferred Stock and associated warrants issued to the Investors under the various purchase agreements, including in-kind dividends paid.

	No. of Shares
	(in thousands)		Purchase Price
Series A-1 Convertible Preferred Stock	3,774		$2.15
Series A-2 Convertible Preferred Stock	2,319		$2.75
Series A-3 Convertible Preferred Stock	4,459		$3.25
Series A-4 Convertible Preferred Stock	9,096		$3.25
Series A-5 Convertible Preferred Stock	3,567		$3.25
Series A-6 Convertible Preferred Stock	2,796		$1.485
Series A-7 Convertible Preferred Stock	4,555		$1.199
Series A-8 Convertible Preferred Stock	804		$4.708
	31,370	(a)

	No. of Warrants
	(in thousands)		Exercise Price
Series A-1 Common Stock Warrants	—	(b)
Series A-2 Common Stock Warrants	—	(b)
Series A-3 Common Stock Warrants	—	(b)	$60.94
Series A-4 Common Stock Warrants	62	(c)	$60.90
Series A-5 Common Stock Warrants	30		$60.90
Series A-6 Common Stock Warrants	51		$24.45
Series A-7 Common Stock Warrants	83		$19.7835
Series A-8 Common Stock Warrants	59		$19.4205
	285

	No. of Warrants
	(in thousands)		Exercise Price
Series A-9 Preferred Stock Warrants	392		$0.6375
Series A-10 Preferred Stock Warrants	733		$0.3750
Series A-11 Preferred Stock Warrants	194		$0.3875
	1,319	(d)

(a)

The funds raised from the sales of Series A Convertible Preferred Stock were used to fund the cash portion of the purchase price for the Company’s various acquisitions, as well as for working capital and general corporate purposes.

(b)	The option to exercise the A-1, A-2 and the A-3 Common Stock Warrants expired on May 21, 2008, September 16, 2008 and on December 7, 2008, respectively.

(c)	The option to exercise 41,000 of the A-4 Common Stock Warrants expired on December 10, 2008.

(d)	See Note 3 Related Party Notes Payable regarding details of the transactions involving the Preferred Stock Warrants.

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. Until and including November 21, 2009 dividends may, at the option of the Company, be paid in cash or in shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. During the first nine months of fiscal 2009 the Company paid $4.8 million in preferred dividends for the period November 21, 2007 to November 20, 2008 in the form of 1,800,727 shares of Series A Preferred Stock. The Series A purchase prices ranged from $1.199 to $4.708. For the nine months ended December 31, 2008, the Company has accrued and charged to equity $3.7 million in preferred dividends. At December 31, 2008 $0.6 million was accrued in preferred dividends for the period beginning November 21, 2008. The Preferred Stock Series A-1 to A-8 purchase prices accrued range from $1.199 to $4.708. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

NOTE 8. CONTINGENCIES

Legal Proceedings

From time to time, in the normal course of business, various claims are made against the Company. Except for the proceedings described below, there are no material proceedings to which the Company is a party.

On January 22, 2009, the parties entered into a Confidential Settlement Agreement and Release of Claims (“Confidential Settlement”) with the plaintiff in the lawsuit styled Amanda Mhanna v. MTM Technologies, Inc, et al., filed on December 4, 2007 in the Superior Court of the State of California. The plaintiff, a former Company employee, alleged discrimination, harassment, retaliation and other causes of action against the defendants, and sought an unstated amount of compensatory and punitive damages, attorneys’ fees, and costs. Under the terms of the Confidential Settlement all claims against Company and the individual defendant have been dismissed with prejudice and without admission of liability or wrongdoing.

On March 14, 2008, a lawsuit styled Sonal Patel v. MTM Technologies, Inc, et al., was filed in the Superior Court of the State of California. The plaintiff, a former Company employee, alleged hostile work environment, harassment, and intentional infliction of emotional distress against the defendants. The plaintiff seeks an unstated amount of compensatory and punitive damages, attorneys’ fees, and costs. On May 2, 2008, the Company served an answer to the complaint denying the allegations and asserting affirmative defenses. This matter is now in the discovery stage. The trial has been tentatively scheduled for June 2009.

While management believes that the Company has meritorious defenses in the foregoing pending matter and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of this pending matter is uncertain and could be adverse to the Company. Depending on the amount and timing of an unfavorable resolution of the contingency, it is possible that the Company’s financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

As permitted under New York law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2008.

The Company is a party to other various claims and legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters would not have a material adverse impact on the Company’s financial condition or the results of its operations.

NOTE 9. SEGMENT INFORMATION

The Company currently operates only within the United States. Substantially all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold; the type and class of clients for products and services; the methods used to deliver products and services and regulatory environments.

NOTE 10. SUBSEQUENT EVENTS

FirstMark Notes and Warrants

On January 29, 2009, the Company issued and sold to FirstMark the following Promissory Notes (the “FirstMark 09 Notes”): (1) a promissory note in the principal amount of $876,449 to FirstMark III L.P., and (2) a promissory note in the principal amount of $123,551 to FirstMark III Offshore Partners, L.P. The principal of and the interest on the FirstMark 09 Notes are due and payable in full on the later of (a) February 13, 2009 or (b) the date that the Company has obtained all necessary consents from its Senior Lenders to such payment. The FirstMark 09 Notes will bear interest at a rate per annum equal to 15%. Interest on the FirstMark 09 Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s next designated series of preferred stock at a price per share of $0.638. Proceeds from the FirstMark 09 Notes are to be used to fund working capital needs.

The right of repayment of principal and interest on the FirstMark 09 Notes is subordinated to the rights and security interest of the Senior Debt. While any default or event of default has occurred and is continuing with respect to any of the Senior Debt, the Company is prohibited from making any payments or distribution in respect of the above FirstMark 09 Notes.

Credit Facilities Agreement

On February 3, 2009, the Company entered into the Seventh Amendment to the Credit Facilities Agreement with CDF whereby CDF modified effective December 1, 2008 the Minimum EBITDA financial covenant and waived compliance with certain other financial covenants as of December 31, 2008. Certain other provisions of the Seventh Amendment became effective subsequent to December 31, 2008 whereby CDF (a) amends certain definitions and other provisions related to other creditor indebtedness, intercreditor documents, subordinated indebtedness and FirstMark indebtedness and (b) increases the cash reserve applicable to the Borrowing Base to $1,750,000: minus from $1,500,000: minus, effective December 31, 2008.

CP/NEBF Credit Agreement

On January 29, 2009, the Company entered into Amendment No. 7 to the CP/NEBF Credit Agreement with CP Investment Management and the Lender, whereby each of Investment Manager and Lender (a) consents to and approves the incurrence by the Company of certain unsecured subordinated indebtedness to FirstMark in the principal amount up to $1,000,000, and the issuance of warrants in connection therewith, (b) obtains a waiver of certain terms of the CP/NEBF Credit Agreement in relation to the foregoing request, (c) modified effective December 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with certain other financial covenants as of December 31, 2008, and (d) amends the existing CP/NEBF Note to increase the principal amount by $1,000,000 to $29,000,000.

Proceeds from the additional funding of $1,000,000 will be used to fund working capital needs.

Series A Preferred Stock

On February 13, 2009, the Board of Directors authorized the Company to issue in lieu of cash dividends on our Series A Preferred Stock, payment of the dividends due until and including November 21, 2009 in shares of our Series A Preferred Stock.

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

In the first quarter of fiscal 2009, the Company affected a 1-for-15 reverse stock split of its Common Stock (“Reverse Stock Split”) which occurred on June 25, 2008. The Reverse Stock Split was implemented to avoid being delisted from the NASDAQ Stock Market (the “NASDAQ”) due to the failure to comply with the minimum bid price requirement. Following a hearing held on July 10, 2008, the NASDAQ Listing Qualifications Panel (the “Panel”), by letter dated July 16, 2008, indicated that MTM had regained compliance with the continued listing standards of the NASDAQ. Accordingly, the Panel determined to continue the listing of the Company’s shares on the NASDAQ.

As of December 31, 2008 the FirstMark and Constellation investment totaled approximately $73 million. We have used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006. Currently, we are not actively seeking acquisition candidates, but we believe that growth through acquisition may be an important component of our long-term strategy.

The Company sustained net losses for the three and nine months ended December 31, 2008 and during the fiscal years ended March 31, 2008 and 2007. Our decline in performance in fiscal 2009 continues to be impacted by a weaker US economy and reduced access to business credit. Our business requires significant levels of working capital to fund future revenue growth and current operations. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. We have made a concerted effort to improve our working capital position over the past few years and recently have taken significant measures to further reduce headcount, streamline operations and manage costs in response to the impact of the economic downturn. We have also significantly reduced our infrastructure investment by limiting future capital expenditures including the internal development of purchased and developed software. We continue to drive accounts receivable and have made strong progress in collecting overdue accounts. We continue to actively pursue additional financing arrangements and have recently raised another $2.0 million in financing during the fourth quarter of fiscal 2009. This is in addition to recently completing several financing arrangements with the Investors amounting to $6.0 million, securing an additional $3.0 million in financing under the CP/NEBF Credit Agreement, and issuing additional shares of preferred stock raising over $9.0 million in the prior fiscal year alone.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K. There have been no material changes to these policies during the first nine months of fiscal 2009, except as noted below:

Accrual of Unreported Medical Claims

We adopted a self-funded medical insurance plan effective May 1, 2008 covering all enrolled employees with regard to medical, dental, vision and prescription benefits. Beginning in the first quarter of fiscal 2009, we established an estimate of an amount to accrue for medical costs incurred but not yet reported under our self-funded employee medical insurance plans. We estimate the reserve based on an evaluation of past rates of claim payouts and trends in the amount of payouts. The reserve amount requires significant judgment and assumes past patterns are representative of future payment patterns and that we have identified any trends in our claims experience. A significant shift in claim and payment patterns within our medical plans could necessitate significant adjustments to these accruals in future accounting periods. To mitigate a portion of the claim risk, we maintain a stop loss policy for individual and aggregate claims.

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues, unless otherwise noted:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenues:
Products	65.8%	69.0%	69.6%	71.3%
Services	34.2%	31.0%	30.4%	28.7%
Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit – products (a)	17.1%	17.0%	16.6%	15.6%
Gross Profit – services (a)	39.9%	40.0%	39.8%	40.4%
Gross Profit – total	24.9%	24.1%	23.7%	22.8%
Selling, general and administrative expenses	28.9%	25.3%	28.2%	25.3%
Operating loss	(4.0%)	(1.1%)	(4.6%)	(2.5%)
Interest expense	5.3%	2.5%	5.8%	2.4%

Net loss	(9.8%)	(4.0%)	(10.8%)	(5.1%)

(a)	Expressed as a percentage of the applicable product or service revenue.

Three and Nine Months Ended December 31, 2008, as Compared to the Three and Nine Months Ended December 31, 2007

Net Revenue

Net revenues for the three months ended December 31, 2008 decreased $18.6 million, or 31.5% from the comparable prior year period, to $40.6 million. For the nine months ended December 31, 2008 net revenues decreased $49.8 million, or 26.4%, to $138.7 million. Product revenues decreased by $14.1 million, or 34.6%, to $26.7 million for the three months ended December 31, 2008 from $40.8 million for the three months ended December 31, 2007. In the third quarter, the decrease in product revenue is primarily due to the downturn in the economy, whereby customers are experiencing a freeze on capital spending and large infrastructure deals are being put on hold or delayed. Despite this decrease, the Company has also seen sustained revenue growth in product lines that offer greater efficiencies of scale to customers related to security and access. Product revenues decreased by $37.9, million or 28.2%, to $96.6 million for the first nine months of fiscal 2009 from $134.5 million for the nine months ended December 31, 2007. Overall product revenue for the nine months ended December 31, 2008 decreased due to reduced demand for IT products as a result of the downturn in the economic environment and due to the change in the mix and volume of the type of deals the Company is currently closing versus that in the prior year. The decrease in product revenue has directly impacted the volume of professional services attached to product revenue. Service revenue for the third quarter of fiscal 2009 decreased $4.5 million over the comparable prior year period and it decreased $11.9 million in the nine months ended December 31, 2008 as compared with the nine months ended December 31, 2007.

Gross Profit

Gross profit for the three months ended December 31, 2008 decreased $4.2 million, or 29.2%, from the comparable prior year period, to $10.1 million. For the nine months ended December 31, 2008 gross profits decreased $10.1 million, or 23.4%, from the comparable prior year period, to $32.8 million.

Product and service gross margins were both flat in the quarter ended December 31, 2008 as compared to December 31, 2007 at 17.0% and 40%, respectively. The decrease in gross profit for each was directly related to the corresponding decrease in revenue.

Product gross margin for the nine months ended December 31, 2008 was 16.6% in the period as compared with 15.6% for the nine months ended December 31, 2007. Overall the decrease in product gross profit was directly related to the decrease in product revenue. However, the product gross margin percentage increased over the nine months ended December 31, 2007 by 1.0% due to the mix in the type of deals the Company is currently closing versus that in the prior year.

Service gross margin was 39.8% for the nine months ended December 31, 2008 as compared with 40.4% for the comparable prior year period. The overall decrease in service gross profit primarily related to the decrease in service revenue. The service gross margin percentage for the nine months ended December 31, 2008 was also negatively impacted by lower utilization in certain regions and an increase in the use of outside contractors and related labor costs in the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S,G&A”) for the three months ended December 31, 2008 decreased by $3.2 million, or 21.6% from the comparable prior year period, to $11.7 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue increased to 23.4% for the three months ended December 31, 2008 compared with 21.1% for the three months ended December 31, 2007. Although net S,G&A increased as a percentage of revenue, due to lower sales in the quarter ended December 31, 2008 as compared to the prior year quarter, it decreased by $3.0 million, or 24%, from the comparable prior year quarter, to $9.5 million. The $3.0 million decrease in net S,G&A was primarily related to lower personnel costs due to further headcount reductions in the current quarter, a change in the compensation plans of the sales force and the impact of mandatory days off on the workforce. The decrease was also due to lower selling expenses as a result of the decrease in revenue in the current quarter as compared to the prior year as well as significant reductions over the prior year related to the use of outside consultants. Intangible amortization decreased $0.2 million, the impact of fully amortized intangible assets on current year results and depreciation was flat in the periods, the impact of a decrease in the level of capital spending year over year.

As compared to the nine months ended December 31, 2007, S,G&A for the nine months ended December 31, 2008 decreased by $8.5 million, or 17.8%, to $39.2 million. S,G&A, net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue increased to 23.4% compared with 20.9% for the comparable prior year nine months. Although net S,G&A increased as a percentage of revenue, due to lower sales year over year, it decreased by $7.0 million, or 17.7%, from the comparable prior year period, to $32.4 million. Overall, the $7.0 million decrease in net S,G&A was due primarily to a reduction in personnel costs over the prior year, with headcount decreasing over 125 full time equivalents over the prior year period. The Company also realized significant cost savings from several initiatives including revised compensation programs, its self insurance plan for health coverage, mandatory days off, increased health contributions by employees, and reduced travel expense programs. The decrease was also due to a reduction in operating expenses over the corresponding prior year as a result of a reduction in professional fees related to outside consultants and public company costs, and lower selling expenses as a result of the decrease in revenue in the nine months ended December 31, 2008 as compared to the prior year. Intangible amortization decreased $1.0 million, the impact of fully amortized intangible assets on current year results, and depreciation for the nine months ended December 31, 2008 decreased $0.4 million, the impact of a decrease in the level of capital spending over the past two years.

EBITDA

Earnings before interest, income taxes, depreciation, amortization, stock-based compensation cost and other (income) expense (“EBITDA”) was $0.6 million for three months ended December 31, 2008, as compared to $1.8 million for the three months ended December 31, 2007. EBITDA for the nine months ended December 31, 2008 amounted to $0.4 million as compared to $3.5 million for the nine months ended December 31, 2007. Overall the decline in EBITDA results for the three and nine months ended December 31, 2008 was the result of a decline in gross margin of both product and service revenue.

The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2008	2007	2008	2007

EBITDA	$617	$1,800	$421	$3,510
Depreciation and amortization	1,980	2,184	5,920	7,352
Interest expense and other, net	2,153	1,486	8,027	4,450
Stock-based compensation cost	252	291	832	911
Income taxes	220	237	681	436
Net loss	$(3,988)	$(2,398)	$(15,039)	$(9,639)

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

Interest Expense and Other, net

Interest expense and other, net was $2.2 million for the three months ended December 31, 2008 compared to $1.5 million for the three months ended December 31, 2007, an increase of $0.7 million or 44.9% .. The increase in interest expense for the three months ended December 31, 2008 is primarily due to the impact of the amendment entered into by the Company in June 2008, whereby the principal amount of the secured promissory note with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”) and National Electric Benefit Fund (“NEBF”) was increased by $3,000,000 to $28,000,000. The increase in interest expense in the third quarter was also attributable to the impact of the interest due on the unsecured subordinated promissory notes payable to the Investors.

Interest expense and other, net for the nine months ended December 31, 2008 increased $3.6 million, or 80.4%, to $8.0 million compared to $4.4 million for the comparable prior year period. The increase in interest expense for the nine months ended December 31, 2008 is primarily due to the impact of the $3,000,000 increase in the principal balance, as noted above, and higher interest rates imposed on the secured promissory note with CP Investment Management and NEBF as a result of the amendments entered into since the second quarter of fiscal 2008. The current internal rate of return is 15% compared with a blended rate of 13.5% for the nine months ended December 31, 2007. In accordance with Amendment No. 5 to the secured promissory note entered into during the first quarter of fiscal 2009, results for the nine months ended December 31, 2008 include a retroactive adjustment since the inception of the secured promissory note that amends the IRR to 15% for all periods since the Closing Date, November 23, 2005.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	December 31,	March 31,
(in thousands)	2008	2008

Cash	$1,500	$3,210
Working capital (deficit)	$(2,361)	$(3,326)
Current ratio	0.94:1	0.94:1
Related party notes payable	$5,816	$2,431
Secured financing facilities	$17,608	$23,901
Secured promissory note and related interest	$39,216	$30,116

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our primary source of day-to-day working capital is from our secured credit facilities agreement with CDF (described below in this Item) and vendor lines of credit.

For the nine months ended December 31, 2008, cash decreased $1.7 million to $1.5 million compared with $3.2 million at March 31, 2008. Working capital at December 31, 2008 was a deficit of $(2.4) million as compared to a working capital deficit of $(3.3) million at March 31, 2008. Included in current liabilities at December 31, 2008 are obligations of $5.8 million of related party notes payable and $17.6 million relating to the Company’s secured financing facilities, described below. The Company successfully raised an additional $6.5 million in financing during the first fiscal quarter of 2009, the proceeds of which were primarily used to pay trade accounts payable and raised another $2.0 in financing in the fourth quarter of fiscal 2009 which proceeds will be used to fund working capital needs.

As of December 31, 2008 the FirstMark and Constellation investment totaled approximately $73 million. The Company has used these funds to execute a growth strategy, as well as for working capital needs. The Company has executed its growth strategy since July 2004 by completing six strategic acquisitions of providers of advanced technology solutions and products. The most recent of these acquisitions was completed in April 2006.

A detailed review of the financing arrangements entered into by the Company follows.

FirstMark and Constellation Notes and Warrants

On February 28, 2008, the Company issued and sold to FirstMark promissory notes in the principal amount of $2,500,000 (the “FirstMark Notes”) and warrants entitling FirstMark to purchase 392,157 shares of the Company’s Series A-9 Preferred Stock at an exercise price of $0.6375 per share (the “FirstMark A-9 Warrants”). The FirstMark Notes bear interest at a rate per annum equal to 8.5% . Interest on the FirstMark Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-9 Preferred Stock at a price per share of $0.561. Proceeds from the FirstMark Notes were used to fund working capital needs.

On March 28, 2008, the Company and FirstMark amended the FirstMark Notes (the “Amended FirstMark Notes”) to change the maturity as follows: thirty percent (30%) of the principal amount of the Amended FirstMark Notes ($750,000) was due and payable on December 28, 2008, and the remaining principal balance and all interest accrued from February 28, 2008 to the date of payment of the principal amount is due on March 28, 2009.

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

On June 11, 2008 and June 16, 2008, the Company issued and sold to FirstMark promissory notes in the aggregate principal amount of $3,000,000 (the “June FirstMark Notes”) and warrants entitling FirstMark to purchase 733,333 shares of the Company’s Series A-10 Preferred Stock at an exercise price of $0.375 per share and 64,516 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875 per share, at June 11, 2008 and June 16, 2008, respectively (the “FirstMark A-10 and A-11 Warrants”). Proceeds from the June FirstMark Notes were used to fund working capital needs.

On June 16, 2008, the Company issued and sold to Constellation promissory notes in the aggregate principal amount of $500,000 (the “Constellation Notes”) and warrants entitling Constellation to purchase 129,032 shares of the Company’s Series A-11 Preferred Stock at an exercise price of $0.3875 per share (the “Constellation A-11 Warrants”). Proceeds from the Constellation Notes were used to fund working capital needs.

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

The Second Amended FirstMark Notes together with the June FirstMark Notes and the Constellation Notes, collectively are sometimes referred to herein as the “June 2008 Notes”. At December 31, 2008 the balance of the June 2008 Notes was approximately $5.8 million.

The right of repayment of principal and interest on the June 2008 Notes is subordinated to the rights and security interest of (i) CDF in connection with the August 21, 2007 Credit Facilities Agreement (described below in this Item), and (ii) CP Investment Management and NEBF in connection with the CP/NEBF Credit Agreement (described below in this Item), (CDF and NEBF collectively, the “Senior Lenders” and the Credit Facilities Agreement and the CP/NEBF Credit Agreement collectively, the “Senior Debt”). While any default or event of default has occurred and is continuing with respect to any Senior Debt, the Company is prohibited from making any payments or distribution in respect of the June 2008 Notes.

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

Since December 31, 2008, the Company entered in the following further agreements with FirstMark.

On January 29, 2009, the Company issued and sold to FirstMark the following Promissory Notes (the “FirstMark 09 Notes”): (1) a promissory note in the principal amount of $876,449 to FirstMark III L.P., and (2) a promissory note in the principal amount of $123,551 to FirstMark III Offshore Partners, L.P. The principal of and the interest on the FirstMark 09 Notes are due and payable in full on the later of (a) February 13, 2009 or (b) the date that the Company has obtained all necessary consents from its Senior Lenders. The FirstMark 09 Notes will bear interest at a rate per annum equal to 15%. Interest on the FirstMark 09 Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s next designated series of preferred stock at a price per share of $0.638. Proceeds from the FirstMark 09 Notes are to be used to fund working capital needs.

The right of repayment of principal and interest on the FirstMark 09 Notes is subordinated to the rights and security interest of the Senior Debt. While any default or event of default has occurred and is continuing with respect to any of the Senior Debt the Company is prohibited from making any payments or distribution in respect of the FirstMark 09 Notes.

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

The Revolving Credit Facility under the Credit Facilities Agreement encompasses a two year revolving credit facility, unless earlier terminated by the Company or the Lenders, for up to $15 million, subject to a borrowing base based on eligible accounts receivable, minus the sum of any outstanding Swingline Loan, Floorplan Shortfall, Letter of Credit Exposure, and Bid Bonds, and certain other limitations. All amounts under the Credit Facilities Agreement are due upon the termination thereof, subject to optional prepayment in accordance with the terms of the Credit Facilities Agreement, and mandatory repayment of any Swingline Loan in the event that any of the Lenders fails to pay its allocated portion thereof. Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3.5%, or LIBOR plus 4% during any default period.

The Floorplan Loan Facility under the Credit Facilities Agreement is not a commitment to lend or advance funds but is a discretionary facility, for up to $20 million, unless terminated by the Company or the Lenders, which allows the Company to finance inventory purchases from vendors as may be approved by the Administrative Agent, on an up to 45-day interest-free basis in many cases. Interest accrues after expiration of any applicable interest free period at a rate to be determined under each Transaction Statement, and not to exceed a maximum rate of 16% per annum in the event the Company objects to the terms under any Transaction Statement. Generally, the Company would receive at least 60 days advance notice of a termination of the Floorplan Facility, during which period the Company would continue to be able to finance inventory purchases under the facility.

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of December 31, 2008, the Company has no outstanding letters of credit.

During fiscal 2008 and 2009, the Company entered into several amendments to the Credit Facilities Agreement with CDF in order to modify certain terms including the definitions regarding certain covenant calculations, eligible accounts receivable, and floor plan inventory value, to consent to and approve various indebtedness incurred by the Company and to update disclosures.

On November 13, 2008, the Company entered into the Sixth Amendment to the Credit Facilities Agreement with CDF (the “Sixth Amendment”), whereby CDF modified effective September 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with the Maximum Total Funded Indebtedness to EBITDA covenant for the period ended September 30, 2008. Certain other provisions of the Sixth Amendment, as reflected above, became effective as of November 1, 2008 whereby CDF (a) amended the definition of “Eligible Accounts” to exclude previously allowed items, (b) reduced the Revolving Credit Facility to $15 million from $20 million and increased the Floorplan Loan Facility to $20 million from $14 million, (c) increased the cash reserve applicable to the Borrowing Base to $1,750,000 for the period November 1, 2008 to December 31, 2008, for all other times $1,500,000: minus and (d) modified the definition of the adjusted LIBOR rate and increased the LIBOR Increment to 3.5% from 3.0% .

Effective December 1, 2008, the Company entered into the Seventh Amendment to the Credit Facilities Agreement with CDF, dated February 3, 2009 (the “Seventh Amendment”), whereby CDF modified the Minimum EBITDA financial covenant.

The Seventh Amendment requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; provided, however, for the period ended December 31, 2008, the Lenders have waived this financial covenant; Minimum EBITDA, as defined, for the fiscal quarter ending on December 31, 2008 of $600,000, for the fiscal quarter ending on March 31, 2009 of $800,000, and for the fiscal quarter ending on June 30, 2009 of $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; provided, however, for the December 31, 2008, calculation date, the foregoing amount shall be $1,250,000; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; as well as restrictions on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

Upon a breach or an event of default by the Company with respect to any of the June 2008 Notes or the Senior Debt not cured by the Company within any applicable grace period, any of the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

Available funds under the Credit Facilities Agreement as of December 31, 2008, net of the $1,750,000 cash reserve, amounted to approximately $1,300,000.

Subsequent to December 31, 2008 certain other provisions of the Seventh Amendment became effective whereby CDF (a) amends certain definitions and other provisions related to other creditor indebtedness, intercreditor documents, subordinated indebtedness and FirstMark indebtedness and (b) increases the cash reserve applicable to the Borrowing Base to $1,750,000: minus from $1,500,000: minus, effective December 31, 2008.

CP/NEBF Credit Agreement

On November 23, 2005, the Company entered into a secured Credit Agreement (the “CP/NEBF Credit Agreement”) and accompanying promissory note in the principal amount of $25 million (the “CP/NEBF Note”), with CP Investment Management and NEBF, as Lender (the “Lender”). During fiscal 2008, the Company entered into several amendments to the CP/NEBF Credit Agreement in order to modify certain terms including extending the maturity date, subordinating the CP/NEBF Note, modifying certain financial covenants, consenting to and approving various indebtedness incurred by the Company and to update disclosures.

Pursuant to the Subordination Agreement dated as of August 21, 2007 (the “Subordination Agreement”) with CDF, for itself and agent to the Lenders under the Credit Facilities Agreement, the CP/NEBF Credit Agreement was extended until November 23, 2010.

On June 11, 2008 and June 17, 2008, the Company entered into Amendments No. 4 and 5 to the CP/NEBF Credit Agreement with CP Investment Management and the Lender whereby each (a) consented to and approved the Second Amended Notes, the June FirstMark Notes and the Constellation Notes in the principal amount of up to $6,000,000, (b) modified certain financial covenants contained in the CP/NEBF Credit Agreement, (c) amended the existing CP/NEBF Note to increase the principal amount by $3,000,000 to $28,000,000 (the “CP/NEBF Amended Note”), and (d) amended the payment premium in respect of the CP/NEBF Amended Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return of 15% per annum from the Closing Date. Proceeds from the additional funding of $3,000,000 were used to fund working capital needs.

The amount outstanding on the CP/NEBF Amended Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was 1% per annum through August 21, 2008, which rate was increased to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Pursuant to Amendment No. 5, upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 15% per annum from the Closing Date, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At December 31, 2008, $12.4 million in interest has been accrued on the Note, $0.2 million is accrued and payable within the next quarter, and $12.2 million is accrued and is payable at maturity.

On November 11, 2008, the Company entered into Amendment No. 6 to the CP/NEBF Credit Agreement with CP Investment Management and the Lender, whereby CP Investment Management and the Lender modified effective September 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with the Maximum Total Funded Indebtedness to EBITDA covenant for the period ended September 30, 2008.

Effective December 1, 2008, the Company entered into Amendment No. 7, dated January 29, 2009, with CP Investment Management and the Lender, to the CP/NEBF Credit Agreement (“Amendment No. 7”), whereby CP Investment Management and the Lender modified certain financial covenants and financial covenant definitions. Required financial covenants under the CP/NEBF Agreement are less restrictive in nature and coincide substantially with those under the Credit Facilities Agreement. The CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; provided, however, pursuant to Amendment No. 7, for the period ended December 31, 2008, CP Investment Management and the Lender have waived this financial covenant.

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

On November 23, 2005, in connection with the issuance of the CP/NEBF Note the Company issued and sold to the Lender a warrant entitling the Lender to purchase 46,666 shares of the Company’s Common Stock at an exercise price of $60.90 per share (the “Lender Warrant”), the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. On August 21, 2007, in connection with the Subordination Agreement, the Company issued a second Warrant to the Lender for the right to purchase up to the maximum number of 46,666 shares of the Company’s Common Stock at an exercise price of $17.55 per share (collectively with the Lender Warrant, the “Lender Warrants”), and allocated and charged $0.5 million to debt discount, which will be amortized over the remaining life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $0.5 million for the fair value of the second Warrant.

Subsequent to December 31, 2008 certain other provisions of Amendments No. 7 became effective whereby each of Investment Manager and Lender (a) consents to and approves the incurrence by the Company of certain unsecured subordinated indebtedness to FirstMark in the principal amount up to $1,000,000, and the issuance of warrants in connection therewith, (b) obtains a waiver of certain terms of the CP/NEBF Credit Agreement in relation to the foregoing request, and (c) amends the existing CP/NEBF Note to increase the principal amount by $1,000,000 to $29,000,000.

Proceeds from the additional funding of $1,000,000 will be used to fund working capital needs.

For the nine months ended December 31, 2008, the Company generated cash of $0.2 million in operating activities. The cash generated is derived from a net loss of $15.1 million offset by a decrease in net operating assets of $0.9 million and non-cash charges of $14.4 million. The decrease in net operating assets relates primarily to a decrease in accounts receivable and in payables. Accounts receivable at March 31, 2008 includes a $3.6 million receivable of which $3.5 million was subsequently collected in June 2008. The decrease in accounts receivable is also directly related to lower billings in the third quarter as result of decreased overall revenue. Accounts payable decreased as proceeds from the promissory notes with FirstMark and Constellation received in the first quarter of fiscal 2009 were used to pay vendors. The decrease in accounts payable and in accrued expenses is also due to lower operating costs over the prior year, primarily the result of cost cutting initiatives and the impact of lower revenues.

Cash used in investing activities was $1.7 million for the nine months ended December 31, 2008 related to additions to capital expenditures. The level of investment was comparable to the prior year period. The Company has no plans for any material purchases of property and equipment including capital software projects for the remainder of fiscal 2009.

Cash used in financing activities was $0.2 million for the nine months ended December 31, 2008, which was primarily the result of net cash proceeds received of $3.4 million from our issuance of the June FirstMark Notes and the Constellation Notes, and an additional $2.9 million of net cash proceeds received from the CP/NEBF Amended Note which increased the principal amount by $3,000,000, both for the purpose of funding working capital needs. The increase in cash generated from financing activities was offset by the increase in cash collections used to repay a portion of the borrowings on our working capital lines under our Credit Facilities Agreement with CDF. The Company had net borrowings under its Credit Facilities Agreement of a decrease of $6.3 million during the first nine months of fiscal 2009, which consisted of additional gross borrowings of $231.6 million offset by gross repayments of $237.9 million.

The Company sustained net losses for the three and nine months ended December 31, 2008 and during the fiscal years ended March 31, 2008 and 2007. Our decline in performance during fiscal 2009 continues to be impacted by a weaker US economy and reduced access to business credit. The Company has made a concerted effort to improve its working capital position over the past few years, including the following actions:

  In the fourth quarter of fiscal 2009, we raised another $1.0 million in financing from the Investors and an additional $1.0 million in financing under the CP/NEBF Credit Agreement;

  During fiscal 2009 we have taken significant measures to further reduce headcount, streamline operations and manage costs in response to the impact of the economic downturn;

  We successfully completed several financing arrangements which generated net proceeds of $9.0 million, including $2.5 million in February 2008 from the FirstMark Notes, another $3.5 million in June 2008 from the June FirstMark Notes and the Constellation Notes, and in June 2008 we raised an additional $3.0 million in financing under the CP/NEBF Credit Agreement;

  We issued additional shares of preferred stock raising over $9.0 million in the prior fiscal year alone;

  In August 2007, we successfully refinanced our working capital lines of credit with a $34 million credit facilities agreement with CDF which provided the Company with additional capital and increased purchasing flexibility;

  In fiscal 2007, we implemented a $6.0 million restructuring and have since then instituted other cost control initiatives and programs as well as further headcount reductions in an effort to streamline operations and better manage costs; and

  We have significantly reduced our infrastructure investment by limiting future capital expenditures, including the internal development of purchased and developed software. The Company currently has no commitments for material capital expenditures.

Our business requires significant levels of working capital to fund future revenue growth and current operations. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. We are focused on looking at avenues to secure additional open lines of credit with vendors and alternative financing arrangements. We continue to drive collection of accounts receivable and are actively managing our expenses. The Company anticipates that the weakening economy and the impact of the current financial market crisis are likely to persist throughout the remainder of fiscal 2009 and into at least the first half of fiscal 2010.

Our future liquidity and capital requirements will depend on numerous factors, including- general economic conditions and conditions in the financial services, government and technology industry in particular; the ability to extend or refinance our current maturities; the ability to negotiate additional flexibility in borrowing restrictions and reserves under our current financing facilities and vendor lines of credit; our dependence on third party licenses and our ability to maintain our status as an authorized reseller/service provider of IT products; the cost effectiveness of our product and service development activities and our ability to reduce and leverage our centralized infrastructure, all of which may impact our ability to fund our operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. To the extent that our existing capital resources are insufficient to meet our working capital requirements, we may seek to raise additional funds or seek additional financing arrangements. However, no assurance can be given that such financing may be obtained on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

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

Effective April 1, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which was issued in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The Company has not elected to apply the fair value option to any of its financial instruments. As a result, adoption of this statement had no impact on the Company’s consolidated financial statements.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed, as of December 31, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms as of December 31, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders (the “Annual Meeting”) was held on November 12, 2008. At the Annual Meeting the following proposals were adopted by the vote specified below:

Proposal No. 1: The election of seven directors to serve until the next annual meeting of shareholders of the Company or until such person shall resign, be removed or otherwise leave office:

	Total Votes Cast
	For	Withheld
Gerald A. Poch	461,891	393,590
Keith B. Hall	462,098	393,383
William Lerner	463,439	392,042
Alvin E. Nashman	462,098	393,383
Sterling Phillips	447,887	407,594
Arnold J. Wasserman	463,508	391,973
Thomas Wasserman	463,376	392,105

Proposal No. 2: The proposal to ratify the appointment of McGladrey & Pullen LLP, as the Company’s independent registered public accounting firm for the 2009 fiscal year:

Vote	Number of Votes Cast
For	544,269
Against	110,957
Abstain	200,254
Broker Non-Votes	—

Item 5. Other Information

On January 26, 2009, Stephen Hicks, Senior Vice President, General Counsel and Corporate Secretary submitted his resignation to the Board of Directors of the Company, such resignation to be effective February 16, 2009. The Company intends to seek a replacement for Mr. Hicks. In the meantime, the Company will rely on outside counsel to fulfill its legal requirements.

Item 6. Exhibits

(a)       Exhibits

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

10.1	Subordinated Promissory Note dated January 29, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $876,449*

10.2	Subordinated Promissory Note dated January 29, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $123,551*

10.3

Seventh Amendment dated February 3, 2009 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender*

10.4

Amendment No. 7 dated as of January 29, 2009, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electrical Benefit Fund, as Lender*

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

MTM TECHNOLOGIES, INC.

February 13, 2009	By:	/s/ Steven Stringer
Steven Stringer
President and Chief Executive Officer
(Principal Executive Officer)

February 13, 2009	By:	/s/ J.W. Braukman III
J.W. Braukman III
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

MTM Technologies, Inc.
QUARTERLY REPORT ON FORM 10-Q
Fiscal Quarter Ended December 31, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1

Subordinated Promissory Note dated January 29, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $876,449 [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: January 29, 2009), filed with the Securities and Exchange Commission on February 4, 2009.]

10.2

Subordinated Promissory Note dated January 29, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $123,551 [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8- K (Date of Report: January 29, 2009), filed with the Securities and Exchange Commission on February 4, 2009.]

10.3

Seventh Amendment dated February 3, 2009 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: January 29, 2009), filed with the Securities and Exchange Commission on February 4, 2009.]

10.4

Amendment No. 7 dated as of January 29, 2009, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Date of Report: January 29, 2009), filed with the Securities and Exchange Commission on February 4, 2009.]

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of J.W. Braukman III

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of J.W. Braukman III