Form 10-K
period 2009-03-31
MTM Technologies, Inc.
filed 2009-07-14
CIK 906282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-22122

MTM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-3354896
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1200 High Ridge Road	06905
Stamford, CT	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 975-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at September 30, 2008, was $1.3 million based on the closing sale price of the registrant’s common stock on such date of $1.45 per share, as reported by The NASDAQ Stock Market, Inc.

There were a total of 914,005 shares of the registrant’s common stock outstanding as of May 31, 2009.

Documents Incorporated by Reference:
None

MTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended March 31, 2009

Introductory Comment—Terminology

          Throughout this Annual Report on Form 10-K, the terms “we”, “us”, “our” and “Company” refers to MTM Technologies, Inc. (“MTM”) and, unless the context indicates otherwise, our subsidiaries on a consolidated basis.

          Effective June 25, 2008, the Company implemented a one for fifteen reverse stock split (“Reverse Stock Split”) of its common stock. All common stock numbers set forth in this Annual Report on Form 10-K (including the tables and footnotes), have been retroactively adjusted to reflect the Reverse Stock Split.

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

          Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K including the factors discussed in Part I, Item 1A. Risk Factors and our other filings with the Securities Exchange Commission (“SEC”). These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

i

PART I

Item 1. Business

Overview

          We are a leading national provider of innovative information technology (“IT”) solutions including Application Delivery, Unified Communications, Virtualization, and Managed Services. With specialization in these advanced technologies we enable our clients to achieve improved operational efficiency and to focus on growth, while mitigating the risk of implementing complex IT systems. We achieve these results by providing solutions that address the full life cycle of a client’s IT requirements from needs analysis, through planning, development, deployment, and testing, to on-going maintenance and support. We combine these services with technology from leading software and hardware manufacturers delivering strategic IT solutions that solve many of today’s business challenges.

          Our clients consist of middle market corporations (generally those with $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational, financial and health-care institutions. We serve clients in most major US metropolitan markets.

History

          The certificate of incorporation of MTM was filed by the New York Department of State on May 12, 1986 under the original name of Micros To Mainframes, Inc. On May 21, 2004 we changed the name of our Company to MTM Technologies, Inc.

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

Fiscal 2009 – In review

          For fiscal 2009 comparable revenues for both product and service declined each quarter with product revenue down 28.8% over the prior year and service revenue in fiscal 2009 down over 26.2% from the prior year. We believe that the slowdown in product sales and the related decrease in service revenue are in a large part due to the downturn in the economy, whereby customers are experiencing a freeze in capital spending and large infrastructure deals are being put on hold or delayed. The unprecedented deterioration of the global financial system and capital markets have all contributed to the sharp decline in customer confidence, and as a result have deterred any discretionary spending. As a highly leveraged Company with significant fixed costs, the decrease in revenue pressured margins, and operating expenses as a percentage of revenues was significantly higher even though there was substantial cost savings year over year. Our business requires significant levels of working capital to fund future revenue growth and current operations. Working capital at March 31, 2009 was a deficit of $(5.8) million as compared to a working capital deficit of $(3.3) million at March 31, 2008.

          We exited the year under tremendous financial pressure as we had increased restrictions on our current credit facilities and our borrowing capacity was severely reduced in large part because of lower levels of revenue in the second half of fiscal 2009. Net of the impact of a goodwill impairment charge of $19.6 million in fiscal 2009, operating results were approximately 43% lower than the prior year. We have taken steps to address the deterioration in our revenue and its impact on our Company as well as our current financing arrangements. These include the implementation of several strategic initiatives during fiscal 2010. These significant actions have been designed to structure our business for profitable growth.

Business Strategy – in Fiscal 2010

          The following are key components of our strategy to improve our liquidity and our earnings.

          Get funding in place that will enable us to better weather the current financial crisis.

          In June 2009 we successfully negotiated an additional $7.0 million in borrowing capacity under our existing Credit Facilities Agreement with GE Commercial Distribution Finance Corporation (“CDF”). In addition the maturity date of the Credit Facilities Agreement was extended to March 31, 2010 from August 21, 2009, the line was reduced to a maximum of $25 million from $34 million, but most financial covenants were eliminated and other borrowing restrictions were relaxed. Our other Senior Lenders and our Investors entered into agreements as well, confirming their commitment to the Company in the form of guarantees and letters of credit totaling $8.5 million securing the additional financing from CDF. Lastly, the Investors entered into an amendment which extended the maturity date of all the Investors Notes to November 30, 2010 from December 15, 2009. See Note 12 Subsequent Events to the Consolidated Financial Statements, for a further discussion of all of the relevant agreements.

          Refocus our “go to market” strategy with a revenue plan that builds on our regional core competencies.

          Our strategy is to be the national leader in providing IT solutions to the middle market, focusing on our core competencies of Application Delivery, Unified Communications, Virtualization and Managed Services. We intend to build our revenue through regional sales strengths that focus on core products. We plan to significantly reduce low margin business and we intend to increase our focus on selling our solutions to selected industry segments or industry “verticals” that we believe have the greatest potential for revenue growth and gross margin improvement.

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

          Institute a comprehensive sales training program to better fulfill the expectations of our “go to market” strategy.

          We are in the process of launching a sales apprenticeship program designed to better train the entire sales force. Our training program will include the use of a national virtual training platform, a stronger sales support network, an improved uniform forecasting process and an aggressively managed lead follow-up process.

          Engage a restructuring firm to execute a plan of significantly reducing our fixed costs.

          In addition to realigning our headcount with our future revenue projections, we are planning on taking a hard look at exiting and consolidating facilities, negotiating current leases, utilizing increased virtual space and significantly reducing our IT infrastructure and public company costs.

          We expect that results for fiscal 2010 will continue to be impacted by a very difficult economic environment in the U.S. and a potentially widening global recession. We believe, however, that the combination of adequate immediate financing, a focused “go to market” strategy and strong cost controls will enable us to lay a foundation for improved future operating results and the ability to generate cash flow.

Business Services

          Our approach to the market aligns our solutions and professional services with strategic manufacturer and supply chain relationships to deliver an end-to-end solution for our clients.

          Solutions

          We have developed our IT solutions to deliver immediate business value and return on investment for our clients. Our solutions consist of the following:

          Application Delivery. Our Application Delivery solutions offer our clients secure, on-demand access to all of their corporate applications and information from remote locations using both wired and wireless technologies. These solutions combine system, network, and security technologies to create a cohesive infrastructure that improves the efficiency, mobility and agility of clients’ businesses.

          Unified Communications. Our Unified Communications solutions provide our clients the ability to combine voice, data and video content on a common network, offering a feature-rich, cost-effective and flexible platform for business communications. By using a single converged network rather than multiple networks, clients are able to lower their total cost of ownership and simplify network management and deployment.

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

          Professional Services

          Our staff of experienced and certified technology professionals provide our clients with a full suite of IT professional services. The services range from advanced configurations and complex project management to project logistics and planning. We provide design, consulting, implementation and support services in our six areas of core competence. These are systems, networks, IP telephony, storage and security.

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

          Our capability to address all phases of technology projects, from needs analysis and definition through implementation and support, allows us to offer our customers a single point of accountability for a broad range of technology projects. As technology infrastructure becomes progressively more sophisticated and complex, our clients demand total project accountability from a single vendor. With our national presence, engineering expertise, and high-level relationships with top tier vendors, we are able to undertake most technology infrastructure projects for our clients and provide them that critical single point of accountability.

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

          Technology Partners

          We maintain strategic relationships with many of today’s leading hardware and software technology manufacturers enabling us to deliver to our clients advanced and comprehensive solutions at competitive prices. For example, we are a Cisco Gold partner, a Citrix Platinum Solutions Advisor, a Hewlett Packard Gold partner, a Microsoft Gold partner, an EMC Velocity Premier partner and a Sun Advantage partner. For those manufacturers that we believe are critical to our client’s technology infrastructure we generally hold the highest levels of certification granted by such manufacturers. We work with our strategic partners to develop national training programs to ensure consistent service delivery methodologies across our entire national footprint. With over 200 technical professionals nationwide, we train and certify our service professionals to maintain the highest levels of manufacturer certifications and authorizations. We often times work in conjunction with our partners to utilize our own accredited professional training service centers to train and deliver technical content to our service professionals.

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

          Remote Monitoring & Management. Our automated remote management system provides our clients with real-time monitoring of their computing and storage systems, IP telephony systems and network infrastructure to immediately detect component failures, critical security events (such as hacking attempts), and deteriorating performance, with reporting on key operating metrics of these systems. The system is a combination of our proprietary network management and monitoring software and third party licensed software. Monitoring of our clients’ networks is performed by our certified engineering staff operating on a 24x7x365 basis from our network operations center.

          Remote Support. Our remote phone support service is a virtual extension of our clients’ IT staff. We provide support for a wide range of technologies including Microsoft, Citrix, Sun, Cisco and Captaris.

          Remote Helpdesk. Our helpdesk services provide end-user support customized to meet our clients’ specific application requirements. Virtually all helpdesk analysts are HDI (Help Desk International) certified and available 24x7.

          IT Outsourcing. Many of our clients and potential clients have adopted an approach to technology of focusing on their core business competencies, while outsourcing non-core technology systems. These clients, however, often find it more cost-effective to outsource than to fund the cost of a full-time internal IT staff to operate the sophisticated technology systems necessary to support their core business. Additionally, some clients are faced with extensive legal and regulatory compliance mandates that require sophisticated technology solutions. Again, for some of these clients, maintaining a full-time internal staff to operate those systems is not feasible. Our IT outsourcing solutions provide a cost effective solution to such clients by providing targeted support to fill gaps in their technology staffing on a project basis.

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

          Marketing. Our marketing strategy is to position ourselves as the premier IT solutions provider to the middle market. We do this primarily through demand generation activities, and by identifying new business opportunities. Demand generation activities are targeted to both vertical markets (e.g. industry-specific markets such as financial services, healthcare, government, and retail) and horizontal markets, consisting primarily of national and regional events, trade shows, and advertising. Event and trade show attendance is driven by targeted mass email campaigns, telemarketing and the local sales organization. Most marketing initiatives involve participation by one or more of our technology partners, which both enhances our visibility and resources, and significantly defrays our out-of-pocket marketing costs. We also identify business opportunities through new and existing contacts generated by our sales force.

Suppliers

          We purchase software, computers and related products directly from numerous suppliers as either an authorized dealer or a value added reseller. We have entered into authorization agreements with our major suppliers including Cisco Systems, Inc., Citrix Systems, Inc., Hewlett-Packard Company, Microsoft Corporation, EMC Corporation and Sun Microsystems, Inc. Typically, these agreements provide that we have been appointed, on a non-exclusive basis, as an authorized dealer and systems integrator of specified products of the supplier at specified locations. Most of the authorization agreements provide that the supplier may terminate the agreement with or without cause upon 30 to 90 days notice or immediately upon the occurrence of certain events. If these agreements are terminated, we may have difficulty in obtaining inventory at a sufficiently low cost to allow for resale at a competitive price. The sales of products from the Company’s two largest suppliers accounted for 27% and 26% of all product sales for the year ended March 31, 2009.

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

Competition

          The markets in which we operate are highly competitive with respect to performance, quality and price. In our professional services business our competition ranges from small, specialty integrators, to other service providers of comparable size and profile to us, as well as large national and global professional services firms and integrators. Our smaller competitors generally are highly focused on their immediate market segment. Our larger competitors generally have greater financial resources and may be able to compete more effectively than we can on prices and payment terms offered to potential clients. In our product provisioning business we directly compete with local, regional and national distributors and mail order providers of computer and IT products and services, including network integrators and corporate divisions of retail superstores. Our product competitors include Verizon, AT&T, Dell, and local market niche companies.

          In addition, some of our competitors have, or may have, greater financial, marketing and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing to customers, or devote greater resources to the promotion of their products and services. We also compete with manufacturers, including those serving as our vendors, which market through direct sales forces and distributors. More aggressive competition by principal manufacturers of computer and IT products, such as offering a full range of services in addition to products, could have a material adverse effect on our operations and financial results. We believe that our backlog of unfilled customer orders is not material.

Proprietary Information

          We do not hold any patents, but have several trademarks and service marks. We also may affix copyright notices on our support service, training and service manuals. While such protection may become important to use, it is not considered essential to the success of our business. We rely on the know-how, experience and capabilities of our management, sales and service personnel. We generally require our employees to sign confidentiality or non-solicitation agreements.

Employees

          As of March 31, 2009 we employed approximately 416 associates (as measured on a full-time equivalent basis) in the United States. Of these associates, 26 were in management, 92 were in sales and marketing, 214 were in technical support, and 84 were in operations, finance and administration. At fiscal year end none of our personnel was represented by a union.

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

          We incurred a net loss of approximately $39.6 million for our fiscal year ended March 31, 2009, $14.4 million for our fiscal year ended March 31, 2008 and $32.0 million for our fiscal year ended March 31, 2007. Our net losses may continue and our ability to achieve and sustain profitability will be impacted by the following:

•	Our access to sufficient working capital and vendor credit to fund our sales and other operating activities.

•	Our revenue may not increase or even remain at its current level.

•

Our operating expenses may increase as a percentage of revenue. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable.

•	Our ability to successfully execute our “go to market” strategy.

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

          There is no assurance that we will be able to successfully implement our new strategic initiatives or improve future operating results. Failure to do so may adversely affect our business and our financial results.

          Increased leverage and/or increases in interest rates may harm our financial condition and results of operations.

          At March 31, 2009, we had outstanding approximately $15.7 million on our credit facilities, $6.8 million of related party notes payable and a long-term secured promissory note including long-term accrued interest of approximately $41.6 million. Future increases in our level of financial obligations or in the related interest rates could significantly impact our ability to satisfy said obligations including the payment of periodic interest as they become due.

          If we are unable to generate sufficient cash flow from operations in the future to satisfy our obligations or if we are unable to refinance or restructure our indebtedness our financial condition could be materially and adversely affected.

          We require access to significant working capital and vendor credit to fund our day-to-day operations. Our failure to comply with the covenants under our working capital facility and other credit arrangements could lead to a termination of those agreements and an acceleration of our outstanding debt.

          We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our Credit Facilities Agreement (described in Part II, Item 7) with CDF, as Administrative Agent, and our CP/NEBF Credit Agreement (described in Part II, Item 7) with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and National Electric Benefit Fund (“NEBF”), as Lender, contain a number of covenants. A breach of these covenants, unless waived, would be a default under each facility. Upon an event of default, each of these lenders may terminate their respective facilities and/or declare all amounts outstanding under such facilities immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under such facilities. The acceleration of our debt would have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the credit facilities agreement is dependent upon the amount and quality of our accounts receivable. Significant defaults, or payment delays, of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital.

          Our vendor agreements and lines of credit are generally terminable by the vendor at any time. Any significant termination of these arrangements would adversely impact our ability to deliver our IT solutions and reduce our working capital availability.

          Our auditors have qualified their report on our financial statements to indicate that there is substantial doubt as to our ability to continue as a going concern, which could adversely affect our ability to obtain third party financing.

          Our auditors, McGladrey & Pullen, LLP (“McGladrey & Pullen”), have included an explanatory paragraph in their report on the current financial statements to indicate that there is “substantial doubt” about our ability to continue as a going concern. The existence of the going concern could affect our ability to obtain financing from third parties or could result in increased cost of such financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          A prolonged downturn in economic conditions may impact our revenues and negatively affect our business in the future.

          The recent economic slowdown in particular within the lending industry may negatively affect our business. As the financial crisis broadens or intensifies it may impact our ability to raise additional capital or obtain additional financing, if needed. Customers may cancel or delay orders for our products or services, and we could fall short of our revenue projections for 2010 and beyond. Slower growth and budget tightening among our customers and other general economic factors all have had, and could in the future have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

          We may be required to record additional goodwill impairment charges, which could result in an additional significant charge to earnings.

          Under generally accepted accounting principles, we test goodwill for impairment at least annually. During fiscal 2009, we recorded a goodwill impairment charge of $19.6 million. The goodwill impairment charge resulted from a decline in our stock price and market capitalization, reduced estimates of our future cash flows, and slower industry growth rates. Further declines in our stock price, the markets or reductions in our future cash flow estimates and future operating results may require us to record significant additional goodwill impairment charges in our financial statements in future periods, negatively impacting our financial results.

          We may need additional funds to support our current and future operations which, if available, could result in a dilution of your shareholdings. If these funds are not available, our business could be adversely affected.

          We may raise funds through public or private debt or equity financing. If funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders may be reduced and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities could have rights, preferences and privileges senior to those of the holders of our common stock and the terms of such debt could impose restrictions on our operations. If additional funds become necessary, additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our current operations.

          The failure to maintain our status as an authorized reseller/service provider of IT products or a significant change in the terms of our supplier agreements could have a material adverse effect on our business and operations.

          We are materially dependent on our continued status as an approved reseller of IT products and our continued authorization as an IT service provider. We would be unable to provide the range of products and services we currently offer, including warranty services, without such authorization. Our resale agreements with manufacturers generally are terminable by manufacturers on short notice. The sales of products from our two largest suppliers accounted for 27% and 26% of all product sales for the year ended March 31, 2009. The loss of one or more of such authorizations could have a material adverse effect on our business and results of operations.

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

          The markets in which we operate are highly competitive with respect to performance, quality and price. In our professional services business our competition ranges from small, specialty integrators, to other service providers of comparable size and profile to us, as well as large national and global professional services firms and integrators. Our smaller competitors generally are highly focused on their immediate market segment. Our larger competitors generally have greater financial resources and may be able to compete more effectively than we can on prices and payment terms offered to potential clients. This competition impacts our ability to acquire and retain clients and reduces the prices we can charge for our offering.

          We also compete with manufacturers, including those serving as our vendors, which market through direct sales forces and distributors. More aggressive competition by principal manufacturers of computer and IT products, such as offering a full range of services in addition to products, could have a material adverse effect on our operations and financial results.

          The loss of key personnel or difficulties recruiting and retaining qualified personnel could jeopardize the Company’s ability to remain competitive.

          The success of the Company’s efforts to grow its business and remain viable depends on the contributions and abilities of key executive and operating officers and other personnel. We must continue to recruit, retain and motivate management and operating personnel sufficient to maintain our current business and support our projected growth. We may have difficulty attracting or retaining highly-skilled personnel during periods of poor operating performance, and as a result of recent actions to suspend the Company’s 401(k) contributions to participant accounts, eliminate merit increases and increase benefit costs to the employee. A shortage or loss of these key employees might jeopardize the Company’s ability to meet its strategic targets.

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

Risks Relating to Ownership of our Common Stock

          FirstMark can be deemed our controlling shareholder and FirstMark’s interests may not be the same as our other shareholders.

          FirstMark currently holds approximately 57% of the voting power of our outstanding securities and has the right to acquire up to 62% of our voting securities. FirstMark Capital also has the power to nominate two directors to our Board of Directors. FirstMark will receive additional voting power when we pay dividends on outstanding Series A Preferred Stock in the form of additional shares of Series A Preferred Stock. As a result, FirstMark may be deemed in control because the approval of FirstMark is effectively required to consummate any transaction requiring the approval of shareholders. These transactions could include mergers, consolidations, dissolutions or sales of assets. These transactions could benefit FirstMark at the expense of our other shareholders or benefit FirstMark disproportionately when compared to our other shareholders.

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

          As of May 31, 2009, we had outstanding an aggregate of 914,005 shares of our common stock and an aggregate of 32,303,332 shares of Series A Preferred Stock which are subsequently convertible into a total of 3,979,280 shares of our common stock. As of May 31, 2009, the Investors hold warrants to purchase 260,799 shares of our common stock and 1,456,969 shares of preferred stock. We also have an additional 12,446,668 shares of Series A Preferred Stock authorized but unissued, all of which shares are not reserved for specific purposes, other than pursuant to the anti-dilution provisions of the Series A Preferred Stock or for issuance in lieu of cash dividends on the Series A Preferred Stock, an additional 3,250,000 shares of serial preferred that are not designated as Series A Preferred Stock and an additional (a) 377,694 shares of our common stock issuable upon the exercise of stock options or restricted stock units granted or available for grant under our various stock plans and (b) aggregate of approximately 93,332 shares of our common stock issuable upon exercise of other warrants previously granted and outstanding, all as of May 31, 2009. All of such shares may be issued without any action or approval by our shareholders, except as may be limited under NASDAQ Marketplace Rules. Any shares issued by us in the future would further dilute the percentage ownership held by our shareholders.

          Our stock may lose access to a viable trading market.

          Given the increasing cost and resource demands of being a public company, the Company has decided to deregister its common stock currently registered under the Securities Exchange Act of 1934, as amended, and “go dark.” By going dark, our obligations to file reports (including periodic reports, proxy statements, and tender offer statements) with the SEC would cease and there would be a substantial decrease in disclosure by the Company of its operations and prospects. Additionally, by going dark, our common stock would no longer trade on the NASDAQ Stock Market (the “NASDAQ”) but may continue to trade on the Pink Sheets, which would likely lead to a substantial decrease in the liquidity in the Company’s common stock. The market’s interpretation of a company’s motivation for “going dark” varies from cost savings, to negative changes in the firm’s prospects, to serving insider interests, all of which may affect the overall price and liquidity of a company’s securities.

Item 2. Properties

          Our principal executive offices are located at 1200 High Ridge Road, Stamford, Connecticut. We lease approximately 20,000 square feet of office space at this location. The Company additionally leases approximately 158,000 square feet of space in another 20 locations throughout the United States for regional and administrative offices. The Company currently occupies 15 of these offices, subleases office space consisting of approximately 21,000 square feet and maintains leases on approximately 17,000 square feet of abandoned space that the Company is trying to sublet.

Item 3. Legal Proceedings

          From time to time, in the normal course of business, various claims are made against the Company. Except for the proceedings described below, there are no material proceedings to which the Company is a party.

          On January 22, 2009, the parties entered into a Confidential Settlement Agreement and Release of Claims (“Mhanna Confidential Settlement”) with the plaintiff in the lawsuit styled Amanda Mhanna v. MTM Technologies, Inc, et al., filed on December 4, 2007 in the Superior Court of the State of California. The plaintiff, a former Company employee, alleged discrimination, harassment, retaliation and other causes of action against the defendants, and sought an unstated amount of compensatory and punitive damages, attorneys’ fees, and costs. Under the terms of the Mhanna Confidential Settlement all claims against Company and the individual defendant have been dismissed with prejudice and without admission of liability or wrongdoing.

          On May 18, 2009, the parties entered into a Confidential Settlement Agreement and Release of Claims (“Patel Confidential Settlement”) with the plaintiff in the lawsuit styled Sonal Patel v. MTM Technologies, Inc, et al., filed on March 14, 2008 in the Superior Court of the State of California. The plaintiff, a former Company employee, alleged hostile work environment, harassment, and intentional infliction of emotional distress against the defendants and sought an unstated amount of compensatory and punitive damages, attorneys’ fees, and costs. Under the terms of the Patel Confidential Settlement all claims against Company and the individual defendant have been dismissed with prejudice and without admission of liability or wrongdoing.

          As permitted under New York law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2009.

          The Company is a party to other various claims and legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters would not have a material adverse impact on the Company’s financial condition or the results of its operations.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

          Our common stock is traded on The NASDAQ Capital Market under the symbol “MTMC.” Set forth in the following table is the closing high and low sales prices for our common stock for each of the quarters during our last two fiscal years, based upon data provided by the NASDAQ:

Fiscal Year Ended March 31, 2009	High	Low

Quarter ended June 30, 2008	$7.20	$2.25
Quarter ended September 30, 2008	2.99	1.26
Quarter ended December 31, 2008	1.98	0.23
Quarter ended March 31, 2009	0.74	0.33

Fiscal Year Ended March 31, 2008	High	Low

Quarter ended June 30, 2007	$1.30	$0.80
Quarter ended September 30, 2007	1.15	0.90
Quarter ended December 31, 2007	0.99	0.53
Quarter ended March 31, 2008	0.75	0.39

Record Holders

          As of May 31, 2009 there were 159 record holders of our common stock and approximately 1,300 beneficial holders of our common stock.

Dividends

          We have never declared or paid any dividends to the holders of our common stock and we do not expect to pay cash dividends in the foreseeable future. Our Board of Directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. In addition, provisions contained in our Certificate of Incorporation governing the terms of our Series A Preferred Stock, provisions contained in our Credit Facilities Agreement (described in Part II, Item 7) with CDF, as Administrative Agent, and in our CP/NEBF Credit Agreement (described in Part II, Item 7) with CP Investment Management and NEBF, as Lender, place restrictions on our ability to declare or make any cash dividends on our common stock. In addition, our ability to pay cash dividends on our common stock in the future could be further limited or prohibited by the terms of future financing agreements that we may enter into or by the terms of any preferred stock that we may authorize and issue.

Equity Compensation Plan Information

          The following table sets forth, as of March 31, 2009:

•

the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity compensation plans approved by our shareholders and those granted under plans, including individual compensation contracts, not approved by our shareholders (column A),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

•	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

	Column A	Column B	Column C

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column A)

Equity compensation plans approved by shareholders	195,566	$31.71	173,068
Equity compensation plans not approved by shareholders	—		—

Totals	195,566	$31.71	173,068

          Equity Compensation Plan Information excludes, for the purposes of Columns A and B, 8,561 Restricted Stock Units with a weighted-average fair value of $27.30.

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

Overview

We are a leading national provider of innovative IT solutions including Application Delivery, Unified Communications, Virtualization, and Managed Services. With specialization in these advanced technologies we enable our clients to achieve improved operational efficiency and to focus on growth, while mitigating the risk of implementing complex IT systems. We achieve these results by providing solutions that address the full life cycle of a client’s IT requirements from needs analysis, through planning, development, deployment, and testing, to on-going maintenance and support. We combine these services with technology from leading software and hardware manufacturers delivering strategic IT solutions that solve many of today’s business challenges.

Our clients consist of middle market corporations (generally those with $50 million to $1 billion in revenues), divisions of Global 2000 corporations, municipal, state and federal government agencies, and educational, financial and health-care institutions. We serve clients in most major US metropolitan markets.

In the first quarter of fiscal 2009, the Company affected a 1-for-15 reverse stock split of its common stock (“Reverse Stock Split”) which occurred on June 25, 2008. The Reverse Stock Split was implemented to avoid being delisted from the NASDAQ due to the failure to comply with the minimum bid price requirement. Following a hearing held on July 10, 2008, the NASDAQ Listing Qualifications Panel (the “Panel”), by letter dated July 16, 2008, indicated that MTM had regained compliance with the continued listing standards of the NASDAQ. Accordingly, the Panel determined to continue the listing of the Company’s shares on the NASDAQ.

In the fourth quarter of fiscal 2009, we conducted our annual assessment of goodwill for impairment. We performed extensive valuation analyses, utilizing both income and market approaches in our goodwill assessment process. Over the past few quarters the Company has experienced a significant decline in its stock price for both common and preferred stock resulting in a lower estimated fair value of the Company. The decline in the fair value of the Company below its book value is also attributable to the current economic crisis and lower than expected revenues and cash flows, and the uncertainty related to future cash flows. As a result, for the year ended March 31, 2009, we recorded a pretax impairment charge of $19.6 million to reduce the carrying value of the Company’s goodwill. Additional impairment charges could be recognized in the near term if current conditions continue to decline. No goodwill impairment charge was required for the year ended March 31, 2008.

As of March 31, 2009 the FirstMark and Constellation investment totaled approximately $73 million. We had used these funds, dating back to July 2004, to acquire six strategic providers of advanced technology solutions and products, as well as for working capital needs.

The Company sustained net losses during the fiscal years ended March 31, 2009 and 2008. Our decline in performance in during fiscal 2009 continued to be impacted by a weaker US economy and reduced access to business credit. Our business requires significant levels of working capital to fund future revenue growth and current operations. Working capital at March 31, 2009 was a deficit of $(5.8) million as compared to a working capital deficit of $(3.3) million at March 31, 2008. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. We have made a concerted effort to improve our working capital position over the past few years and during fiscal 2009 had taken significant measures to further reduce headcount, streamline operations, consolidate facilities and manage costs in response to the impact of the economic downturn. We have also significantly reduced our infrastructure investment by limiting future capital expenditures including the internal development of purchased and developed software. We continue to drive accounts receivable and have made strong progress in collecting overdue accounts.

We continue to actively pursue additional financing arrangements including the successful negotiation in June of fiscal 2010 of an additional $7.0 million in borrowing capacity under our existing Credit Facilities Agreement with CDF. Most recently prior to that we were able to secure an additional $2.0 million in financing during the fourth quarter of fiscal 2009; $1.0 million from the Investors and an increase of $1.0 million under the CP/NEBF Credit Agreement. We were also able to complete several other financing arrangements with the Investors over the past two years amounting to $6.0 million, we secured an additional $3.0 million in financing under our Secured Promissory Note with CP Investment Management and NEBF during the first quarter of fiscal 2009, and issued additional shares of Series A Preferred Stock raising over $9.0 million in the prior fiscal year alone.

The Company’s ability to continue as a going concern, however, is contingent upon its ability to obtain debt and or capital financing in order to meet obligations that mature in fiscal 2010; including the Company’s current Credit Facilities Agreement with CDF, which matures in March 2010, as well as the Company’s ability to restructure its operations in order to improve future operating results and to generate cash flow.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: revenue recognition, the assessment of recoverability of long-lived assets, allowance for doubtful accounts, accrual of unreported medical claims, and stock-based compensation.

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

Consolidated Results of Operations

The following table sets forth for the periods presented information derived from our audited consolidated statement of operations expressed as a percentage of net revenues, unless otherwise noted:

	Year Ended March 31,

	2009	2008

Net revenues:
Products	70.1%	70.8%
Services	29.9	29.2

Total net revenues	100.0	100.0

Gross Profit – products (a)	16.7	15.8
Gross Profit – services (a)	37.2	40.2
Gross Profit – total	22.8	22.9
Selling, general and administrative expenses	28.3	25.7
Goodwill Impairment	11.2	0.0

Operating loss	(16.8)	(2.8)
Interest expense and other, net	6.0	2.7

Net loss	(22.7)%	(5.9)%

(a)	Expressed as a percentage of the applicable product or service revenue.

Fiscal 2009 Compared to Fiscal 2008

Net Revenue

Net revenues for the year ended March 31, 2009 decreased $68.0 million, or 28.0% from the comparable prior year, to $174.7 million. The decrease in net revenues for the year ended March 31, 2009 was primarily due to a 28.8% decrease in product revenue of nearly $49.5 million over the prior year. During the second half of fiscal 2009 the Company experienced a slow down in product sales to customers, primarily due to the downturn in the economy, whereby customers are experiencing a freeze on capital spending and large infrastructure deals are being put on hold or delayed. Despite this decrease, the Company has also seen sustained revenue growth in product lines that offer greater efficiencies of scale to customers related to security and access. Overall the decrease in product revenue for the year ended March 31, 2009 has been impacted by reduced demand for IT products as a result of the downturn in the economic environment as customers either freeze or delay non – essential purchases and due to the change in the mix and volume of the type of deals the Company is currently closing versus that in the prior year. The decrease in product revenue has directly impacted the volume of professional services revenue by limiting the Company in its ability to offer add-on professional services solutions to product revenue. Service revenue for the fiscal year ended March 31, 2009 decreased 26.2% or $18.5 million over the comparable prior year.

Gross Profit

Gross profit for the year ended March 31, 2009 decreased $15.8 million, or 28.4% from the comparable prior year, to $39.8 million. Product gross margin was 16.7% for the year ended March 31, 2009 as compared with 15.8% for the year ended March 31, 2008. Overall the decrease in product gross profit was directly related to the decrease in product revenue. However, the product gross margin percentage increased over the year ended March 31, 2009 by almost 1.0% due to the mix in the type of deals the Company is currently closing versus that in the prior year. Service gross margin was 37.2% for the year ended March 31, 2009 as compared with 40.2% for the year ended March 31, 2008. The overall decrease in service gross profit primarily related to the decrease in service revenue. The service gross margin percentage for the year ended March 31, 2009 was also negatively impacted because fixed expenses did not decrease proportionately with the revenue decline and the Company experienced lower utilization in certain regions as well as an increase in the use of outside contractors with specialized expertise.

Selling, General and Administrative

Selling, general and administrative expenses (“S,G&A”) for the year ended March 31, 2009 decreased by $12.8 million, or 20.6% from the comparable prior year, to $49.5 million. S,G&A net of non-cash charges for depreciation, amortization and stock-based compensation expense expressed as a percentage of revenue increased to 23.6% for the year ended March 31, 2009 compared with 21.3% for the year ended March 31, 2008. Many of the Company’s operating expenses are fixed in nature. Although net S,G&A increased as a percentage of revenue, due to lower sales year over year, it decreased by $10.6 million, or 20.4%, from the comparable prior year period, to $41.2 million. Overall, the $10.6 million decrease in net S,G&A was due primarily to a reduction in personnel costs over the prior year, with headcount decreasing over 138 full time equivalents over the prior year period and due to the impact of mandatory days off and periodic salary reductions during the second half of fiscal 2009. The Company also realized significant cost savings from several initiatives including revised compensation programs of the sales force, its self insurance plan for health coverage and increased health contributions by employees, reductions in operating costs for non-essential services and reduced travel expense programs. The decrease was also due to a reduction over the corresponding prior year in professional fees related to outside consultants and overall cost reduction efforts, and lower selling expenses as a result of the decrease in revenue in the year ended March 31, 2009, as compared with the year ended March 31, 2008. Intangible amortization decreased $1.1 million, the impact of fully amortized intangible assets on current year results, and depreciation for the year ended March 31, 2009 decreased $1.0 million over the prior year, the impact of a decrease in the level of capital spending over the past two years. Stock-based compensation costs decreased $0.2 million in the periods as a result of an increase in the rate of actual forfeitures of unvested options from employee terminations.

Goodwill Impairment

In the fourth quarter of fiscal 2009, the Company conducted its annual assessment of goodwill for impairment. The Company performed extensive valuation analyses, utilizing both income and market approaches, in its goodwill assessment process. As a result, for the year ended March 31, 2009, the Company recorded a pretax impairment charge of $19.6 million to reduce the carrying value of the Company’s goodwill. No goodwill impairment charge was required for the year ended March 31, 2008. See Note 1 to the Consolidated Financial Statements for a discussion of goodwill.

EBITDA

Earnings before interest, income taxes, depreciation, amortization, stock-based compensation cost and other (income) expense (“EBITDA”) amounted to negative $21.1 million for the year ended March 31, 2009, as compared to $3.8 million for the year ended March 31, 2008. EBITDA results for fiscal 2009 include a $19.6 million non-cash charge related to the impairment of goodwill, which charges were not expenses in the prior period. Net of this charge EBITDA for year ended March 31, 2009 decreased $5.2 million over the year ended March 31, 2008, the overall decline in EBITDA results was the result of a decline in gross margin of both product and service revenue of $15.8 million offset by the reduction in S,G&A expenses of $10.6 million as noted above.

The following table sets forth a reconciliation of EBITDA to net loss for the periods presented.

	Year Ended March 31,

(in thousands)	2009	2008

EBITDA	$(21,055)	$3,763
Depreciation and amortization	7,250	9,294
Interest expense and other, net	10,442	6,628
Stock-based compensation cost	997	1,224
Income taxes	(100)	1,022

Net loss	$(39,644)	$(14,405)

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

Interest Expense and Other, net

Interest expense and other, net was $10.4 million for the year ended March 31, 2009 compared to $6.6 million for the year ended March 31, 2008, an increase of $3.8 million or 57.5%. The increase in interest expense for the year ended March 31, 2009 is primarily due to the impact of the amendment entered into by the Company in June 2008, whereby the principal amount of the Secured Promissory Note under the CP/NEBF Credit Agreement (the “CP/NEBF Note”) with CP Investment Management and NEBF was increased by $3,000,000 to $28,000,000 and higher interest rates were imposed on the CP/NEBF Note as a result of the amendments entered into since the second quarter of fiscal 2008. The current internal rate of return is 15% compared with a blended rate of 13.5% for the comparable prior year. In accordance with Amendment No. 5 to the secured promissory note entered into during the first quarter of fiscal 2009, results for the year ended March 31, 2009 include a retroactive adjustment since the inception of the CP/NEBF Note that amends the IRR to 15% for all periods since the Closing Date, November 23, 2005. The increase in interest expense for the year ended March 31, 2009 was also attributable to the impact of the interest due on the unsecured subordinated promissory notes payable to the Investors.

Liquidity and Capital Resources

The Company measures its liquidity in a number of ways, including the following:

	March 31,

(In thousands)	2009	2008

Cash	$2,150	$3,210
Working capital(deficit)	$(5,782)	$(3,326)
Current ratio	0.86:1	0.94:1
Related party notes payable	$6,833	$2,431
Secured financing facilities	$15,667	$23,901
Secured promissory note and related interest	$41,640	$30,116

We require access to significant working capital and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increases substantially. Our primary source of day-to-day working capital is from our Credit Facilities Agreement with CDF (described below in this Item) and vendor lines of credit. We have made a concerted effort to improve our working capital position over the past few years and during fiscal 2009 had taken significant measures to further reduce headcount, streamline operations, consolidate facilities and manage costs in response to the impact of the economic downturn. We have also significantly reduced our infrastructure investment by limiting future capital expenditures including the internal development of purchased and developed software. We continue to drive accounts receivable and have made strong progress in collecting overdue accounts.

For the year ended March 31, 2009 cash decreased $1.1 million to $2.1 million compared with $3.2 million at March 31, 2008. Working capital at March 31, 2009 was a deficit of $(5.8) million as compared to a working capital deficit of $(3.3) million at March 31, 2008. Included in current liabilities at March 31, 2009 are obligations of $6.8 million of related party notes payable and $15.7 million relating to the Company’s secured financing facilities, described below.

As of March 31, 2009 the FirstMark and Constellation investment totaled approximately $73 million. We had used these funds, dating back to July 2004, to acquire six strategic providers of advanced technology solutions and products, as well as for working capital needs. The Company successfully raised an additional $6.5 million in financing during the first fiscal quarter of 2009, the proceeds of which were primarily used to pay trade accounts payable and raised another $2.0 million in financing in the fourth quarter of fiscal 2009 which proceeds were used to fund working capital needs.

A detailed review of the financing arrangements entered into by the Company during fiscal year 2009, as well as several related arrangements which have been entered since the beginning of fiscal year 2010 follows.

Letter of Credit Agreement

On June 11, 2009, the Company entered into a Letter of Credit Commitment and Reimbursement Agreement with NEBF, CP Investment Management, FirstMark and Constellation (collectively, the “L/C Guarantors”) and CP Investment Management, as Investment Manager for the L/C Guarantors (the “L/C Agreement”). As a condition of CDF continuing to make advances under the Credit Facilities Agreement, CDF required that one or more of the L/C Guarantors provide letters of credit in the aggregate amount of $8,500,000 to provide credit support and additional collateral to secure the Companies’ obligations under the CDF Credit Facilities Agreement. The terms of the L/C Agreement provide that the letters of credit shall expire no later than May 31, 2010.

The Company is obligated to reimburse the L/C Guarantors for any drawing made on a letter of credit immediately following any payment made by the issuing bank of such letter of credit. The Company is required to pay a drawing fee equal to the amount required to provide the L/C Guarantors with a 15% rate of return on drawings made on the letters of credit. Additionally, in the event of a Change of Control, Event of Default or Liquidity Event (as such terms are defined in the L/C Agreement), the Company is required to pay to the L/C Guarantors a Success Fee payable in cash in the amount of $34,000,000.

To secure the repayment obligations of the Company under the L/C Agreement (including the obligation to pay the Success Fee), the Company has granted to CP Investment Management, as investment manager, a security interests in: (i) all of the Companies’ rights, title and interest in and to certain property of the Company pursuant to a Security Agreement between the Company and the L/C Guarantors; (ii) certain trademarks of the Company pursuant to an Intellectual Property Security Agreement between the Company and the L/C Guarantors; and (iii) 100% of the capital stock of the Company pursuant to a Stock Pledge Agreement between the Company and the L/C Guarantors.

FirstMark and Constellation Notes and Warrants

On February 28, 2008, the Company issued and sold to FirstMark promissory notes in the principal amount of $2,500,000 (the “FirstMark Notes”) and warrants entitling FirstMark to purchase 392,157 shares of the Company’s Series A-9 Preferred Stock at an exercise price of $0.6375 per share (the “FirstMark A-9 Warrants”). The FirstMark Notes bear interest at a rate per annum equal to 8.5%. Interest on the FirstMark Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-9 Preferred Stock at a price per share of $0.561. Proceeds from the FirstMark Notes were used to fund working capital needs.

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

The June FirstMark Notes and the Constellation Notes are due and payable in full on December 15, 2009 and bear interest at a rate per annum equal to 8.5%. Interest on the June 11 FirstMark Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-10 Preferred Stock at a price per share of $0.33. Interest on the June 16 FirstMark Notes and the Constellation Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-11 Preferred Stock at a price per share of $0.341.

The holders of the FirstMark A-10 and A-11 Warrants and the Constellation A-11 Warrants, collectively (the “June Warrants”) may exercise the purchase rights represented by the June Warrants at any time. Cashless exercise is permitted. The June Warrants expire four years after the issue date. The Company allocated and charged approximately $0.2 million to debt discount, which will be amortized over the life of the June FirstMark Notes and the Constellation Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.2 million for the fair value of the June Warrants. A more complete description of the June Warrants can be found in its entirety by reference to the full text of the respective documents.

On January 29, 2009, the Company issued and sold to FirstMark the following Promissory Notes (the “FirstMark 09 Notes”): (1) a promissory note in the principal amount of $876,449 to FirstMark III L.P., and (2) a promissory note in the principal amount of $123,551 to FirstMark III Offshore Partners, L.P. The FirstMark 09 Notes bear interest at a rate per annum equal to 15%. Interest on the FirstMark 09 Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-12 Preferred Stock at a price per share of $0.638. Proceeds from the FirstMark 09 Notes were used to fund working capital needs.

On February 11, 2009, the Company and FirstMark amended the FirstMark 09 Notes (the “Amended FirstMark 09 Notes”) to (i) change the maturity date from February 13, 2009 (or the date on which the Company obtained all necessary consents from its Senior Lenders to such payment if later) to December 15, 2009, (ii) change the interest rate on overdue unpaid principal or interest from 10.5% to 16.5% and (iii) change the priority of payments if the Company is not able to pay the full amounts due under all of its Subordinated Promissory Notes, such that payments to FirstMark with respect to all Subordinated Promissory Notes held by it (the “FirstMark Notes”) have first preference over the Constellation Notes.

On February 11, 2009, the Company also issued warrants to FirstMark (the “FirstMark A-12 Warrants”) entitling: (i) FirstMark III L.P. to purchase 120,889 shares of the Company’s Series A-12 Preferred Stock and (ii) FirstMark III Offshore Partners, L.P. warrants to purchase 17,042 shares of the Company’s Series A-12 Preferred Stock, both at an exercise price of $0.725 per share. The holders of the FirstMark A-12 Warrants may exercise the purchase rights represented by the FirstMark A-12 Warrants at any time. Cashless exercise is permitted. The FirstMark A-12 Warrants expire on February 11, 2013.

The Second Amended FirstMark Notes together with the June FirstMark Notes, the Constellation Notes and the Amended FirstMark 09 Notes, collectively are sometimes referred to herein as the “Investors Notes”. At March 31, 2009 the balance of the Investors Notes was approximately $6.8 million, net of debt discounts. At March 31, 2009, approximately $0.5 million in interest has been accrued on the Investors Notes and is payable at maturity.

The Company entered into an amendment to the Investors Notes (the “Amendment”) on February 11, 2009. The Amendment (i) amends all Subordinated Promissory Notes issued to FirstMark (or its predecessors) or Constellation to change the priority of payments if the Company is not able to pay the full amounts due under all of its Subordinated Promissory Notes, such that payments to FirstMark with respect to the FirstMark Notes have first preference over the Constellation Notes; (ii) amends the Constellation Notes to provide that the rights of Constellation to the payment of principal and interest with respect to such Constellation Notes are subordinated to the payment rights of FirstMark in connection with the FirstMark Notes (as well as the payment rights of the Senior Lenders with respect to the Senior Debt); and (iii) provides for the express subordination of the payment of the Constellation Notes to the prior payment in full of the FirstMark Notes.

The foregoing description of the Investors Notes and the related warrants as well as the Amendment does not purport to be complete, and is qualified in its entirety by reference to the full text of such documents, which are incorporated by reference herein.

The right of repayment of principal and interest on the Investors Notes is subordinated to the rights and security interest of (i) CDF in connection with the August 21, 2007 Credit Facilities Agreement (described below in this Item), and (ii) CP Investment Management and NEBF in connection with the CP/NEBF Credit Agreement (described below in this Item), (CDF and NEBF collectively, the “Senior Lenders” and the Credit Facilities Agreement and the CP/NEBF Credit Agreement collectively, the “Senior Debt”). While any default or event of default has occurred and is continuing with respect to any Senior Debt, the Company is prohibited from making any payments or distribution in respect of the Investors Notes.

Upon an event of default, as set forth in the Investors Notes, the holders of the Investors Notes may declare all amounts outstanding under the Investors Notes immediately due and payable and exercise other remedies permitted by the Investors Notes or at law or in equity, subject to the above mentioned subordination. A more complete description of the Investors Notes can be found in its entirety by reference to the full text of the applicable documents.

Since the commencement of the Company’s fiscal year 2010, the Company entered in the following further amendment with FirstMark and Constellation.

The Company entered into a Second Amendment to the Investors Notes (the “Second Amendment”) on June 11, 2009. The Second Amendment (i) amends all of the Investors Notes to extend the maturity dates to November 30, 2010 from December 15, 2009; (ii) amends the FirstMark Notes to provide that the rights of FirstMark to the payment of principal and interest with respect to such FirstMark Notes are subordinated to the payment rights of CP Investment Manager, as Investment Manager for the L/C Guarantors under the L/C Agreement; and (iii) amends the Constellation Notes to provide that the rights of Constellation to the payment of principal and interest with respect to such Constellation Notes are subordinated to the payment rights of CP Investment Manager, as Investment Manager for the L/C Guarantors under the L/C Agreement.

NEBF Guarantee

On May 29, 2009, the Company received a $1,900,000 advance from CDF under the Credit Facilities Agreement. As a condition of such advance, CDF required NEBF to enter into a Limited Guarantee for the benefit of CDF, whereby NEBF guaranteed the repayment obligations of the $1,900,000 advance to the Company (the “NEBF Guarantee”).

Credit Facilities Agreement

On August 21, 2007, the Company entered into a secured Credit Facilities Agreement (the “Credit Facilities Agreement”) with CDF as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement as (the “Lenders”), providing a combined maximum availability of up to $34 million.

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

The Revolving Credit Facility under the Credit Facilities Agreement encompasses a two year revolving credit facility, unless earlier terminated by the Company or the Lenders, for up to $15 million, pursuant to the Sixth Amendment to the Credit Facilities Agreement (the “Sixth Amendment”), subject to a borrowing base based on eligible accounts receivable, minus the sum of any outstanding Swingline Loan, Floorplan Shortfall, Letter of Credit Exposure, and Bid Bonds, and certain other limitations. All amounts under the Credit Facilities Agreement are due upon the termination thereof, subject to optional prepayment in accordance with the terms of the Credit Facilities Agreement, and mandatory repayment of any Swingline Loan in the event that any of the Lenders fails to pay its allocated portion thereof. Amounts borrowed under the Revolving Credit Facility, pursuant to the Sixth Amendment, bear interest at LIBOR plus 3.5% or LIBOR plus 4.5% during any default period.

The Floorplan Loan Facility under the Credit Facilities Agreement is not a commitment to lend or advance funds but is a discretionary facility, for up to $20 million, pursuant to the Sixth Amendment, unless terminated by the Company or the Lenders, which allows the Company to finance inventory purchases from vendors as may be approved by the Administrative Agent, on an up to 45-day interest-free basis in many cases. Interest accrues after expiration of any applicable interest free period at a rate to be determined under each Transaction Statement, and not to exceed a maximum rate of 16% per annum in the event the Company objects to the terms under any Transaction Statement. Generally, the Company would receive at least 60 days advance notice of a termination of the Floorplan Facility, during which period the Company would continue to be able to finance inventory purchases under the facility.

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of March 31, 2009, the Company has no outstanding letters of credit.

During fiscal 2008 and 2009, the Company entered into several amendments to the Credit Facilities Agreement with CDF in order to waive compliance with and or modify certain financial covenants, modify certain terms including the definitions regarding certain covenant calculations, eligible accounts receivable, cash reserves applicable to the Borrowing Base, and floor plan inventory value, and to consent to and approve various indebtedness incurred by the Company and to update disclosures.

The Credit Facilities Agreement, as amended through March 31, 2009 requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA, as defined, for the fiscal quarter ending on March 31, 2009 of $800,000, and for the fiscal quarter ending on June 30, 2009 of $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; as well as restrictions on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

Upon a breach or an event of default by the Company with respect to any of the Investors Notes or the Senior Debt not cured by the Company within any applicable grace period, any of the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

As of March 31, 2009, the Company was not in compliance with all covenants and was in default of certain other provisions prescribed under the Credit Facility. On June 2, 2009, the Company entered into the Eighth Amendment to the Credit Facilities Agreement with CDF, (the “Eighth Amendment”), whereby CDF waived all existing defaults. In consideration of CDF agreeing to the Eighth Amendment and the waivers contained therein the Company agreed to pay an Eighth Amendment fee of $250,000.

Available funds under the Credit Facilities Agreement as of March 31, 2009, net of the $1,750,000 cash reserve, amounted to approximately $2,400,000.

Since the commencement of the Company’s fiscal year 2010, the Company entered in the following amendments of the Credit Facilities Agreement.

On June 2, 2009 and June 11, 2009, the Company entered into, respectively, the Eighth and Ninth Amendments to the Credit Facilities Agreement with CDF. The Eighth Amendment provides for, among other things, (a) an acknowledgement of the NEBF Guarantee; (b) the waiver by CDF of the Companies’ existing defaults as of June 2, 2009 under the Credit Facilities Agreement; (c) the termination of all existing Commitments and replacement with new Facilities comprised of a $15,000,000 Revolving Loan Facility and a $15,000,000 Floorplan Loan Facility, with the aggregate limit of such Facilities not to exceed $25,000,000; and (d) amendments to certain definitions and the elimination of most financial covenants, including Maximum Total Funded Indebtedness to EBITDA, Minimum EBITDA and the Minimum Liquidation Multiple. The Ninth Amendment provides for, among other things, (a) consent to the incurrence by the Company of the indebtedness provided for in the L/C Agreement, (b) amendments relating to the L/C Agreement, (c) consent to the sale by the Company of its facilities business, (d) a change in the maturity date of the Revolving Loan Facility under the Credit Facilities Agreement to March 31, 2010 from August 21, 2009, and (e) amendments to certain definitions including the computation of the Borrowing Base and (f) amendments to representations and warranties.

On June 29, 2009 CDF consented to certain extensions to the compliance provisions under the Credit Facilities Agreement to July 14, 2009 and agreed to modify certain other qualification provisions related to the issuance of the 2009 annual financial statements.

CP/NEBF Credit Agreement

On November 23, 2005, the Company entered into a secured Credit Agreement (the “CP/NEBF Credit Agreement”) and accompanying promissory note in the principal amount of $25 million (the “CP/NEBF Note”), with CP Investment Management and NEBF, as Lender (the “Lender”). During fiscal 2008 and 2009, the Company entered into several amendments to the CP/NEBF Credit Agreement in order to modify certain terms including extending the maturity date, subordinating the CP/NEBF Note, modifying and or waiving compliance with certain financial covenants, consenting to and approving various indebtedness incurred by the Company and to update disclosures.

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

The amount outstanding on the CP/NEBF Amended Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was 1% per annum through August 21, 2008, which rate was increased to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Pursuant to Amendment No. 5, upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 15% per annum from the Closing Date, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At March 31, 2009, $13.7 million in interest has been accrued on the Note, $0.2 million is accrued and payable within the next quarter, and $13.5 million is accrued and is payable at maturity.

Required financial covenants under the CP/NEBF Agreement are less restrictive in nature and coincide substantially with those under the Credit Facilities Agreement. The CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008.

On January 29, 2009, the Company entered into Amendment No. 7 to the CP/NEBF Credit Agreement with CP Investment Management and the Lender, whereby each of Investment Manager and Lender (a) consented to and approved the incurrence by the Company of certain unsecured subordinated indebtedness to FirstMark in the principal amount up to $1,000,000, and the issuance of warrants in connection therewith, (b) obtained a waiver of certain terms of the CP/NEBF Credit Agreement in relation to the foregoing request, (c) modified effective December 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with the Maximum Total Funded Indebtedness to EBITDA covenant for the period ended December 31, 2008, and (d) amended the existing CP/NEBF Note to increase the principal amount by $1,000,000 to $29,000,000. Proceeds from the additional funding of $1,000,000 were used to fund working capital needs.

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

As of March 31, 2009, the Company was not in compliance with all covenants and was in default of certain other provisions prescribed under the CP/NEBF Credit Agreement. On June 2, 2009, the Company entered into Amendment No. 8, with CP Investment Management and the Lender, to the CP/NEBF Credit Agreement (“Amendment No. 8”), whereby CP Investment Management and the Lender waived all existing defaults.

Since the commencement of the Company’s fiscal year 2010, the Company entered in the following amendments of the CP/NEBF Credit Agreement.

On June 2, 2009 and June 11, 2009, the Company entered into Amendments No. 8 and 9, respectively, to the CP/NEBF Credit Agreement with CP Investment Management, as Investment Manager and NEBF, as Lender. Amendment No. 8 provides for, among other things, (a) the waiver by CP Investment Management and NEBF of the Companies’ existing defaults as of June 2, 2009 under the terms of the CP/NEBF Credit Agreement; (b) the Companies’ guarantee of reimbursement of payments made by NEBF under the NEBF Guarantee; (c) setting the interest rate equal to (i) 4.52% per annum for the term between the date of issuance and June 30, 2010, and (ii) 8.00% per annum thereafter; with (iii) the Current Cash Rate for April 1, 2009 through June 30, 2010 reduced to 0% on an annualized basis, and then the rate will increase to 8% per annum thereafter; (d) an amendment to the definition of “Senior Indebtedness” and the elimination of all financial covenants; and (e) the waiver by the Company of any claims it may have against CP Investment Management and NEBF existing or occurring on or prior to the date of Amendment No. 8. Amendment No. 9 provides for, among other things, (a) consent to the incurrence by the Company of the indebtedness provided for in the L/C Agreement, (b) amendments relating to the L/C Agreement, (c) consent to the sale by the Company of its facilities business; and (d) amendments to certain definitions and rights of CP Investment Management and NEBF.

For the year ended March 31, 2009, the Company generated cash of $1.4 million in operating activities. The cash generated is derived from a net loss of $39.6 million offset by a decrease in net operating assets of $4.4 million and non-cash charges of $36.6 million. The decrease in net operating assets relates primarily to a decrease in accounts receivable and in payables. Accounts receivable at March 31, 2008 includes a $3.6 million receivable of which $3.5 million was subsequently collected in June 2008. The decrease in accounts receivable is also directly related to approximately 32% lower billings in the second half of fiscal 2009 as compared to the prior year. The Company also had strong cash collections in fiscal 2009 especially with regard to past due accounts. Accounts payable decreased as proceeds from the promissory notes with FirstMark and Constellation received in the first quarter of fiscal 2009 were used to pay vendors. The decrease in accrued expenses and in deferred revenue is due to lower operating costs over the prior year, primarily the result of cost cutting initiatives and the impact of lower revenues. Prepaid expenses also decreased over the prior year, primarily as a function of less rebates and deal commissions earned by the Company in the current year due to lower volumes of product sold and due to the timing of expenses.

Cash used in investing activities was $2.2 million for the year ended March 31, 2009 related to additions to capital expenditures. The level of investment was comparable to the prior year period. The Company has no plans for any material purchases of property and equipment including capital software projects for fiscal 2010.

Cash used in financing activities was $0.3 million for the year ended March 31, 2009, which was primarily the result of net cash proceeds received of $4.3 million from our issuance of promissory notes to the Investors during fiscal 2009 amounting to $4.5 million, and an additional $3.9 million of net cash proceeds received under the CP/NEBF Credit Agreement which increased the principal amount by $4.0 million, both for the purpose of funding working capital needs. The increase in cash generated from financing activities was offset by the increase in cash collections used to repay a portion of the borrowings on our working capital lines under our Credit Facilities Agreement with CDF. The Company had net borrowings under its Credit Facilities Agreement of a decrease of $8.2 million during fiscal 2009, which consisted of additional gross borrowings of $289.3 million offset by gross repayments of $297.5 million.

Contractual Obligations

The following table sets forth, as of March 31, 2009, the Company’s known contractual obligations and borrowings, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in thousands).

	Payment Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands of dollars)

Secured revolving credit facilities	$5,898	$5,898	—	—	—
Inventory financing agreements	9,769	9,769	—	—	—
Related party notes payable (1)	7,966	7,966	—	—	—
Secured promissory note (1)	54,168	1,194	$52,974	—	—
Capital lease obligations	122	116	6	—	—
Operating lease obligations	11,151	3,363	4,148	$2,005	$1,635

Total	$89,074	$28,306	$57,128	$2,005	$1,635

(1)	Amounts include the principal maturities and expected interest payments.

The Company sustained net losses during the fiscal years ended March 31, 2009 and 2008. Our decline in performance during fiscal 2009 continued to be impacted by a weaker US economy and reduced access to business credit. Our business requires significant levels of working capital to fund future revenue growth and current operations. We have historically relied on and continue to rely heavily on, trade credit from vendors and our credit facilities for our working capital needs. The Company has made a concerted effort to improve its working capital position over the past few years and during fiscal 2009 had taken significant measures to further reduce headcount, streamline operations, consolidate facilities and manage costs in response to the impact of the economic downturn. We have also significantly reduced our infrastructure investment by limiting future capital expenditures including, the internal development of purchased and developed software. We continue to drive accounts receivable and have made strong progress in collecting overdue accounts. The Company continues to actively pursue additional financing arrangements including the successful negotiation in June of fiscal 2010 of an additional $7.0 million in borrowing capacity under our existing Credit Facilities Agreement with CDF.

We expect that results for fiscal 2010 will continue to be impacted by a very difficult economic environment in the U.S. and a potentially widening global recession. We believe, however, that the combination of adequate immediate financing, a focused “go to market” strategy and strong cost controls will enable us to lay a foundation for improved future operating results and the ability to generate cash flow.

Our ability to continue as a going concern, however, is contingent upon our ability to obtain debt and or capital financing in order to meet obligations that mature in fiscal 2010; including the Company’s current Credit Facilities Agreement with CDF, which matures in March 2010, as well as our ability to restructure our operations in order to improve future operating results and to generate cash flow.

Our immediate liquidity and capital requirements going forward will depend on numerous factors, including general economic conditions and conditions in the financial services, government and technology industry in particular; the ability to extend or refinance our current maturities; the ability to negotiate additional flexibility in borrowing restrictions and reserves under our current financing facilities and vendor lines of credit; our dependence on third party licenses and our ability to maintain our status as an authorized reseller/service provider of IT products; the cost effectiveness of our product and service development activities and our ability to reduce and leverage our centralized infrastructure, all of which may impact our ability to fund our operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. To the extent that our existing capital resources are insufficient to meet our working capital requirements, we may seek to raise additional funds or seek additional financing arrangements. However, no assurance can be given that such financing may be obtained on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of the accounting standards adopted in fiscal 2009 and recent accounting standards not yet adopted.

Subsequent Events

Subsequent events which relate to the financial arrangements entered into by the Company during the Company’s fiscal year 2009 have been included within the discussion hereinabove set forth in this Item 7.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Set forth below is a list of our audited consolidated financial statements included in this Annual Report on Form 10-K and their location.

Item	Page*

Report of McGladrey & Pullen, LLP	F-1
MTM Technologies, Inc. and subsidiaries Consolidated Balance Sheets at March 31, 2009 and 2008	F-2
MTM Technologies, Inc. and subsidiaries Consolidated Statements of Operations for the years ended March 31, 2009 and 2008	F-3
MTM Technologies, Inc. and subsidiaries Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2009 and 2008	F-4
MTM Technologies, Inc. and subsidiaries Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008	F-5
MTM Technologies, Inc. and subsidiaries Notes to Consolidated Financial Statements	F-6

* Page F-1 follows Part III to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Not applicable.

Item 9A(T). Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

               As of the end of the period covered by this Annual Report on Form 10-K, we conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commissions rules and forms.

(b) Management’s report on internal control over financial reporting.

               Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

               Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

               Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

               This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting since temporary rules of the SEC permit the Company to provide only management’s report on this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

               As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance Matters

Directors and Executive Officers

Set forth below is a brief description of the background of each of our directors and current executive officers as of May 31, 2009, based on information provided to us by them. Each director currently serving has been elected to a term that expires at the next Annual Meeting of shareholders.

Name	Age	Principal Positions and Offices with our Company	Director Since

Gerald A. Poch	62	Non-executive Chairman of the Board of Directors	2004
Keith B. Hall	55	Director	2008
William Lerner	74	Director	1995
Alvin E. Nashman	82	Director	1998
Sterling Phillips	62	Director	2008
Arnold J. Wasserman	71	Director	1998
Thomas Wasserman	34	Director	2005
Steven Stringer	54	President and Chief Executive Officer	N/A
J.W. Braukman III	55	Senior Vice President and Chief Financial Officer	N/A

          Gerald A. Poch has served as Managing Director of FirstMark Capital, L.L.C. (“FirstMark Capital”) since August 2008. FirstMark is the investment manager of certain funds formerly managed by Pequot Capital Management Inc. (“Pequot”). These funds included, among other securities, all of Pequot’s interests in the Pequot Private Equity Fund III, L.P. (“Pequot Fund”) and Pequot Offshore Private Equity Partners III, L.P. (“Pequot Partners”) now known as FirstMark III L.P. (“FirstMark Fund”) and FirstMark III Offshore Partners, L.P. (“FirstMark Offshore Partners”) respectively. Previously Mr. Poch served as Managing Director of Pequot, since 1999. Mr. Poch also served as a Managing General Partner of both Pequot Fund and Pequot Partners. From August 1998 through January 2000, he was a principal of Pequot and co-leader of Pequot Fund’s and Pequot Partners’ venture capital team. From August 1996 to June 1998 he was the Chairman, President and Chief Executive Officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as Co-Chairman and Co-President, of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems. Mr. Poch is a director of a number of private companies.

          Keith B. Hall has served as a director since February 2008. Mr. Hall was Senior Vice President and Chief Financial Officer of LendingTree, Inc., (TREE) from 1999 to 2007, a public company and subsequently a division of InterActive Corp, (IACI). Prior to LendingTree, Mr. Hall served as Vice President and Chief Financial Officer for three other publicly traded companies that were subsequently acquired (Broadway & Seymour, Inc., from 1997 to 1999; Loctite Corporation from 1996 to 1997; and Legent in 1995). Mr. Hall also served in the financial organization of United Technologies (UTX) from 1983-1995. Mr. Hall serves as a member of the board of directors of the following companies: Polymer Group, Inc. (NASDAQ: POLGA), a one billion global leader of non-woven materials (since 2009; and Chairman of its Capital Expenditures & Investment Committee); Tectura, one of the world’s leading providers, implementers and integrators of Microsoft business management solutions (since 2008; and Chairman of its Corporate Governance Committee); CoreLogic, a leading provider of technological solutions to the home mortgage risk management and property valuation industries (since 2008; and Chairman of its Audit Committee); and NewRiver, Inc., a private company that provides technology solutions that enable financial services companies to ensure mutual fund and variable insurance product sales are compliant with federal regulations (since 2004). Mr. Hall is also on the Board of Trustees of Coe College in Cedar Rapids, Iowa and is Chairman of its Budget & Accounting Committee.

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

          Sterling Phillips is a Venture Partner with FirstMark Capital. Mr. Phillips joined FirstMark Capital in 2007. Prior to joining FirstMark Capital, Mr. Phillips served for six years as Chairman and Chief Executive Officer of Analex Corporation, a publicly traded federal professional services firm that was acquired in March 2007 by QinetiQ North America. Prior to joining Analex Corporation, Mr. Phillips was Senior Vice President of Federal Data Corporation (now part of Northrop Grumman).

          Arnold J. Wasserman has served as chairman of our Audit Committee since March 1999. Mr. Wasserman has been a principal of Panda Financial Associates, Inc., a leasing/consulting firm, for the past 40 years. He was a director of Stratasys, Inc., a NASDAQ National Market listed company which manufactures rapid prototyping systems and materials, and served as Chairman of its Audit Committee for the past fifteen years.

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

          Steven Stringer has served as our President since June 2005 and as our Chief Executive Officer since August 12, 2008. From June through September 2004 he was employed by Pequot as a consultant and was made available by Pequot to us to assist with the selection, evaluation and integration of acquisitions. From January 2002 through May 2004, Mr. Stringer pursued private investment opportunities. Prior to that time he served in a number of senior executive roles with Rhythms NetConnections Inc. (“Rhythms”), including as Chief Executive Officer and President from July through December 2001, Chief Executive Officer, President and Chief Operating Officer from April through July 2001, and President and Chief Operating Officer from April 1999 through March 2001. Rhythms was a national provider of digital subscriber line services and operated one of the largest DSL networks in the United States, serving 60 major markets with 67,000 digital subscriber lines in service.

          J.W. (Jay) Braukman III has served as a Senior Vice President, as well as our Chief Financial Officer, since September 2006. Mr. Braukman’s experience includes 23 years with The General Electric Company (“GE”), where he held numerous executive positions, including Chief Financial Officer of several divisions. In addition to his experience at GE, Mr. Braukman served during 2006 as Chief Financial Officer of Cleartel Communications, Inc., a CLEC. His prior experience also includes serving from 2004 until 2005 as Chief Financial Officer of Chiquita Brands International, Inc., a publicly traded company in the New York Stock Exchange, as Chief Operating Officer from 2002 until 2004 of ITC ^Deltacom, Inc., a publicly held company, and as Chief Financial Officer from 2000 until 2001 of Rhythms, a publicly traded company in the NASDAQ stock market. In late May 2009, the Company was advised that Mr. Braukman would be taking a leave of absence for medical reasons.

Under the terms of the Restated Shareholders Agreement, each of Mr. Poch and Mr. Phillips are directors designated by FirstMark Capital and Mr. T. Wasserman is a director designated by Constellation. See Item 12, “Security Ownership of Certain Beneficial Owners and Management—Restated Shareholders’ Agreement.”

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2009 fiscal year.

Code of Ethics

Our Board of Directors has established a code of business conduct and ethics (“Code”) that applies to all employees and our principal executive, financial and accounting officer(s). On April 2, 2008, the Board of Directors modified the Code. A copy of our Code is filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The Code is posted on the Company’s website at http://www.mtm.com/investorrelations/codeofbusinessconductethics.asp.

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

Independent Directors Committee

Our Independent Directors Committee was formed by our Board of Directors in September 2004. It consists only of directors who are neither members of management nor associated with FirstMark Capital or Constellation and is to consider, review and provide guidance and oversight regarding transactions or other situations in which other board members, who are either members of management or employees of FirstMark Capital or Constellation, have interests that may be in addition to, or different from, the interests of the shareholders in general. This committee currently is composed of Keith B. Hall, William Lerner, Alvin E. Nashman and Arnold J. Wasserman.

Meetings of Our Board of Directors and its Committees

Our Board of Directors held eight formal meetings during our fiscal year ended March 31, 2009 and acted nine times by unanimous written consent. During our 2009 fiscal year: (i) Our Audit Committee held twelve formal meetings, (ii) our Compensation Committee held two formal meetings, (iii) our Corporate Governance and Nominating Committee held four formal meetings and acted one time by unanimous written consent, and (iv) our Independent Directors Committee held two formal meetings and acted six times by unanimous written consent. Each member of our Board of Directors attended, in person or telephonically, at least 75% of the total number of meetings of our board and each committee of the board on which the director serves.

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

Summary Compensation Table for Fiscal Year 2009

The following table sets forth, with respect to our fiscal year ended March 31, 2009 and 2008, all compensation earned by our Principal Executive Officer (“PEO”), and one other of our most highly compensated “named executive officers” other than our PEO who was serving as an executive officer at the end of our 2009 fiscal year and whose total compensation exceeded $100,000, and one other individual who would have been among the most highly compensated executive officers except for the fact that such person was not serving as an executive officer at the end of our 2009 fiscal year.

Name and Principal Position(s)	Fiscal Year	Salary(1)	Stock Awards(2)	Option Awards(3)	All Other Compensation		Total

Steven Stringer (4)	2009	$336,057	$28,354	$165,068			$529,479
President and Chief Executive Officer	2008	$335,000	$28,354	$212,286			$575,640

J.W. Braukman III (5)	2009	$276,730	$13,125	$89,375			$379,230
Senior Vice President and Chief Financial Officer	2008	$260,000	$13,125	$89,375			$362,500

Stephen Hicks (6)	2009	$179,644		$6,407	$8,994	(7)	$195,045
Senior Vice President and General Counsel	2008	$51,826		$1,281			$53,107

(1) Amounts shown as “Salary” include gross salary earned for the fiscal year ended March 31.

(2) The “Stock Awards” column reports the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R), for restricted stock units held, excluding the impact of estimated forfeitures related to service based vesting conditions. See Note 6 of the Notes to Consolidated Financial Statements contained herein for a discussion of the assumptions made in the valuation of Stock Awards for financial reporting purposes. Amounts shown in the Stock Awards column do not reflect compensation actually received by the named executive officer.

(3) The “Option Awards” column reports the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R), for options held, excluding the impact of estimated forfeitures related to service based vesting conditions. See Note 6 of the Notes to Consolidated Financial Statements contained herein for a discussion of the assumptions made in the valuation of Option Awards for financial reporting purposes. Amounts shown in the Option Awards column do not reflect compensation actually received by the named executive officer.

(4) Mr. Stringer has served as our PEO since April 27, 2007. Mr. Stringer was named Chief Executive Officer on August 12, 2008.

(5) Mr. Braukman has served as our Senior Vice President and Chief Financial Officer since September 28, 2006.

(6) Mr. Hicks served as our Senior Vice President and General Counsel from January 2, 2008 to February 16, 2009. In connection with the voluntary termination of Mr. Hick’s employment with the Company, all of his unvested stock options were forfeited.

(7) The amount reported for Mr. Hicks in “All Other Compensation” consists of accrued paid time off paid by the Company during fiscal 2009 in connection with the termination of Mr. Hick’s employment with the Company.

Essential to an understanding of the Summary Compensation Table is an understanding of the Employment and Termination of Employment Arrangements of the named executive officers.

Summary of Employment Agreements

Named Executive Officers who Terminated Employment During 2009.

Stephen Hicks. Effective February 16, 2009, Mr. Hicks terminated his employment with the Company voluntarily. Mr. Hicks vested options remain exercisable until May 16, 2009 in accordance with the termination provisions of the 2004 Equity Incentive Plan (the “2004 Plan”). Mr. Hicks forfeited all equity awards that were not vested on his termination date, and did not receive any other payments or benefits in connection with his termination.

All Other Named Executive Officers.

          Steve Stringer. We entered into an employment agreement dated October 1, 2004 with Mr. Stringer which agreement was superseded by an agreement dated August 10, 2006 (the “Stringer Employment Agreement”), to employ Mr. Stringer as our President and Chief Operating Officer. The Stringer Employment Agreement has an initial term ending December 31, 2009 (the “Initial Term Date”). On the Initial Term Date and each subsequent anniversary of the Initial Term Date, the term of the agreement shall automatically be extended for an additional period of twelve (12) months; provided, however, that either party may elect not to extend the agreement by giving written notice to the other party at least twelve (12) months prior to the Initial Term Date or any anniversary date thereof. The Stringer Employment Agreement as amended provided that Mr. Stringer be paid a base salary of $335,000 per annum and he was eligible to receive an annual bonus based upon the achievement of performance targets of up to 75% of his base salary payable 67% in cash and 33% in common stock consisting of 1,666 shares of common stock, subject to certain limitations on the number of shares to be issued. Payment of the annual bonus is subject to the achievement of performance targets established under the Company’s management bonus plan. Concurrent with the execution of the Stringer Employment Agreement, Mr. Stringer was granted 7,133 options to purchase shares of Company stock and a grant of 1,333 restricted stock units. On June 30, 2008, the Compensation Committee approved an amendment to the Stringer Employment Agreement whereby Mr. Stringer is to be paid (i) an annual salary of $400,000 effective July 1, 2008 and (ii) cash bonuses of up to $200,000 provided the Company achieves certain EBITDA targets in the 2009 fiscal year. Mr. Stringer did not receive a bonus in fiscal years 2009 and 2008 because the Company did not achieve its performance targets. Mr. Stringer was named Chief Executive Officer of the Company on August 12, 2008 and was appointed Principal Financial Officer of the Company on June 15, 2009.

The Stringer Employment Agreement’s termination related clauses and benefits are described below. The tables below provide an estimate of the payments that would be made to Mr. Stringer under various termination scenarios. These include voluntary termination, termination by the Company without “cause” or by the executive with “good reason,” and “for cause” termination by the Company. The amounts shown are estimates assuming that such termination was effective as of March 31, 2009. The actual amounts to be paid can only be determined at the time of such executive’s termination of employment from the Company.

Steven Stringer - Executive Benefits and Payments on Termination	Voluntary Termination	Involuntary Termination Without Cause, due to Death or Disability, or for Good Reason	For Cause Termination

Severance Payments	$0	$400,000	$0
Post Termination Employee Benefits	0	20,520	0
Acceleration of Equity Awards (1)	0	102,310	0

	$0	$522,830	$0

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

J.W. Braukman III. We entered into a letter agreement with Mr. Braukman dated September 12, 2006, which was amended by an agreement dated September 28, 2006 (the “Braukman Agreement”), to employ Mr. Braukman as our Senior Vice President and Chief Financial Officer at a base salary of $260,000 per annum. Mr. Braukman is eligible to receive a bonus to be determined by the Board of Directors and the Compensation Committee consistent with our management bonus plan. Concurrent with the execution of the Braukman Agreement, Mr. Braukman was granted 16,666 options to purchase shares of Company stock and a grant of 2,333 restricted stock units. On June 30, 2008, the Compensation Committee approved an amendment to the Braukman Agreement whereby Mr. Braukman is to be paid (i) an annual salary of $300,000 effective July 1, 2008 and (ii) cash bonuses of up $50,000 provided the Company achieves certain EBITDA targets in the 2009 fiscal year. Mr. Braukman did not receive a bonus in fiscal years 2009 and 2008 because the Company did not achieve its performance targets. In late May 2009, the Company was advised that Mr. Braukman would be taking a leave of absence for medical reasons.

The Braukman Agreement’s termination related clauses and benefits are described below. The tables below provide an estimate of the payments that would be made to Mr. Braukman under various termination scenarios. These include voluntary termination, termination by the Company without “cause” or by the executive with “good reason,” and “for cause” termination by the Company. The amounts shown are estimates assuming that such termination was effective as of March 31, 2009. The actual amounts to be paid can only be determined at the time of such executive’s termination of employment from the Company.

Jay Braukman - Executive Benefits and Payments on Termination	Voluntary Termination	Involuntary Termination Without Cause, due to Death or Disability, or for Good Reason	For Cause Termination

Severance Payments	$0	$300,000	$0
Post Termination Employee Benefits	0	14,208	0
Acceleration of Equity Awards (1)	0	155,671	0

	$0	$469,879	$0

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

Outstanding Equity Awards at Fiscal 2009 Year End

	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1)

Name	Exercisable	Unexercisable

Steven Stringer	14,333			$43.05	11/2/2014
	2,360	786	(2)	$60.75	4/15/2015
	3,566	3,567	(3)	$45.45	8/10/2016
						2,666	(4)	$1,466
						393	(5)	$216
						667	(6)	$367

J.W. Braukman III	8,332	8,334	(7)	$33.00
					9/28/2016	1,167	(8)	$642

Stephen Hicks (9)	1,250

(1)	Market value is calculated by multiplying the adjusted closing market price of the Company’s common stock as of March 31, 2009 by the number of unvested restricted stock units.

(2)	The remaining 786 options vest on April 15, 2009.

(3)	1,783 options vest on August 10, 2009 and 1,784 options vest on August 10, 2010.

(4)

All restricted stock units vest on November 2, 2009, provided that vesting will accelerate in the event that the Company’s common stock trades at $150 or higher for any thirty trading days within a sixty trading day period.

(5)

All restricted stock units vest on April 15, 2010, provided that vesting will accelerate in the event that the Company’s common stock trades at $150 or higher for any thirty trading days within a sixty trading day period.

(6)	333 restricted stock units vest on August 10, 2009 and 334 restricted stock units vest on August 10, 2010.

(7)	4,166 options vest on September 28, 2009 and 4,168 options vest on September 28, 2010.

(8)	583 restricted stock units vest on September 28, 2009 and 584 restricted stock units vest on September 28, 2010.

(9)

3,750 unvested options were cancelled upon Mr. Hick’s resignation with the Company, effective February 16, 2009. Mr. Hicks 1,250 vested options remain exercisable until May 16, 2009 in accordance with the termination provisions of the 2004 Plan.

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

Director Compensation for Fiscal Year 2009

The following table shows the cash paid to each non-employee director for services rendered in that capacity during the fiscal year ended March 31, 2009.

Name	Fees Earned or Cash Paid	Stock Awards(5)	Option Awards	Total

Arnold J. Wasserman (1)	$32,500	6,150	N/A	$38,650
Alvin E. Nashman (2)	$30,000	6,150		$36,150
William Lerner (3)	$33,500	6,150		$39,650
Keith B. Hall (4)	$27,500	16,400		$43,900

(1) As of March 31, 2009, Mr. Wasserman held options to purchase 6,532 shares of common stock. These options were fully vested prior to fiscal 2009.

(2) As of March 31, 2009, Dr. Nashman held options to purchase 5,032 shares of common stock. These options were fully vested prior to fiscal 2009.

(3) As of March 31, 2009, Mr. Lerner held options to purchase 5,032 shares of common stock. These options were fully vested prior to fiscal 2009.

(4) Mr. Hall became a director on February 8, 2008.

(5) On April 2, 2008 each non-employee director was awarded 1,000 shares of common stock. Mr. Hall was awarded an additional 1,666 shares of common stock upon his initial appointment to the Board of Directors. The shares were fully vested at the date of grant.

Director Compensation Table Narrative

The “Fees Earned or Cash Paid” column includes the aggregate of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairman fees, and meeting fees.

The “Stock Awards” column reports the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with SFAS No. 123(R), for common stock awards in fiscal 2009.

Directors who are employees of the Company or who are designated as a director by FirstMark Capital or Constellation, receive no compensation for their service as directors. As a result, we did not pay any compensation to Mr. Poch, Mr. Phillips, or Mr. Thomas Wasserman for serving on our Board of Directors.

Director Fees

Each director who is not an employee of our Company or who is not appointed to the Board of Directors by either FirstMark Capital or Constellation receives an annual fee of $25,000 as compensation for serving on our Board of Directors. Each such member of the board’s Audit, Compensation and Corporate Governance and Nominating Committees receives $2,500 per year, and each chairman of the committees receives $3,500 (except the chairman of the Audit Committee who receives $5,000), as compensation for serving on such committees. Effective April 2, 2008, non-employee directors who are not appointed to the Board of Directors by either FirstMark Capital or Constellation are also granted stock awards of 1,666 shares of common stock on their initial appointment or election to the Board of Directors. Beginning in January 2009 and each year thereafter these directors will be granted a stock award of shares of common stock in an amount to be determined by the Board. The Board of Directors waived its right to make such an award for January 2009.

The Company does not provide non-equity plan compensation or pension benefits to directors; nor does it provide any deferred compensation programs for directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Our Current Beneficial Owners

Our Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock, Series A-4 Preferred Stock, Series A-5 Preferred Stock, Series A-6 Preferred Stock, Series A-7 Preferred Stock, Series A-8 Preferred Stock, Series A-9 Preferred Stock, Series A-10 Preferred Stock, Series A-11 Preferred Stock and Series A-12 Preferred Stock (collectively referred to as the “Series A Preferred Stock”) and common stock are the only classes of our voting securities presently outstanding. The Series A Preferred Stock votes on an as converted basis, such that the holder of each share of Series A Preferred Stock is entitled to a number of votes equal to the number of shares of common stock that the holder of such share of Series A Preferred Stock would receive upon conversion of the share of Series A Preferred Stock, provided that (i) for the shares of the Series A-1, A-2, and A-3 Preferred Stock, such number of votes shall not exceed such number of shares of common stock which would be received if the conversion price were $28.9425 per preferred share (subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations affecting such shares), (ii) for the shares of the Series A-4, A-5, A-6, and A-7 Preferred Stock, such number of votes shall not exceed one-fifteenth vote per share, (iii) for the shares of the Series A-8 Preferred Stock, such number of votes shall be one vote for each share of common stock which would be received if the conversion price were $17.655 per share (subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations affecting such shares), (iv) for the shares of the Series A-9 Preferred Stock, such number of votes shall be one vote for each share of common stock which would be received if the conversion price were $8.415 per share (subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations affecting such shares), (v) for the shares of the Series A-10 Preferred Stock, such number of votes shall be one vote for each share of common stock which would be received if the conversion price were $4.95 per share (subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations affecting such shares), (vi) for the shares of the Series A-11 Preferred Stock, such number of votes shall be one vote for each share of common stock which would be received if the conversion price were $5.115 per share (subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations affecting such shares), and (vii) for the shares of the Series A-12 Preferred Stock, such number of votes shall be one vote for each share of common stock which would be received if the conversion price were $0.638 per share (subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations affecting such shares).

The Company has authorized and designated Series A-9, Series A-10, Series A-11 and Series A-12 Preferred Stock. No Preferred Stock from Series A-9 through Series A-12 is outstanding, but the Company has issued Preferred Stock warrants for each of these Series of Preferred Stock. Series A-9 Preferred Stock became effective and the warrants exercisable upon the filing of the Fourth Restated Certificate of Incorporation on June 25, 2008. In addition, the Series A-10, A-11 and A-12 Preferred Stock became effective, and the warrants exercisable, upon the filing of the Fifth Restated Certificate of Incorporation on February 17, 2009.

The following table sets forth as of May 31, 2009 the beneficial ownership of the following persons:

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

	Series A Preferred Stock			Common Stock

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

FirstMark Capital (1)	26,451,323	(2)	78.4%	3,820,423	(3)	71.2%
Gerald A. Poch (4)	26,451,323	(5)	78.4%	3,827,756	(6)	71.3%
Constellation (7)	7,308,978	(8)	21.6%	697,545	(9)	14.1%
Arnold Wasserman	0		0.0%	10,048	(10)	0.2%
William Lerner	0		0.0%	6,848	(11)	0.1%
Alvin E. Nashman	0		0.0%	7,815	(12)	0.2%
Steven Stringer	0		0.0%	21,711	(13)	0.4%
J.W. Braukman III	0		0.0%	9,498	(14)	0.2%
Keith B. Hall	0		0.0%	2,666		0.1%
Sterling Phillips (15)	0	(16)	0.0%	0	(17)	0.0%
Thomas Wasserman (18)	0	(19)	0.0%	0	(20)	0.0%

All directors and executive officers as a group (9 persons)	26,451,323	(21)	78.4%	3,886,342	(22)	71.7%

(footnotes on the next page)

(1)

According to a Schedule 13D filed with the SEC on August 25, 2008, effective August 20, 2008, FirstMark Capital, L.L.C., a Delaware limited liability company (“FirstMark Capital”), became the investment manager of certain funds formerly managed by Pequot Capital Management Inc. These funds included Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. now known as FirstMark III L.P. (“FirstMark Fund”) and FirstMark III Offshore Partners, L.P. (“FirstMark Offshore Partners” together with FirstMark Fund, “FirstMark”), respectively. Gerald Poch is Chairman & Managing Director of FirstMark and Sterling Phillips is a Venture Partner at FirstMark. Gerald A. Poch, the chairman of our Board of Directors since May 21, 2004, and Sterling Phillips, one of our directors since April 2, 2008, disclaim beneficial ownership over the shares held by FirstMark Capital, except to the extent of their pecuniary interest. The address for FirstMark, as well as the FirstMark Fund and FirstMark Offshore Partners, is 1221 Avenue of the Americas, New York, NY 10020.

(2)	Represents (a) ownership of the following Series of Preferred Stock:

Record Holder	Series A-1	Series A-2	Series A-3	Series A-4	Series A-5	Series A-6	Series A-7	Series A-8

FirstMark Fund	3,406,475	2,092,547	2,012,066	5,336,716	2,736,410	2,008,938	3,700,502	725,736

FirstMark Offshore Partners	480,199	294,980	283,634	752,300	385,741	283,193	521,648	102,301

and (b) the following Series A-9 through Series A-12 Preferred Stock warrants which are exercisable within the 60 days following the date of this Beneficial Ownership Table:

	Series A-9	Series A-10	Series A-11	Series A-12

FirstMark Fund	343,705	642,729	56,545	120,889

FirstMark Offshore Partners	48,452	90,604	7,971	17,042

Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2009. Accrual of dividends on the Series A Preferred Stock commenced on May 21, 2006.

(3)

Represents (a) the maximum 3,344,565 shares of our common stock issuable upon conversion of all of the Series A-1 through Series A-8 Preferred Stock currently owned of record by FirstMark Fund and FirstMark Offshore Partners, as discussed in note (2) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, and (b) the following shares of our common stock issuable upon exercise of common stock warrants which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table:

Record Holder	Common Stock Warrants

FirstMark Fund	195,620

FirstMark Offshore Partners	27,573

and (c) the following shares of common stock issuable upon the conversion of Series A-9 through Series A-12 Preferred Stock issuable upon exercise of the Series A-9 through Series A-12 Preferred Stock warrants, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table:

Record Holder	Series A-9 to Series A-12 Preferred Stock Warrants as converted to Common Stock

FirstMark Fund	221,449

FirstMark Offshore Partners	31,216

The number of shares of our common stock issuable upon conversion of the Series A Preferred Stock and the exercise of the warrants which the FirstMark Fund and FirstMark Offshore Partners own of record are subject to an anti-dilution adjustment. Amounts do not include (i) Series A-1 common stock warrants that expired on May 21, 2008; (ii) Series A-2 common stock warrants that expired on September 16, 2008; (iii) Series A-3 common stock warrants that expired on December 7, 2008; and (iv) Series A-4 common stock warrants that expired on December 10, 2008 and on March 11, 2009. Amounts also do not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2009. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(4)	The address for Mr. Poch is c/o FirstMark Capital, 1221 Avenue of the Americas, New York, NY 10020.

(5)

Includes the shares of Series A Preferred Stock beneficially owned by FirstMark Capital (see note (2) to this Beneficial Ownership Table), of which Mr. Poch is a Managing Director. Mr. Poch disclaims beneficial ownership to the Series A Preferred Stock beneficially owned by FirstMark Capital, except to the extent of his pecuniary interest therein.

(6)

Represents 7,333 shares of our common stock held by Mr. Poch in his personal account plus the 3,820,423 shares of our common stock beneficially owned by FirstMark Capital (see note (3) to this Beneficial Ownership Table), of which Mr. Poch is a Managing Director. Mr. Poch disclaims beneficial ownership to our common stock beneficially owned by FirstMark Capital, except to the extent of his pecuniary interest therein.

(footnotes continued on next page)

(footnotes continued from previous page)

(7)

According to Amendment No. 7 to Schedule 13D filed with the SEC on August 17, 2007 and information provided to us by Constellation, The Bear Stearns Companies LLC, a JP Morgan Chase company (“BSCL”) is the sole managing member of Constellation Ventures Management II, LLC (“Management”) and the sole stockholder of Bear Stearns Asset Management Inc. (“BSAM”). Management is the sole managing general partner of BSC, the sole general partner of Constellation Venture and the sole general partner of Constellation Offshore. Mr. Clifford H. Friedman, who served on our Board of Directors from December 7, 2004 to August 9, 2005, is a member of Management and a senior managing director of BSAM. Mr. Thomas Wasserman, who has served as our director since August 9, 2005, is an employee of BSAM. BSAM is the sole managing member of CVC and investment adviser to BSC, Constellation Ventures, Constellation Offshore and CVC. Management, BSAM and Mr. Friedman share investment and voting control of shares beneficially owned by BSC, Constellation Ventures and Constellation Offshore. BSAM exercises sole investment and voting control of shares beneficially owned by CVC. BSCL, Management, BSAM and Mr. Friedman disclaim beneficial ownership over the shares held by BSC, Constellation Ventures, Constellation Offshore and CVC except to the extent of their pecuniary interests therein. The address for each entity in Constellation and each individual referenced in this footnote is 40 West 57th Street, 30th Floor, New York, New York 10019.

(8)	Represents (a) ownership of the following Series of Preferred Stock:

Record Holder	Series A-3	Series A-4	Series A-5	Series A-6	Series A-7

Constellation Venture	1,146,093	1,636,088	275,060	293,277	233,981
Constellation Offshore	609,897	870,649	146,373	156,068	124,512
BSC	511,085	729,590	122,657	130,781	104,338
CVC	28,617	40,852	6,866	7,321	5,841

and (b) the following Series A-11 Preferred Stock warrants which are exercisable within the 60 days following the date of this Beneficial Ownership Table:

Record Holder	Series A-11

Constellation Venture	64,417
Constellation Offshore	34,280
BSC	28,726
CVC	1,609

Does not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2009. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(9)

Represents (a) the maximum 634,715 shares of our common stock issuable upon conversion of all of the Series A Preferred Stock currently owned of record by Constellation, as discussed in note (8) to this Beneficial Ownership Table, which shares are convertible within the 60 days following the date of the Beneficial Ownership Table, and (b) the following shares of our common stock issuable upon exercise of common stock warrants which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table:

Record Holder	Common Stock Warrants

Constellation Venture	9,991
Constellation Offshore	18,776
BSC	8,372
CVC	467

and (c) the following shares of common stock issuable upon the conversion of Series A-11 Preferred Stock issuable upon exercise of the Series A-11 Preferred Stock warrants, which shares are exercisable within the 60 days following the date of this Beneficial Ownership Table:

Record Holder	Series A-11 Preferred Stock Warrants as converted to Common Stock

Constellation Venture	12,593
Constellation Offshore	6,701
BSC	5,616
CVC	314

The number of shares of our common stock issuable upon conversion of the Series A Preferred Stock and the exercise of the warrants which Constellation owns of record are subject to an anti-dilution adjustment. Amounts do not include (i) Series A-3 common stock warrants that expired on December 7, 2008; and (ii) Series A-4 common stock warrants that expired on December 10, 2008 and on March 11, 2009. Amounts do not include any shares of Series A Preferred Stock that we may issue in lieu of cash dividends on the Series A Preferred Stock for any period after May 21, 2009. Accrual of dividends on the Series A Preferred Stock commenced May 21, 2006.

(10)	Includes 6,532 shares of our common stock issuable upon exercise of options granted to Mr. Wasserman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(11)	Includes 5,032 shares of our common stock issuable upon exercise of options granted to Mr. Lerner, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(12)	Includes 5,032 shares of our common stock issuable upon exercise of options granted to Dr. Nashman, which are exercisable within the 60 days following the date of this Beneficial Ownership Table.

(footnotes continued on next page)

(footnotes continued from previous page)

(13)

Includes 21,045 shares of our common stock issuable upon exercise of options granted to Mr. Stringer and 666 shares of our common stock issuable upon vesting of restricted stock units granted to Mr. Stringer, which are exercisable in the case of options or vest in the case of restricted stock units within 60 days following the date of this Beneficial Ownership Table. Does not include 3,567 shares of our common stock issuable upon exercise of options, which are not exercisable within the 60 days following the date of this Beneficial Ownership Table nor does it include 3,726 restricted stock units which do not vest within the 60 days following the date of this Beneficial Ownership Table.

(14)

Includes 8,332 shares of our common stock issuable upon exercise of options granted to Mr. Braukman and 1,166 shares of our common stock issuable upon vesting of restricted stock units granted to Mr. Braukman, which are exercisable in the case of options or vest in the case of restricted stock units within 60 days following the date of this Beneficial Ownership Table. Does not include 8,334 shares of our common stock issuable upon exercise of options granted to Mr. Braukman, which are not exercisable within 60 days following the date of this Beneficial Ownership Table nor does it include 1,167 units which do not vest within 60 days following the date of this Benefit Ownership Table.

(15)	The address for Mr. Phillips is c/o FirstMark Capital, Inc., 1221 Avenue of the Americas, New York, NY 10020.

(16)

Does not include the shares of Series A Preferred Stock beneficially owned by FirstMark Capital (see note (2) to this Beneficial Ownership Table), of which Mr. Phillips is a Venture Partner. Mr. Phillips does not have voting power nor investment power with respect to the Series A Preferred Stock beneficially owned by FirstMark Capital.

(17)

Does not include the shares of our common stock beneficially owned by FirstMark Capital (see note (3) to this Beneficial Ownership Table), of which Mr. Phillips is a Venture Partner. Mr. Phillips does not have voting power nor investment power with respect to our common stock beneficially owned by FirstMark Capital.

(18)	The address for Mr. Wasserman is c/o Constellation Growth Capital, 40 West 57th Street, 30th Floor, New York, New York 10019.

(19)

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

(21)	Includes those Series A Preferred Stock beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

(22)	Includes those common shares beneficially owned by our current executives officers and directors, as set forth in notes to this Beneficial Ownership Table.

Restated Shareholders’ Agreement

On August 1, 2005 we entered into an Amended and Restated Shareholders’ Agreement (as amended, the “Restated Shareholders Agreement”) with Pequot (now “FirstMark Capital”), Constellation, Howard A. Pavony and Steven H. Rothman. The Restated Shareholders Agreement reflected certain amendments to the original Shareholders’ Agreement entered into by the parties on May 21, 2004, as a condition to the consummation of our sale to the FirstMark Fund and FirstMark Offshore Partners of our Series A-1 Preferred Stock.

The Restated Shareholders Agreement provides that parties agree to vote, or cause to be voted, all securities of the Company owned by such party or over which such party has voting control so that the number of directors will consist of: (i) the Company’s CEO; (ii) two directors designated by FirstMark Capital, or its assignee; (iii) one director designated by Constellation or its assignee; (iv) Mr. Rothman; (v) three “independent” directors, within the meaning of “independent” under the current rules of NASDAQ, selected by the Company’s nominating and corporate governance committee; and (vi) two additional independent directors to be selected by the CEO and reasonably acceptable to the Company’s nominating and corporate governance committee. Under certain circumstances where FirstMark Capital holds less than 25% of the securities FirstMark Capital purchased pursuant to the Purchase Agreement, the right to designate two directors in (ii) above will be reduced to one director and the above voting provisions will be adjusted in the manner described in the Restated Shareholders’ Agreement. On July 7, 2006, in connection with the termination of his employment with the Company, Mr. Rothman waived the obligation that FirstMark Capital and Constellation vote in favor of his appointment.

The obligation of the parties under the Restated Shareholders’ Agreement will expire upon the earliest to occur of (i) the completion of any voluntary or involuntary liquidation or dissolution of the Company, (ii) the sale of all or substantially all of the Company’s assets or of a majority of the outstanding equity of the Company to any person that is not a party to the Restated Shareholders’ Agreement, or (iii) December 10, 2009. Messrs. Rothman and Pavony’s obligation to vote for (i) two directors designated by FirstMark Capital, and (ii) one director designated by Constellation or its assignee, shall terminate if (a) FirstMark Capital or their assignees own less than 10% of the outstanding Series A Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to FirstMark Capital, (b) Constellation or its assignees own less than 10% of the Series A-3 Preferred Stock (or shares of our common stock issuable upon conversion thereof) issued to Constellation, or (c) any other shareholders that are introduced to the Company by FirstMark Capital own less than 10% of the shares acquired by such shareholders from the Company in a transaction not including a public offering or (ii) if Messrs. Pavony and Rothman individually own less than 10% of the number of shares of common stock owned by such person on December 10, 2004.

The Restated Shareholders Agreement also contains a provision restricting the transfer of any securities by shareholders party to the Restated Shareholders Agreement in certain circumstances.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Thomas Wasserman a director of the Company, became an employee of JP Morgan Chase & Co. as a result of its merger with Bear Stearns Companies Inc. on May 29, 2008. Since 1999, the Company has maintained a banking relationship with JP Morgan Chase. The amount the Company maintained on deposit averaged approximately $3,500,000 during fiscal 2009 and $4,415,000 during fiscal 2008. The Company paid approximately $51,000 and $19,800 in fees to JP Morgan Chase during fiscal 2009 and 2008, respectively.

During fiscal 2009 and 2008 the Company paid approximately $248,000 and $152,000, respectively in fees to Tectura Corporation (“Tectura”) for certain consulting services related to the customization and management of the Company’s accounting systems. Funds controlled by FirstMark Capital hold more than 10% of the equity securities of Tectura and Gerald A. Poch, Non-executive Chairman of the Board of the Company, is a director of Tectura.

During fiscal 2009 and 2008 the Company paid approximately $1,000,000 and $1,200,000, respectively in fees to Savvis, Inc. (“Savvis”) for certain technology and data center services. Members of the Constellation Group or funds affiliated with them held, during fiscal 2009 and 2008, more than 10% of the preferred equity securities of Savvis and Clifford Friedman, who is a member of Constellation Ventures Management II, LLC and a senior managing director of Bear Stearns Asset Management Inc., was a director of Savvis.

Director Independence

Our Independent Directors Committee, which consists only of directors who are neither members of the management nor associated with FirstMark or Constellation (or other similar investors) considers, reviews and provides guidance and oversight regarding transactions or other situations in which other Board members, who are either members of management or employees of FirstMark or Constellation (or other similar investors), have interests that may be in addition to, or different from, the interests of the shareholders in general. Additionally, we have adopted a Code of Business Conduct and Ethics which mandates that directors, officers and employees of the Company must avoid any conflicts of interest between their personal interests and the Company’s interests. Other than as set forth above, our Board does not have a specific policy regarding review of transactions involving directors, management or other related parties. However, we discourage such transactions and have historically limited the approval of such transactions to specific and rare instances with the full disclosure to, and approval of, the disinterested members of our Board.

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of the NASDAQ, we determined that all of our directors are “independent directors” as defined under the rules of the NASDAQ.

In determining director independence for fiscal 2009, the Board of Directors considered the following transactions or relationships:

              •           Any indirect payments Mr. Poch and Mr. Phillips have received from us from their affiliation with FirstMark arose solely from FirstMark’s investments in our securities. Further, while through the end of fiscal 2009, FirstMark has loaned us $6.5 million, this amount does not exceed 5% of our gross revenues for such fiscal year. FirstMark has not loaned us any other amounts in the past three fiscal years.

              •           Any indirect payments Mr. Thomas Wasserman has received from us from his affiliation with Constellation arose solely from Constellation’s investments in our securities. Further, while through the end of fiscal 2009, Constellation has loaned us $500,000, this amount does not exceed 5% of our gross revenues for such fiscal year. Constellation has not loaned us any other amounts in the past three fiscal years.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

On November 15, 2007, we were notified that certain of the partners of Goldstein Golub & Kessler LLP (“GGK”) became partners of McGladrey & Pullen in a limited asset purchase agreement. As a result, GGK resigned as our independent registered public accounting firm effective as of November 15, 2007 and McGladrey & Pullen was appointed by our Audit Committee as our new independent registered public accounting firm for the Company’s annual financial statements for the year ended March 31, 2008. Our Board of Directors has approved the selection of McGladrey & Pullen to audit our financial statements for the year ending March 31, 2009, and such appointment was ratified by the shareholders.

Through November 15, 2007, GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. Subsequent to November 15, 2007, this relationship ceased and McGladrey & Pullen established, and maintains, a similar relationship with RSM. McGladrey & Pullen has no full time employees and, therefore, none of the audit services were provided by permanent full-time employees of McGladrey & Pullen. McGladrey & Pullen manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2009	2008

Audit fees(1)	$317,500	$327,000
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—

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

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	Not applicable.

Such fees have been pre-approved by our audit committee.

Audit Committee Pre-Approval Policy

We understand the need for McGladrey & Pullen to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of McGladrey & Pullen, our Audit Committee has restricted the non-audit services that McGladrey & Pullen may provide to us primarily to merger and acquisition due diligence and audit services, and valuation services and has determined that we would obtain even these non-audit services from McGladrey & Pullen only when the services offered by McGladrey & Pullen are more effective or economical than services available from other service providers.

The Audit Committee also has adopted policies and procedures for pre-approving all non-audit work performed by McGladrey & Pullen and any other accounting firms we may retain. Specifically, the Audit Committee has pre-approved the use of McGladrey & Pullen for detailed, specific types of services within the following categories of non-audit services: merger and acquisition due diligence and audit services; valuation services; internal control reviews; and reviews and procedures that we request McGladrey & Pullen to undertake to provide assurances of accuracy on matters not required by laws or regulations. In each case, the Audit Committee has also set a specific annual limit on the amount of such services which we would obtain from McGladrey & Pullen, and has required management to report the specific engagements to the committee on a quarterly basis and to obtain specific pre-approval from the Audit Committee for all engagements.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a) Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated September 17, 2004, among Network Catalyst, Inc., William Corbin, Rocci J. Della Maggiore and MTM Technologies, Inc. *

2.2	Asset Purchase Agreement, dated December 1, 2004, by and among Vector ESP, Inc., Vector ESP Management, Inc. and Vector Global Services, Inc. and MTM Technologies, Inc. *

2.3	Stock Purchase Agreement, dated January 27, 2005, among Info Systems, Inc., Mark Stellini, Emidio F. Stellini, Jr., Jay Foggy, Richard Roux, Jennifer McKenzie and MTM Technologies, Inc. *

2.4	Merger Agreement, dated August 16, 2005, among NEXL, Inc., MTM Technologies (Massachusetts), LLC, MTM Technologies, Inc. and Clifford L. Rucker *

3.1	Fifth Restated Certificate of Incorporation dated March 5, 2009 *

3.2	Amended and Restated By-Laws *

4.1	Purchase Agreement, dated January 29, 2004, among Micros-to-Mainframes, Inc., Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. *

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

4.9

Amended and Restated Shareholders’ Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.10

Amended and Restated Registration Rights Agreement, dated August 1, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.11

Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated November 23, 2005, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.12

Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated March 29, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.13

Amendment No. 3 to the Amended and Restated Registration Rights Agreement, dated April 9, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.14

Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated May 24, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.15

Amendment No. 5 to the Amended and Restated Registration Rights Agreement, dated July 25, 2007, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.16

Amendment No. 6 to the Amended and Restated Registration Rights Agreement, dated February 13, 2009, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, FirstMark III, L.P., FirstMark III Offshore Partners, L.P., as successors-in-interest to Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC *

4.17	Columbia Voting Agreement, dated November 4, 2005 *

4.18	Series A-5 Voting Agreement, dated November 23, 2005 *

4.19	Form of the Series A-4 Warrant Certificate *

4.20	Form of the Series A-5 Warrant Certificate *

4.21	Warrant Certificate issued to National Electrical Benefit Fund (2005) *

4.22	Form of the Series A-6 Warrant Certificate *

4.23	Form of the Series A-7 Warrant Certificate *

4.24	Form of the Series A-8 Warrant Certificate *

4.25	Warrant Certificate issued to National Electrical Benefit Fund (2007) *

4.26	Warrant Certificate, evidencing 343,705 warrants registered in the name of Pequot Private Equity Fund III, LLP *

4.27	Warrant Certificate, evidencing 48,452 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. *

4.28	Form of June 11, 2008 Warrant Certificate *

4.29	Form of June 16, 2008 Warrant Certificate *

4.30	Warrant Certificate, evidencing 120,889 warrants registered in the name FirstMark III, L.P. *

4.31	Warrant Certificate, evidencing 17,042 warrants registered in the name FirstMark III Offshore Partners, L.P. *

10.1

Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, LLC Investment Management as Investment Manager and National Electrical Benefit Fund as Lender *

10.2

Amendment No.1 dated July 31, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.3

Amendment No.2 dated August 21, 2007, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender*

10.4

Amendment No.3 dated February 28, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.5

Amendment No.4 dated June 11, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.6

Amendment No.5 dated June 17, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.7

Amendment No.6 dated November 11, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.8

Amendment No.7 dated January 29, 2009, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.9

Amendment No.8 dated June 2, 2009, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.10

Amendment No.9 dated June 11, 2009, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender *

10.11	Subordination Agreement dated as of August 21, 2007, among GE Commercial Distribution Finance Corporation, and National Electrical Benefit Fund and Columbia Partners, L.L.C. Investment Management *

10.12

Credit Facilities Agreement dated August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as Borrowers, and GE Commercial Distribution Finance Corporation (“CDF”), as Administrative Agent, and CDF and the other lenders listed therein, as Lenders *

10.13

First Amendment dated August 21, 2007 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.14

Second Amendment dated February 4, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.15

Third Amendment dated February 28, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.16

Fourth Amendment dated May 16, 2008 but effective as of May 1, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.17

Fifth Amendment dated June 16, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.18

Sixth Amendment dated November 11, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.19

Seventh Amendment dated January 29, 2009 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.20

Eighth Amendment dated June 2, 2009 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.21

Ninth Amendment dated June 11, 2009 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.22

Consent to Credit Facilities Agreement dated June 16, 2008 among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender *

10.23

Letter of Credit Commitment and Repayment Agreement dated June 11, 2009 among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers, and National Electrical Benefit Fund, FirstMark III L.P., FirstMark III Offshore Partners, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., CVC II Partners LLC, BSC Employee Fund VI, L.P. and Columbia Partners, L.L.C. Investment Management as Investment Manager *

10.24

Security Agreement dated June 11, 2009 by and among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers, and Columbia Partners, L.L.C. Investment Management as Investment Manager, for the benefit of itself and National Electrical Benefit Fund, FirstMark III L.P., FirstMark III Offshore Partners, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., CVC II Partners LLC, and the BSC Employee Fund VI, L.P. *

10.25

Intellectual Property Security Agreement dated June 11, 2009 by and among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers, and Columbia Partners, L.L.C. Investment Management as Investment Manager, for the benefit of itself and National Electrical Benefit Fund, FirstMark III L.P., FirstMark III Offshore Partners, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., CVC II Partners LLC, and the BSC Employee Fund VI, L.P. *

10.26

Stock Pledge Agreement dated June 11, 2009 by and among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers, and Columbia Partners, L.L.C. Investment Management as Investment Manager, for the benefit of itself and National Electrical Benefit Fund, FirstMark III L.P., FirstMark III Offshore Partners, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., CVC II Partners LLC, and the BSC Employee Fund VI, L.P. *

10.27	Third Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $2,191,123 *

10.28	Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $2,410,235 *

10.29	Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $219,112 *

10.30	Second Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $876,449 *

10.31	Third Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $308,877 *

10.32	Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $339,765 *

10.33	Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $30,888 *

10.34	Second Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $123,551 *

10.35	Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital II, L.P. in the amount of $249,617.80 *

10.36	Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital Offshore II, L.P. in the amount of $132,834.65 *

10.37	Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of The BSC Employee Fund VI, L.P. in the amount of $111,313.95 *

10.38	Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of CVC Partners II, LLC in the amount of $6,233.60 *

10.39	Micros-to-Mainframes, Inc. 1993 Employee Stock Option Plan *

10.40	Micros-to-Mainframes, Inc. 1996 Stock Option Plan *

10.41	Micros-to-Mainframes, Inc. 1998 Stock Option Plan *

10.42	Micros-to-Mainframes, Inc. 2000 Long-Term Performance Plan *

10.43	Micros-to-Mainframes, Inc. 2002 Long-Term Performance Plan *

10.44	Micros-to-Mainframes, Inc. 2004 Equity Incentive Plan *

10.45	Form of Employee Stock Option Agreement *

10.46	MTM Technologies, Inc. Associates Stock Purchase Plan *

10.47	Form of Employee Restricted Stock Unit Agreement *

10.48	Form of Executive Stock Option Agreement *

10.49	Form of Executive Restricted Stock Unit Agreement *

10.50	Employment Agreement, dated August 10, 2006 between MTM Technologies, Inc. and Steven Stringer*

10.51	Letter Agreement, dated September 28, 2006 between MTM Technologies, Inc. and J.W. Braukman, III*

10.52	Lease Agreement, dated August 15, 2005 between 1200 High Ridge Company, LLC and MTM Technologies, Inc. *

14.1	Code of Ethics*

16.1

Letter dated November 15, 2007 from Goldstein Golub Kessler LLP (“GGK”) to MTM Technologies, Inc. notifying MTM that certain of the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement *

16.2	Goldstein Golub Kessler LLP Letter to the Securities and Exchange Commission dated November 15, 2007 *

21.1	Subsidiaries of MTM Technologies, Inc.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer, as PEO and PFO

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer, as PEO and PFO

* Incorporated by Reference. See Exhibit Index.

Financial Statements and Schedules

We have provided in Item 8 to this Annual Report on Form 10-K a complete list of the financial statements being filed with this Form 10-K. There are no financial statement schedules applicable to this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MTM TECHNOLOGIES, INC.

          We have audited the accompanying consolidated balance sheets of MTM Technologies, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTM Technologies, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, Liquidity, the Company has recurring losses from operations and a working capital deficiency at March 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          We were not engaged to examine management’s assertion about the effectiveness of MTM Technologies, Inc.’s internal control over financial reporting as of March 31, 2009 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/S/ MCGLADREY & PULLEN, LLP

New York, New York
July 13, 2009

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,

	2009	2008

ASSETS
Current assets:
Cash	$2,150	$3,210
Accounts receivable-trade, net of allowance of $867 and $974, respectively	31,193	42,207
Inventories	149	576
Prepaid expenses and other current assets	3,248	5,958

Total current assets	36,740	51,951
Property and equipment, net	6,648	10,813
Goodwill	50,346	69,960
Intangible assets, net	844	1,783
Other assets	666	968

Total assets	$95,244	$135,475

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Secured revolving credit facilities	$5,898	$8,100
Inventory financing agreements	9,769	15,801
Related party notes payable	6,833	2,431
Accounts payable	12,712	18,603
Accrued expenses	2,633	4,225
Deferred revenue	4,564	5,734
Current portion of capital lease obligations	113	383

Total current liabilities	42,522	55,277

Secured promissory note	28,117	23,578
Long-term accrued interest on secured promissory note	13,523	6,538
Other long-term liabilities	2,591	3,135

Total liabilities	86,753	88,528

Shareholders’ equity:
Series A preferred stock, $.001 par value; 44,750,000 and 39,300,000 shares authorized; 31,369,986 and 29,569,259 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	71,311	66,515
Common stock, $.001 par value; 150,000,000 shares authorized, 912,511 and 890,228 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	1	1
Additional paid-in capital	50,543	54,151
Accumulated deficit	(113,364)	(73,720)

Total shareholders’ equity	8,491	46,947

Total liabilities and shareholders’ equity	$95,244	$135,475

See Notes to Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,

	2009	2008

Net revenues:
Products	$122,485	$171,940
Services	52,220	70,745

Total net revenues	174,705	242,685

Costs and expenses:
Cost of products sold	102,085	144,831
Cost of services provided	32,814	42,283
Selling, general and administrative expenses	49,494	62,326
Goodwill impairment	19,614	—

Total costs and expenses	204,007	249,440

Operating loss	(29,302)	(6,755)

Interest (expense) and other, net	(10,442)	(6,628)

Loss before income tax provision	(39,744)	(13,383)

(Benefit from) provision for income taxes	(100)	1,022

Net loss	$(39,644)	$(14,405)

Preferred stock dividend	(4,890)	(4,509)

Net loss available to common shareholders	$(44,534)	$(18,914)

Net loss per common share:
Basic and Diluted	$(49.31)	$(21.79)

Weighted average number of common shares outstanding:
Basic and Diluted	903	868

See Notes to Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit

	Number of Shares	Amount	Number of Shares	Amount			Total

Balance at March 31, 2007	22,646	$54,307	795	$1	$54,326	$(59,315)	$49,319
Issuance of preferred stock	5,431	8,051			1,131		9,182
Dividends on Series A preferred stock	1,492	4,157			(4,510)		(353)
Additional warrants issued for secured promissory note					476		476
Issuance of common stock to employees pursuant to employee stock plans			10	—	71		71
Issuance of common stock in connection with Nexl acquisition			85	—	1,358		1,358
Warrants issued with related party notes payable					75		75
Stock-based compensation expense					1,224		1,224
Net loss						(14,405)	(14,405)

Balance at March 31, 2008	29,569	66,515	890	1	54,151	(73,720)	46,947
Dividends on Series A preferred stock	1,801	4,796			(4,890)		(94)
Issuance of common stock to Board			6	—	35		35
Issuance of common stock to employees pursuant to employee stock plans			17	—	20		20
Warrants issued with related party notes payable					265		265
Stock-based compensation expense					962		962
Net loss						(39,644)	(39,644)

Balance at March 31, 2009	31,370	$71,311	913	$1	$50,543	$(113,364)	$8,491

See Notes to Consolidated Financial Statements.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,

	2009	2008

OPERATING ACTIVITIES:
Net loss	$(39,644)	$(14,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	19,614	—
Provision for uncollectible accounts	148	(168)
Depreciation	6,311	7,268
Amortization of intangibles	939	2,026
Provision for deferred income taxes	(219)	772
Amortization of debt discount	706	553
Non-cash interest on secured subordinated promissory note	6,985	3,723
Amortization of debt issuance costs	589	590
Stock-based compensation	997	1,224
Non-cash interest on note payable	479	17
Loss on disposal of fixed assets	47	—
Cash provided/(used) by changes in operating assets and liabilities:
(Increase)decrease in assets:
Accounts receivable	10,713	3,927
Inventories	427	1,634
Prepaid expenses and other current assets	2,348	(1,159)
Other assets	302	111
Increase(decrease) in liabilities:
Accounts payable and accrued expenses	(8,169)	(17,310)
Deferred revenue	(1,170)	(743)

Net cash provided by (used in) operating activities	1,403	(11,940)

INVESTING ACTIVITIES:
Additions to property and equipment	(2,193)	(2,368)

Net cash used in investing activities	(2,193)	(2,368)

FINANCING ACTIVITIES:
Repayments on secured revolving credit facility	(2,202)	(2,592)
(Repayments) borrowings on inventory financing	(6,032)	4,443
Proceeds from issuance of preferred stock, net	—	9,182
Proceeds from issuance of related party notes payable	4,344	2,500
Proceeds from issuance of secured promissory note	3,929	—
Common stock issued under stock plans	20	71
Principal payments on capital lease obligations	(329)	(525)

Net cash(used in) provided by financing activities	(270)	13,079

Net decrease in cash	(1,060)	(1,229)
Cash at beginning of year	3,210	4,439

Cash at end of year	$2,150	$3,210

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,621	$1,937
Income taxes	$101	$181
Supplemental disclosure of non-cash financing activities:
Series A Preferred Stock dividend accrued	$4,890	$4,509
Series A Preferred Stock dividend settled with preferred stock	$4,796	$4,157
Warrants issued in connection with notes payable	$265	$75
Warrants issued in connection with secured promissory note	$—	$476
Supplemental disclosure of non-cash investing activities:
Common stock issued to settle contingent consideration relative to acquisition	$—	$1,358
Non-cash adjustments to goodwill	$—	$27

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

The Company purchases software, computers and related products directly from suppliers as either an authorized dealer or a value-added reseller. The Company has entered into authorization agreements with major suppliers, which can be terminated by the suppliers, with or without cause, upon short notice, or immediately upon the occurrence of certain events. The sales of products from the Company’s two largest suppliers accounted for 27% and 26% of all product sales for the year ended March 31, 2009. The Company believes that it has excellent relationships with its major suppliers; however, there can be no assurance that the aforementioned agreements will be renewed. If these agreements are not renewed, the Company may have difficulty in obtaining inventory at an amount to allow for profitable resale at a competitive market price.

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

The consolidated financial statements have been prepared by the Company under the assumption that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these consolidated financial statements the Company has considered the liquidity issues below which may raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity

The Company sustained net losses during the fiscal years ended March 31, 2009 and 2008. The Company’s decline in performance during fiscal 2009 continued to be impacted by a weaker US economy and reduced access to business credit. The Company’s business requires significant levels of working capital to fund future revenue growth and current operations. Working capital at March 31, 2009 was a deficit of $(5.8) million as compared to a working capital deficit of $(3.3) million at March 31, 2008. The Company has historically relied on and continues to rely heavily on, trade credit from vendors and its credit facilities for its working capital needs. The Company has made a concerted effort to improve its working capital position over the past few years and during fiscal 2009 had taken significant measures to further reduce headcount, streamline operations, consolidate facilities and manage costs in response to the impact of the economic downturn. The Company has also significantly reduced its infrastructure investment by limiting future capital expenditures including, the internal development of purchased and developed software. The Company continues to drive accounts receivable and has made strong progress in collecting overdue accounts. The Company continues to actively pursue additional financing arrangements including the successful negotiation in June of fiscal 2010 of an additional $7.0 million in borrowing capacity under our existing Credit Facilities Agreement with GE Commercial Distribution Finance Corporation (“CDF”), See Note 12 Subsequent Events and most recently prior to that the Company was able to secure an additional $2.0 million in financing during the fourth quarter of fiscal 2009; $1.0 million from the Investors and an increase of $1.0 million under the CP/NEBF Credit Agreement. We were also able to complete several other financing arrangements with the Investors over the past two years amounting to $6.0 million, we secured an additional $3.0 million in financing under our Secured Promissory Note with CP Investment Management and NEBF during the first quarter of fiscal 2009, and issued additional shares of Series A Preferred Stock raising over $9.0 million in the prior fiscal year alone.

The Company’s ability to continue as a going concern, however, is contingent upon its ability to obtain debt and or capital financing in order to meet obligations that mature in fiscal 2010; including the Company’s current Credit Facilities Agreement with CDF, which matures in March 2010, See Note 12 Subsequent Events as well as the Company’s ability to restructure its operations in order to improve future operating results and to generate cash flow.

The Company’s immediate liquidity and capital requirements going forward will depend on numerous factors, including general economic conditions and conditions in the financial services, government and technology industry in particular; the ability to extend or refinance its current maturities; the ability to negotiate additional flexibility in borrowing restrictions and reserves under its current financing facilities and vendor lines of credit; the Company’s dependence on third party licenses and the Company’s ability to maintain its status as an authorized reseller/service provider of IT products; the cost effectiveness of our product and service development activities and our ability to reduce and leverage our centralized infrastructure, all of which may impact the Company’s ability to fund its operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. To the extent that the Company’s existing capital resources are insufficient to meet its working capital requirements, the Company will seek to raise additional funds or seek additional financing arrangements. However, no assurance can be given that such financing may be obtained on terms attractive to the Company, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital when needed could have a material adverse effect on its business, operating results and financial condition.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. Credit risk related to trade accounts receivable is limited due to the large number of customers and their dispersion across geographic areas. The Company did not have any customer at March 31, 2009 or 2008 which accounted for more than 10% of its total accounts receivable. At March 31, 2009 the combined top four customer balances accounted for approximately 11% of the Company’s total accounts receivable. Credit is extended to customers based on an evaluation of their financial condition in an effort to reduce the risk of loss. Collateral is generally not required.

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

Information relating to the allowance for doubtful accounts is as follows (in thousands):

	Beginning of Year	Additions (a)	Deductions (b)	End of Year

Year ended March 31,
2008	$1,552	$—	$578	$974
2009	$974	$148	$255	$867

(a)	Includes bad debt provisions.

(b)	Includes write-offs for uncollectible accounts receivables and net changes to allowance estimates.

Inventories

Inventories, comprised principally of computer hardware and software, are stated at the lower of cost or market using the first-in, first-out method.

Fair Value of Financial Instruments

The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. All current assets are carried at their cost and current liabilities are recorded at their contract amount, which approximates fair value because of their short term nature. The carrying value of short-term financing arrangements approximates fair value because interest rates over the relative term of these instruments approximate current market interest rates. The fair value of the Company’s long-term debt obligations is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment

Property and equipment, which includes assets under capital leases, are stated at cost and are depreciated using the straight-line method over estimated useful lives, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or economic life of the related improvement. Expenditures which extend the useful lives of the existing assets are capitalized. The cost of maintenance and repairs are charged to operations as incurred. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net earnings.

The Company incurred approximately $6.3 million and $7.3 million of depreciation and amortization expense for the years ended March 31, 2009 and 2008, respectively.

The following is a summary of property and equipment held by the Company at:

	March 31,

(in thousands)	2009	2008

Furniture, fixtures and office equipment	$17,544	$16,662
Software and software development costs	18,904	17,276
Capitalized lease equipment	708	1,650
Leasehold Improvements	2,567	2,532
Vehicles	97	783

	39,820	38,903
Less: accumulated depreciation and amortization	(33,172)	(28,090)

Property and equipment, net	$6,648	$10,813

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated fair values. Because the Company has fully integrated its acquisitions, it has determined that it has only one reporting unit for purposes of testing for goodwill impairment.

In the fourth quarter of fiscal 2009, the Company conducted its annual assessment of goodwill for impairment. The Company performed extensive valuation analyses, utilizing both income and market approaches, in its goodwill assessment process. Over the past few quarters the Company has experienced a significant decline in its stock price for both common and preferred stock resulting in a lower estimated fair value of the Company. The decline in the fair value of the Company below its book value is also attributable to the current economic crisis and lower than expected revenues and cash flows, and the uncertainty related to future cash flows. As a result, for the year ended March 31, 2009, the Company recorded a pretax impairment charge of $19.6 million to reduce the carrying value of the Company’s goodwill. Additional impairment charges could be recognized in the near term if current conditions continue to decline. No goodwill impairment charge was required for the year ended March 31, 2008.

The change in goodwill during the years ended March 31, 2008 and 2009, respectively, was as follows (in thousands):

Balance at March 31, 2007	$69,987

Purchase price adjustment of previous acquisition	(27)

Balance at March 31, 2008	69,960

Goodwill impairment	(19,614)

Balance at March 31, 2009	$50,346

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

Definite-lived intangibles, which mainly consist of client relationships, are amortized over their estimated useful lives, three to five years.

Intangible assets consist of the following at:

	March 31,

(in thousands)	2009	2008

Client relationships	$8,915	$8,915
Know-how	710	710
Non-compete agreements	250	250

	9,875	9,875
Less: accumulated amortization	(9,031)	(8,092)

Intangible assets, net	$844	$1,783

Amortization expense amounted to approximately $0.9 million and $2.0 million for the years ended March 31, 2009 and 2008, respectively. Estimated amortization expense for each of the next few fiscal years is as follows (in thousands):

Year ending March 31,

2010	$506
2011	338

Total	$844

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Long-lived assets include property and equipment. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the fiscal years ended March 31, 2009 and 2008, no such impairment existed.

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Leases

The Company leases office space under operating leases. Most lease agreements contain rent escalation clauses and/or contingent rent provisions. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space.

Accounting for Stock-Based Compensation

The Company maintains several stock equity incentive plans under which incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”) may be granted to employees (including officers), consultants, independent contractors, and non-employee directors. The Company also has an Associate Stock Purchase Plan (“ASPP”). Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS No. 123(R)”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based compensation expense represents the cost related to stock-based awards granted by the Company. RSUs issued by the Company are equivalent to nonvested shares, as defined by SFAS No. 123(R). No stock-based compensation expense was recognized in the consolidated financial statements related to the ASPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment. See Note 6 Stock and Benefit Plans for additional details.

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

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented.

The Reverse Stock Split was implemented to avoid being delisted from the NASDAQ Stock Market (the “NASDAQ”) due to the failure to comply with the minimum bid price requirement.

On May 14, 2008, the Company received a NASDAQ Staff Determination indicating our failure to comply with NASDAQ Marketplace Rule 4310(c)(4)- the minimum bid price requirement- for continued listing, and that our securities were subject to delisting from The NASDAQ Capital Market. Pursuant to the NASDAQ rules, we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). The hearing request stayed the suspension of trading and delisting of our Common Stock. Following a hearing held on July 10, 2008, the Panel, by letter dated July 16, 2008, indicated that MTM had regained compliance with the continued listing standards of the NASDAQ. Accordingly, the Panel determined to continue the listing of the Company’s shares on the NASDAQ.

Per Share Data

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Dilutive securities, which are convertible into 3.9 million and 2.5 million common shares as of March 31, 2009 and 2008, respectively, have not been included in the weighted-average shares used for the calculation of earnings per share for the years then ended since the effect of such securities would be anti-dilutive.

Income Taxes

Deferred income taxes are provided, using the asset and liability method, for temporary differences between financial and tax reporting purposes which arise principally from the deductions related to the allowances for doubtful accounts, certain capitalized software costs, the basis of inventory and differences arising from book versus tax depreciation methods. A valuation allowance for deferred tax assets will be established if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. We have recorded a 100% valuation allowance against the deferred tax assets as of March 31, 2009 and 2008.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 will have on the useful lives of its intangible assets, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Related Party Notes Payable

The Company has issued and sold a series of unsecured subordinated promissory notes and warrants to the Investors during the period from February 28, 2008 to March 31, 2009 as follows:

Issue Date	Party to Promissory Note	Principal Amount	Price per share if Interest is Paid in Series A Preferred Stock			Number of Warrants Issued	Exercise Price of Warrants	Warrant Exercisable Expiration Date	Preferred Stock Series

2/28/08	FirstMark III L.P.	$2,191,123	$0.561	(a	)	343,705	$0.6375	March 29, 2012	A-9
2/28/08	FirstMark III Offshore Partners, L.P.	$308,877	$0.561	(a	)	48,452	$0.6375	March 29, 2012	A-9
6/11/08	FirstMark III L.P.	$2,410,235	$0.33	(b	)	642,729	$0.375	June 11, 2012	A-10
6/11/08	FirstMark III Offshore Partners, L.P.	$339,765	$0.33	(b	)	90,604	$0.375	June 11, 2012	A-10
6/16/08	FirstMark III L.P.	$219,112	$0.341	(b	)	56,545	$0.3875	June 16, 2012	A-11
6/16/08	FirstMark III Offshore Partners, L.P.	$30,888	$0.341	(b	)	7,971	$0.3875	June 16, 2012	A-11
6/16/08	Constellation Venture Capital II, L.P.	$249,618	$0.341	(b	)	64,417	$0.3875	June 16, 2012	A-11
6/16/08	Constellation Venture Capital Offshore II, L.P.	$132,834	$0.341	(b	)	34,280	$0.3875	June 16, 2012	A-11
6/16/08	The BSC Employee Fund VI, L.P.	$111,314	$0.341	(b	)	28,726	$0.3875	June 16, 2012	A-11
6/16/08	CVC II Partners, LLC	$6,234	$0.341	(b	)	1,609	$0.3875	June 16, 2012	A-11
1/29/09	FirstMark III L.P.	$876,449	$0.638	(c	)	120,889	$0.7250	February 11, 2013	A-12
1/29/09	FirstMark III Offshore Partners, L.P.	$123,551	$0.638	(c	)	17,042	$0.7250	February 11, 2013	A-12

	Total Investors Notes (d)	$7,000,000

(a) On February 28, 2008, the Company issued and sold to FirstMark promissory notes in the principal amount of $2,500,000 (the “FirstMark 08 Notes”) and warrants entitling FirstMark to purchase 392,157 shares of the Company’s Series A-9 Preferred Stock at an exercise price of $0.6375 per share (the “FirstMark A-9 Warrants”). The FirstMark 08 Notes bear interest at a rate per annum equal to 8.5%. Interest on the FirstMark 08 Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-9 Preferred Stock at a price per share of $0.561. Proceeds from the FirstMark Notes were used to fund working capital needs.

On March 28, 2008, the Company and FirstMark amended the FirstMark 08 Notes (the “Amended FirstMark Notes”) to change the maturity as follows: thirty percent (30%) of the principal amount of the Amended FirstMark Notes ($750,000) was due and payable on December 28, 2008, and the remaining principal balance and all interest accrued from February 28, 2008 to the date of payment of the principal amount is due on March 28, 2009.

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

The June FirstMark Notes and the Constellation Notes are due and payable in full on December 15, 2009 and bear interest at a rate per annum equal to 8.5%. Interest on the June FirstMark Notes and the Constellation Notes is due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-10 Preferred Stock or Series A-11 Preferred Stock (as noted in the chart above).

The holders of the FirstMark A-10 and A-11 Warrants and the Constellation A-11 Warrants, collectively (the “June Warrants”) may exercise the purchase rights represented by the June Warrants at any time. Cashless exercise is permitted. The Company allocated and charged approximately $0.2 million to debt discount, which will be amortized over the life of the June FirstMark Notes and the Constellation Notes to interest expense, and assigned and credited to additional paid in capital approximately $0.2 million for the fair value of the June Warrants. The values attributed to the June Warrants were determined utilizing the Black-Scholes model.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(c) On January 29, 2009, the Company issued and sold to FirstMark the following Promissory Notes (the “FirstMark 09 Notes”): (1) a promissory note in the principal amount of $876,449 to FirstMark III L.P., and (2) a promissory note in the principal amount of $123,551 to FirstMark III Offshore Partners, L.P. The FirstMark 09 Notes bear interest at a rate per annum equal to 15%. Interest on the FirstMark 09 Notes shall be due and payable in cash or, at the option of the Company, in shares of the Company’s Series A-12 Preferred Stock at a price per share of $0.638. Proceeds from the FirstMark 09 Notes were used to fund working capital needs.

On February 11, 2009, the Company and FirstMark amended the FirstMark 09 Notes (the “Amended FirstMark 09 Notes”) to (i) change the maturity date from February 13, 2009 (or the date on which the Company obtained all necessary consents from its Senior Lenders to such payment if later) to December 15, 2009, (ii) change the interest rate on overdue unpaid principal or interest from 10.5% to 16.5% and (iii) change the priority of payments if the Company is not able to pay the full amounts due under all of its Subordinated Promissory Notes, such that payments to FirstMark with respect to all Subordinated Promissory Notes held by it (the “FirstMark Notes”) have first preference over the Constellation Notes.

On February 11, 2009, the Company also issued warrants to FirstMark (the “FirstMark A-12 Warrants”) entitling: (i) FirstMark III L.P. to purchase 120,889 shares of the Company’s Series A-12 Preferred Stock and (ii) FirstMark III Offshore Partners, L.P. warrants to purchase 17,042 shares of the Company’s Series A-12 Preferred Stock, both at an exercise price of $0.725 per share. The holders of the FirstMark A-12 Warrants may exercise the purchase rights represented by the FirstMark A-12 Warrants at any time. Cashless exercise is permitted.

(d) The Second Amended FirstMark Notes together with the June FirstMark Notes, the Constellation Notes and the Amended FirstMark 09 Notes, collectively are sometimes referred to herein as the “Investors Notes”. At March 31, 2009 the balance of the Investors Notes was approximately $6.8 million, net of debt discounts. At March 31, 2009, approximately $0.5 million in interest has been accrued on the Investors Notes and is payable at maturity. FirstMark currently owns approximately 57% of the Company’s voting stock and had the right to acquire up to 62% of the Company’s voting stock. Gerald A. Poch and Sterling Phillips are members of the Company’s Board of Directors and are also affiliated with FirstMark. Additionally, Constellation currently owns approximately 15% of the Company’s voting stock and has the right to acquire up to 15% of the Company’s Voting Stock. Thomas Wasserman is a member of the Company’s Board of Directors and is also affiliated with Constellation.

The Company entered into an amendment to the Investors Notes (the “Amendment”) on February 11, 2009. The Amendment (i) amends all Subordinated Promissory Notes issued to FirstMark (or its predecessors) or Constellation to change the priority of payments if the Company is not able to pay the full amounts due under all of its Subordinated Promissory Notes, such that payments to FirstMark with respect to the FirstMark Notes have first preference over the Constellation Notes; (ii) amends the Constellation Notes to provide that the rights of Constellation to the payment of principal and interest with respect to such Constellation Notes are subordinated to the payment rights of FirstMark in connection with the FirstMark Notes (as well as the payment rights of the Senior Lenders with respect to the Senior Debt); and (iii) provides for the express subordination of the payment of the Constellation Notes to the prior payment in full of the FirstMark Notes.

The foregoing description of the Investors Notes and the related warrants as well as the Amendment does not purport to be complete, and is qualified in its entirety by reference to the full text of such documents, which are incorporated by reference herein.

The right of repayment of principal and interest on the Investors Notes is subordinated to the rights and security interest of (i) CDF in connection with the August 21, 2007 Credit Facilities Agreement with CDF, as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement, See Note 3 Credit Facilities, and (ii) Columbia Partners, L.L.C. Investment Management, as Investment Manager, and National Electric Benefit Fund (“NEBF”), as Lender, in connection with the November 23, 2005, secured credit agreement (the “CP/NEBF Credit Agreement”), See Note 5 Long-term Debt - Secured Promissory Note, (CDF and NEBF collectively, the “Senior Lenders” and the Credit Facilities Agreement and the CP/NEBF Credit Agreement collectively, the “Senior Debt”). While any default or event of default has occurred and is continuing with respect to any Senior Debt, the Company is prohibited from making any payments or distribution in respect of the Investors Notes.

Upon an event of default, as set forth in the Investors Notes, the holders of the Investors Notes may declare all amounts outstanding under the Investors Notes immediately due and payable and exercise other remedies permitted by the Investors Notes or at law or in equity, subject to the above mentioned subordination. A more complete description of the Investors Notes can be found in its entirety by reference to the full text of the applicable documents.

Note 3. Credit Facilities

On August 21, 2007, the Company entered into a secured Credit Facilities Agreement (the “Credit Facilities Agreement”) with CDF as Administrative Agent, GECC Capital Markets Group, Inc. as Sole Lead Arranger and Sole Bookrunner, and CDF and the other lenders listed in the Credit Facilities Agreement as (the “Lenders”), providing a combined maximum availability of up to $34 million.

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

The Revolving Credit Facility under the Credit Facilities Agreement encompasses a two year revolving credit facility, unless earlier terminated by the Company or the Lenders, for up to $15 million, subject to a borrowing base based on eligible accounts receivable, minus the sum of any outstanding Swingline Loan, Floorplan Shortfall, Letter of Credit Exposure, and Bid Bonds, and certain other limitations. All amounts under the Credit Facilities Agreement are due upon the termination thereof, subject to optional prepayment in accordance with the terms of the Credit Facilities Agreement, and mandatory repayment of any Swingline Loan in the event that any of the Lenders fails to pay its allocated portion thereof. Amounts borrowed under the Revolving Credit Facility bear interest at LIBOR plus 3.5%, or LIBOR plus 4.5% during any default period.

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

The Letter of Credit Facility under the Credit Facilities Agreement will allow the Company to request standby letters of credit and commercial letters of credit for the account of the Company from time to time up to the lesser of $2 million or then applicable availability limits less certain outstanding obligations of the Company under the Credit Facilities Agreement. As of March 31, 2009, the Company has no outstanding letters of credit.

During fiscal 2008 and 2009, the Company entered into several amendments to the Credit Facilities Agreement with CDF in order to modify certain terms including the definitions regarding certain covenant calculations, eligible accounts receivable, and floor plan inventory value, to consent to and approve various indebtedness incurred by the Company and to update disclosures.

On November 13, 2008, the Company entered into the Sixth Amendment to the Credit Facilities Agreement with CDF (the “Sixth Amendment”), whereby CDF modified effective September 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with the Maximum Total Funded Indebtedness to EBITDA covenant for the period ended September 30, 2008. Certain other provisions of the Sixth Amendment, as reflected above, became effective as of November 1, 2008 whereby CDF (a) amended the definition of “Eligible Accounts” to exclude previously allowed items, (b) reduced the Revolving Credit Facility to $15 million from $20 million and increased the Floorplan Loan Facility to $20 million from $14 million, (c) increased the cash reserve applicable to the Borrowing Base to $1,750,000 for the period November 1, 2008 to December 31, 2008, for all other times $1,500,000: minus and (d) modified the definition of the adjusted LIBOR rate and increased the LIBOR Increment to 3.5% from 3.0%.

On February 3, 2009, the Company entered into the Seventh Amendment to the Credit Facilities Agreement with CDF (the “Seventh Amendment”), whereby CDF modified effective December 1, 2008 the Minimum EBITDA financial covenant and waived compliance with the Maximum Total Funded Indebtedness to EBITDA covenant for the period ended December 31, 2008. Certain other provisions of the Seventh Amendment became effective subsequent to December 31, 2008, whereby CDF (a) amended certain definitions and other provisions related to other creditor indebtedness, intercreditor documents, subordinated indebtedness and FirstMark indebtedness and (b) increased the cash reserve applicable to the Borrowing Base to $1,750,000: minus from $1,500,000: minus, effective December 31, 2008.

The Credit Facilities Agreement, as amended through March 31, 2009 requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.00 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008; Minimum EBITDA, as defined, for the fiscal quarter ending on March 31, 2009 of $800,000, and for the fiscal quarter ending on June 30, 2009 of $2,000,000; Minimum Excess Cash/Marketable Securities plus Availability of $1,500,000 on the last day of each calendar month; and Minimum Liquidation Multiple of 1.20 to 1.00 as of the last day of each fiscal month; as well as restrictions on the Company’s ability to incur certain additional indebtedness, and various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

Upon a breach or an event of default by the Company with respect to any of the Investors Notes or the Senior Debt not cured by the Company within any applicable grace period, any of the Lenders may terminate the Credit Facilities Agreement and/or declare all amounts outstanding under the Credit Facilities Agreement immediately due and payable and exercise other remedies including foreclosure of the security for the obligations under the Credit Facilities Agreement.

As of March 31, 2009, the Company was not in compliance with all covenants and was in default of certain other provisions prescribed under the Credit Facility. On June 2, 2009, the Company entered into the Eighth Amendment to the Credit Facilities Agreement with CDF, (the “Eighth Amendment”), whereby CDF waived all existing defaults. In consideration of CDF agreeing to the Eighth Amendment and the waivers contained therein the Company agreed to pay an Eighth Amendment fee of $250,000.

Available funds under the Credit Facilities Agreement as of March 31, 2009, net of the $1,750,000 cash reserve, amounted to approximately $2,400,000.

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,

	2009	2008

Accrued interest	$639	$79
Acquisition related costs	260	984
Compensation related costs	558	1,174
Accrued sales tax	383	778
Accrued rent	103	480
Accrued other	689	730

	$2,633	$4,225

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5. Long-Term Debt

Secured Promissory Note

On November 23, 2005, the Company entered into the CP/NEBF Credit Agreement and accompanying promissory note in the principal amount of $25 million (the “CP/NEBF Note”), with Columbia Partners, L.L.C. Investment Management, as Investment Manager (“CP Investment Management”), and NEBF, as Lender (the “Lender”). During fiscal 2008 and 2009, the Company entered into several amendments to the CP/NEBF Credit Agreement in order to modify certain terms including extending the maturity date, subordinating the CP/NEBF Note, modifying certain financial covenants, consenting to and approving various indebtedness incurred by the Company and to update disclosures.

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

The amount outstanding on the CP/NEBF Amended Note bears interest equal to 4.52%; of which the Applicable Current Cash Rate of interest was 1% per annum through August 21, 2008, which rate was increased to 2% per annum through November 22, 2009, and then will increase to 8% per annum thereafter. The Applicable Current Cash Rate is payable quarterly in cash and all remaining interest will accrue and only become due at maturity. Pursuant to Amendment No. 5, upon maturity or in the event of acceleration or upon the occurrence of certain liquidity events, the Company will pay a payment premium in respect of the Note equal to an amount which, when combined with previous payments made, will yield an internal rate of return to the Lender of 15% per annum from the Closing Date, except during any period in which an Event of Default shall have occurred and be continuing, in which case the internal rate of return for such period shall be adjusted to 17% per annum. At March 31, 2009, $13.7 million in interest has been accrued on the Note, $0.2 million is accrued and payable within the next quarter, and $13.5 million is accrued and is payable at maturity.

Required financial covenants under the CP/NEBF Agreement are less restrictive in nature and coincide substantially with those under the Credit Facilities Agreement. The CP/NEBF Credit Agreement requires, among other things, that the Company maintain certain financial covenants including Maximum Total Funded Indebtedness to EBITDA, as defined, of not greater than 4.40 to 1.00 for the preceding four fiscal quarters then ended, beginning with the period ended March 31, 2008.

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

On January 29, 2009, the Company entered into Amendment No. 7 to the CP/NEBF Credit Agreement with CP Investment Management and the Lender, whereby each of Investment Manager and Lender (a) consented to and approved the incurrence by the Company of certain unsecured subordinated indebtedness to FirstMark in the principal amount up to $1,000,000, and the issuance of warrants in connection therewith, (b) obtained a waiver of certain terms of the CP/NEBF Credit Agreement in relation to the foregoing request, (c) modified effective December 1, 2008 certain financial covenants and financial covenant definitions and waived compliance with the Maximum Total Funded Indebtedness to EBITDA covenant for the period ended December 31, 2008, and (d) amended the existing CP/NEBF Note to increase the principal amount by $1,000,000 to $29,000,000. Proceeds from the additional funding of $1,000,000 were used to fund working capital needs.

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

As of March 31, 2009, the Company was not in compliance with all covenants and was in default of certain other provisions prescribed under the CP/NEBF Credit Agreement. On June 2, 2009, the Company entered into Amendment No. 8, with CP Investment Management and the Lender, to the CP/NEBF Credit Agreement (“Amendment No. 8”), whereby CP Investment Management and the Lender waived all existing defaults.

On November 23, 2005, in connection with the issuance of the CP/NEBF Note the Company issued and sold to the Lender a warrant entitling the Lender to purchase 46,666 shares of the Company’s Common Stock at an exercise price of $60.90 per share (the “Lender Warrant”), the Company allocated and charged $2.2 million to debt discount, which will be amortized over the life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid in capital $2.2 million for the fair value of the Lender Warrant. The Company is permitted to settle the warrants with unregistered shares. On August 21, 2007, in connection with the Subordination Agreement, the Company issued a second Warrant to the Lender for the right to purchase up to the maximum number of 46,666 shares of the Company’s Common Stock at an exercise price of $17.55 per share (collectively with the Lender Warrant, the “Lender Warrants”), and allocated and charged $0.5 million to debt discount, which will be amortized over the remaining life of the CP/NEBF Amended Note to interest expense, and assigned and credited to additional paid-in capital $0.5 million for the fair value of the second Warrant. The values attributed to the Lender Warrants were determined utilizing the Black-Scholes model.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6. Stock and Benefit Plans

The Company maintains several stock equity incentive plans under which incentive stock options, non-qualified stock options, stock bonuses and RSUs may be granted to employees (including officers), consultants, independent contractors, and non-employee directors.

Stock Option Plans:

The 1993 Employee Stock Option Plan, the 1996 Stock Option Plan and the 1998 Stock Options Plan, all previously adopted by the Company have expired. Accordingly, we can no longer grant new options under such plans. The Company had also adopted a 2000 Long-Term Performance Plan, which provides for the award of an aggregate of 23,333 shares of our common stock, of which, as of March 31, 2009, 8,666 shares are subject to outstanding awards; and a 2002 Long-Term Performance Plan, which provides for the award of an aggregate of 16,666 shares of our common stock of which, as of March 31, 2009, 1,998 shares are subject to outstanding awards. The Company has chosen, with the approval of the Board of Directors, not to grant future options from the 2000 and 2002 Plans.

Lastly, the Company adopted a 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the award of an aggregate of 400,000 shares of our common stock, of which, as of March 31, 2009, 28,048 shares have been issued upon the exercise of options and vested RSUs and 188,170 shares are subject to outstanding awards. Under the terms of the 2004 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years) and generally expire ten years from the date of grant. At March 31, 2009, we had outstanding options and RSUs to purchase approximately 0.2 million shares of common stock and approximately 0.2 million shares of common stock are available for future awards.

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

Total stock-based compensation cost recognized in the consolidated statement of operations in selling, general and administrative expenses for the years ended March 31, 2009 and 2008 was as follows:

	March 31,

(in thousands)	2009	2008

Stock-based compensation expense by type of award:
Stock options	$863	$1,083
Stock bonus	35	—
Restricted stock units	99	141

Total stock-based compensation	997	1,224
Tax effect on stock-based compensation	—	—

Net effect of stock-based compensation on net loss	$997	$1,224

No income tax benefit has been recognized in the consolidated statement of operations related to stock-based compensation expense, due to the Company fully reserving against the related deferred tax assets.

On April 2, 2008, the Board of Directors approved an aggregate stock bonus of 5,666 shares to those directors who are not employees of the Company and who were not appointed to the Board of Directors by either FirstMark or Constellation. The shares were fully vested at the date of grant.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

Consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, the fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Year Ended March 31,

	2009	2008

Expected term	5.9 years	4.4 years
Expected stock price volatility	84%	73%
Risk-free interest rate	2.7%	3.8%
Expected dividend yield	0%	0%
Weighted-average grant-date fair value of options granted	$1.45	$7.50

The expected term of the options represents the estimated period of time until exercise and is based on historical exercise patterns and expectations of future employee behavior. The risk-free interest rate is based on United States Treasury instruments as of the grant dates and represents the yields on securities for terms equal to the expected term of the options. Expected volatility is calculated based on historical volatility of the Company’s common stock over the expected term of the stock option. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

A summary of stock option activity under these plans as of March 31, 2009 and 2008, and changes during the years then ended, is presented below:

	Number of Shares	Weighted- Average Exercise Price	(In the money options) Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term

Outstanding at March 31, 2007	207,802	$44.25	$11,130	6.8 years
Granted	91,467	12.97
Exercised	(133)	11.25
Canceled/Expired	(74,442)	42.60

Outstanding at March 31, 2008	224,694	$31.99	$—	7.4 years
Granted	22,682	2.74
Exercised	—	—
Canceled/Expired	(51,810)	20.25

Outstanding at March 31, 2009	195,566	$31.71	$—	6.6 years

Exercisable at March 31, 2009	139,489	$37.54	$—	5.8 years

Expected to vest after March 31, 2009	50,988	$18.25	$—	8.4 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all in the money options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The unrecognized stock-based compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of March 31, 2009 was approximately $0.4 million and is expected to be recognized over a weighted average period of 1.8 years. Relatively all of the remaining outstanding options are expected to vest.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding as of March 31, 2009 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.66-$9.00	21,848	9.3	$4.12	1,832	$8.22
$9.01-$14.55	41,723	8.2	$14.28	21,075	$14.19
$14.56-$21.60	12,063	3.8	$18.90	10,763	$19.27
$21.61-$33.00	50,225	5.7	$32.50	41,891	$32.40
$33.01-$48.75	35,345	5.2	$44.03	31,778	$43.87
$48.76-$60.75	25,008	6.8	$56.44	23,152	$56.16
$60.76-$78.30	9,354	5.9	$73.44	8,998	$73.79

	195,566	6.6	$31.71	139,489	$37.54

Restricted Stock Units

RSUs are awarded to eligible employees under the 2004 Plan and entitle the grantee to receive shares of common stock at the end of a vesting period, typically annually over four years, subject to the employee’s continuing employment. A summary of the status of RSUs nonvested shares as of March 31, 2009 and changes during the year then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at April 1, 2008	15,006	$27.09
Granted	—	—
Vested	(3,317)	29.31
Forfeited	(3,128)	24.16

Nonvested at March 31, 2009	8,561	$27.30

As of March 31, 2009 there was $0.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan for RSUs. That cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of shares vested during the years ended March 31, 2009 and 2008 were approximately $0.1 million and $0.1 million, respectively.

Associate Stock Purchase Plan

Effective April 15, 2005, the Company adopted the MTM Technologies, Inc. Associate Stock Purchase Plan. The ASPP allows eligible employees to contribute up to 15% of their base earnings to a maximum annual contribution of $25,000 toward the semi-annual purchase of the Company’s common stock. The employee’s purchase price is 95% of the fair market value of the stock on the last business day of the offering period. Employees may purchase shares up to a maximum of 233 shares per offering period. The total numbers of shares issuable under the ASPP is 66,666. From the inception of the ASPP through March 31, 2009, the Company has issued approximately 23,000 shares of common stock to the ASPP at an average price of $11.06. Of the 416 associates eligible to participate, approximately 11 were participants in the ASPP during fiscal 2009. No stock-based compensation expense was recognized in the consolidated financial statements related to the ASPP, since the related purchase discounts did not exceed the amount allowed under SFAS No. 123(R) for non-compensatory treatment. Effective April 1, 2009, the Company discontinued the ASPP.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Savings Plan

MTM maintains a voluntary defined contribution savings plan (the “MTM 401(k) Plan”) covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. Beginning April 1, 2006, MTM adopted a discretionary match contribution of 25% for the first 6% of each employee’s eligible contribution, senior management was excluded from receiving this match. Eligible participants become fully vested in the match following four years of qualified service. Effective December 1, 2008 the Company suspended payment of any matching contributions to the participants under the MTM 401(k) Plan. The Company contributed approximately $217,000 and $336,000 to the MTM 401(k) Plan for the years ended March 31, 2009 and 2008, respectively.

Note 7. Shareholders’ Equity

Common Stock

At March 31, 2008 and 2009, respectively, the Company had 150,000,000 shares of Common Stock authorized, par value $.001 per share.

As described in Note 1 under Reverse Stock Split, on June 25, 2008, the Company affected a Reverse Stock Split of its Common Stock at a split ratio of 1-for-15. Shareholders’ equity reflects the stock split by reclassifying to “Additional paid-in capital” from “Common Stock” an amount equal to the change in par value of the shares arising from the Reverse Stock Split. The par value and the amount of authorized shares were not impacted by the Reverse Stock Split. All outstanding options, restricted stock units, warrants and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. As of March 31, 2009, there were approximately 913,000 shares of Common Stock outstanding.

Preferred Stock

At March 31, 2008, the Company had authorized 48,000,000 shares of preferred stock, 39,300,000 of which were designated Series A Preferred Stock, par value $.001 per share and 8,700,000 of which were “blank check” preferred stock, par value $.001 per share. At March 31, 2008, there were approximately 29,600,000 shares of Series A Preferred Stock issued.

Effective upon the filing of the Fifth Restated Certificate of Incorporation on March 6, 2009 the Company increased the authorized number of shares of Series A Preferred Stock from 39,300,000 shares to 44,750,000 shares, including the designation of 1,200,000 shares of Series A-9 Preferred Stock, 1,900,000 shares of Series A-10 Preferred Stock, 600,000 shares of Series A-11 Preferred Stock and 500,000 shares of Series A-12 Preferred Stock. No preferred stock from the A-9 to A-12 series is outstanding. The Company has issued Preferred Stock Warrants for these series, see Note 2 Related Party Notes Payable. The holders of the Series A-9 to A-12 Preferred Stock Warrants may exercise the purchase rights represented by the respective warrants at any time. Cashless exercise is permitted.

As of March 31, 2009, the Company had authorized 48,000,000 shares of preferred stock, 44,750,000 shares of which are designated Series A Preferred Stock, par value $.001 per share and 3,250,000 shares of which are “blank check” preferred stock, par value $.001 per share. As of March 31, 2009, there were approximately 31,370,000 shares of Series A Preferred Stock issued.

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

On April 9, 2007, FirstMark exercised its option to purchase additional shares under the A-6 Purchase Agreement and the Company issued and sold to FirstMark 517,526 shares of Series A-6 Convertible Preferred Stock and Series A-6 Warrants to purchase 10,349 shares of the Company’s common stock for an aggregate purchase price of $0.8 million. This transaction resulted in a further adjustment to the conversion price of each of the series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $0.7 million to Series A Preferred Stock and assigned and credited to additional paid-in capital $0.1 million for the fair value of the warrants. The value attributed to the Series A-6 warrants was determined by utilizing Black-Scholes.

On May 24, 2007, the Company entered into the A-7 Purchase Agreement with the Investors to sell to the Investors up to an aggregate of $5.0 million of Series A-7 Convertible Preferred Stock, together with warrants to purchase additional shares of common stock. On May 24, 2007, the Company issued and sold to FirstMark 3,753,127 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 75,062 shares of the Company’s common stock for an aggregate purchase price of $4.5 million. At the same time, the Company also granted an option to Constellation to purchase up to 417,015 shares of Series A-7 Preferred Stock and Series A-7 Warrants to purchase up to 8,338 shares of the Company’s common stock. On May 30, 2007 Constellation exercised its rights under the foregoing options and the Company issued and sold to Constellation 417,015 shares of Series A-7 Preferred Stock and 8,338 Series A-7 Warrants for an aggregate purchase price of $0.5 million. This transaction resulted in a further adjustment to the conversion price of each of the series of Series A Preferred Stock. During the first quarter of fiscal 2008 the Company allocated and recorded $4.4 million to Series A Preferred Stock and assigned and credited to additional paid-in capital $0.6 million for the fair value of the warrants. The value attributed to the Series A-7 warrants was determined by utilizing Black-Scholes.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 25, 2007, the Company entered into the A-8 Purchase Agreement with FirstMark, whereby the Company issued and sold to FirstMark 743,415 shares of Series A-8 Convertible Preferred Stock and Series A-8 Warrants to purchase up to 59,472 shares of the Company’s common stock for an aggregate purchase price of $3.5 million. This transaction resulted in a further adjustment to the conversion price of each of the series of Series A Preferred Stock. Each share of Series A-8 Convertible Preferred Stock is convertible into four shares of the Company’s common stock at a conversion price equal to $1.1770 per share (subject to adjustment). During the second quarter of fiscal 2008 the Company allocated and recorded $3.0 million to Series A Preferred Stock and assigned and credited to additional paid-in capital $0.5 million for the fair value of the warrants. The value attributed to the Series A-8 warrants was determined by utilizing Black-Scholes.

In the event of any liquidation of the Company, the holders of the Series A Preferred Stock shall be entitled to be paid in preference to any distribution to holders of common stock, in an amount per share equal to the sum of the applicable Series A Purchased Shares Purchase Price plus any accrued but unpaid dividends on the Series A Preferred Stock.

The following table sets forth the Series A Preferred Stock and associated warrants issued to the Investors under the various purchases agreements, including in-kind dividends paid.

	No. of Shares (in thousands)		Purchase Price

Series A-1 Convertible Preferred Stock	3,774		$2.15
Series A-2 Convertible Preferred Stock	2,319		$2.75
Series A-3 Convertible Preferred Stock	4,459		$3.25
Series A-4 Convertible Preferred Stock	9,096		$3.25
Series A-5 Convertible Preferred Stock	3,567		$3.25
Series A-6 Convertible Preferred Stock	2,796		$1.485
Series A-7 Convertible Preferred Stock	4,555		$1.199
Series A-8 Convertible Preferred Stock	804		$4.708

	31,370	(a)

	No. of Warrants (in thousands)		Exercise Price

Series A-1 Common Stock Warrants	—	(b)
Series A-2 Common Stock Warrants	—	(b)
Series A-3 Common Stock Warrants	—	(b)
Series A-4 Common Stock Warrants	37	(c)	$60.90
Series A-5 Common Stock Warrants	30		$60.90
Series A-6 Common Stock Warrants	51		$24.45
Series A-7 Common Stock Warrants	83		$19.7835
Series A-8 Common Stock Warrants	59		$19.4205

	260

	No. of Warrants (in thousands)		Exercise Price

Series A-9 Preferred Stock Warrants	392		$0.6375
Series A-10 Preferred Stock Warrants	733		$0.3750
Series A-11 Preferred Stock Warrants	194		$0.3875
Series A-12 Preferred Stock Warrants	138		$0.7250

	1,457	(d)

(a)

The funds raised from the sales of Series A Convertible Preferred Stock were used to fund the cash portion of the purchase price for the Company’s various acquisitions, as well as for working capital and general corporate purposes.

(b)	The option to exercise the A-1, A-2 and the A-3 Common Stock Warrants expired on May 21, 2008, September 16, 2008 and on December 7, 2008, respectively.

(c)	The option to exercise 41,024 and 24,612 of the A-4 Common Stock Warrants expired on December 10, 2008 and on March 11, 2009, respectively.

(d)	See Note 2 Related Party Notes Payable regarding details of the transactions involving the Preferred Stock Warrants.

The funds raised from the sales of Series A Convertible Preferred Stock were used to fund the cash portion of the purchase price for the Company’s various acquisitions, as well as for working capital and general corporate purposes.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Beginning May 21, 2006, the Series A Preferred Stock began to accrue dividends, payable semi-annually in arrears, in an amount equal to 6% of the applicable Series A purchase price. Until and including November 21, 2009 dividends may, at the option of the Company, be paid in cash or in shares of the applicable Series A Preferred Stock valued at the applicable Series A purchase price. During fiscal 2009 the Company paid $4.8 million in preferred dividends for the period November 21, 2007 to November 20, 2008 in the form of 1,800,727 shares of Series A Preferred Stock. The Series A purchase prices ranged from $1.199 to $4.708. For the year ended March 31, 2009, the Company has accrued and charged to equity $4.9 million in preferred dividends. At March 31, 2009 $1.8 million was accrued in preferred dividends for the period beginning November 21, 2008. The Preferred Stock Series A-1 to A-8 purchase prices accrued range from $1.199 to $4.708. Dividends are accrued as other long-term liabilities since the current intention of the Company is to pay dividends in the form of equity.

Note 8. Income Taxes

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The application of FIN 48 did not have any impact on the Company’s consolidated balance sheets, statements of operations, or statements of cash flows during the years ended March 31, 2009 and 2008, respectively.

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The (benefit from) provision for income taxes consisted of the following (in thousands):

	Year Ended March 31,

	2009	2008

Current:
Federal	$—	$—
State	119	250

	119	250
Deferred:
Federal	(191)	673
State	(28)	99

	(219)	772

(Benefit from) provision for income taxes	$(100)	$1,022

The reconciliations of income tax (benefit) provision computed at the federal statutory tax rates to actual income tax (benefit) provision are as follows (in thousands):

	Year Ended March 31,

	2009	2008

Tax benefit at federal statutory rates applied to pretax loss	$(13,479)	$(4,898)
State income taxes, net of federal benefit	91	149
Federal income taxes	(191)	673
Changes in valuation allowance	6,766	3,676
Other permanent items	6,900	476
Adjustments to prior provisions	(187)	946

(Benefit from) provision for income taxes	$(100)	$1,022

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to the net short-term deferred income tax asset are presented below (in thousands):

	March 31,

	2009	2008

Reserve for bad debts	$338	$380
Inventory	1	11
Accrued compensation	53	—

	392	391
Valuation allowance	(392)	(391)

Total short-term deferred income tax asset	$—	$—

The tax effects of temporary differences that give rise to the net long-term deferred income tax asset (liability) are presented below (in thousands):

	March 31,

	2009	2008

Property and Equipment, net	$(4,521)	$(3,837)
Goodwill	(2,894)	(2,524)
Other	36	50
Net operating loss	35,101	27,268
Research and development credit	190	190

	27,912	21,147
Valuation allowance	(28,465)	(21,919)

Net long-term deferred income tax asset (liability)	$(553)	$(772)

At March 31, 2009, the Company has net operating loss carry forwards of approximately $90 million to offset taxable income through the year 2029. Realization of the benefit of the carry forward losses depends on earning sufficient taxable income before expiration of loss carry forwards. The utilization of the net operating loss carry forwards may also be limited as a result of “change of ownership” provision under section 382 of the Internal Revenue Services Code. At March 31, 2009 and 2008, the Company has established a valuation allowance that offsets the deferred tax assets.

Note 9. Related Party Transactions

During fiscal 2009 and 2008 the Company paid approximately $248,000 and $152,000, respectively in fees to Tectura Corporation (“Tectura”) for certain consulting services related to the customization and management of the Company’s accounting systems. Funds controlled by FirstMark Capital hold more than 10% of the equity securities of Tectura and Gerald A. Poch, Non-executive Chairman of the Board of the Company, is a director of Tectura.

During fiscal 2009 and 2008 the Company paid approximately $1,000,000 and $1,200,000, respectively in fees to Savvis, Inc. (“Savvis”) for certain technology and data center services. Members of the Constellation Group or funds affiliated with them held, during fiscal 2009 and 2008, more than 10% of the preferred equity securities of Savvis and Clifford Friedman, who is a member of Constellation Ventures Management II, LLC and a senior managing director of Bear Stearns Asset Management Inc., was a director of Savvis.

MTM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Commitments and Contingencies

Lease Commitments

The Company leases 21 locations for its administrative and operational functions under operating leases expiring at various dates through 2016. Certain leases are subject to escalation based on the Company’s share of increases in operating expenses for the locations. In addition, the Company leases equipment, software and vehicles used in operations under both operating and capital leases.

Future annual minimum lease payments including estimated escalation amounts under non-cancelable operating and capital leases as of March 31, 2009 are as follows (in thousands):

	Total	Operating	Capital

Year Ending March 31,
2010	$2,924	$2,811	$113
2011	2,559	2,553	6
2012	1,595	1,595	—
2013	1,266	1,266	—
2014	739	739	—
Thereafter	1,635	1,635	—

	$10,718	$10,599	$119

Rental expense for operating leases including amounts from non-cancelable leases approximated $2.9 million and $3.2 million for the years ended March 31, 2009 and 2008, respectively.

Legal Proceedings

From time to time, in the normal course of business, various claims are made against the Company. Except for the proceedings described below, there are no material proceedings to which the Company is a party.

On January 22, 2009, the parties entered into a Confidential Settlement Agreement and Release of Claims (“Mhanna Confidential Settlement”) with the plaintiff in the lawsuit styled Amanda Mhanna v. MTM Technologies, Inc, et al., filed on December 4, 2007 in the Superior Court of the State of California. The plaintiff, a former Company employee, alleged discrimination, harassment, retaliation and other causes of action against the defendants, and sought an unstated amount of compensatory and punitive damages, attorneys’ fees, and costs. Under the terms of the Mhanna Confidential Settlement all claims against Company and the individual defendant have been dismissed with prejudice and without admission of liability or wrongdoing.

On May 18, 2009, the parties entered into a Confidential Settlement Agreement and Release of Claims (“Patel Confidential Settlement”) with the plaintiff in the lawsuit styled Sonal Patel v. MTM Technologies, Inc, et al., filed on March 14, 2008 in the Superior Court of the State of California. The plaintiff, a former Company employee, alleged hostile work environment, harassment, and intentional infliction of emotional distress against the defendants and sought an unstated amount of compensatory and punitive damages, attorneys’ fees, and costs. Under the terms of the Patel Confidential Settlement all claims against Company and the individual defendant have been dismissed with prejudice and without admission of liability or wrongdoing.

As permitted under New York law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2009.

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

Note 12. Subsequent Events

NEBF Guarantee

On May 29, 2009, the Company received a $1,900,000 advance from CDF under the Credit Facilities Agreement. As a condition of such advance, CDF required NEBF to enter into a Limited Guarantee for the benefit of CDF, whereby NEBF guaranteed the repayment obligations of the $1,900,000 advance to the Company (the “NEBF Guarantee”).

Letter of Credit Agreement

On June 11, 2009, the Company entered into a Letter of Credit Commitment and Reimbursement Agreement with NEBF, CP Investment Management, FirstMark and Constellation (collectively, the “L/C Guarantors”) and CP Investment Management, as Investment Manager for the L/C Guarantors (the “L/C Agreement”). As a condition of CDF continuing to make advances under the Credit Facilities Agreement, CDF required that one or more of the L/C Guarantors provide letters of credit in the aggregate amount of $8,500,000 to provide credit support and additional collateral to secure the Companies’ obligations under the CDF Credit Facilities Agreement. The terms of the L/C Agreement provide that the letters of credit shall expire no later than May 31, 2010.

The Company is obligated to reimburse the L/C Guarantors for any drawing made on a letter of credit immediately following any payment made by the issuing bank of such letter of credit. The Company is required to pay a drawing fee equal to the amount required to provide the L/C Guarantors with a 15% rate of return on drawings made on the letters of credit. Additionally, in the event of a Change of Control, Event of Default or Liquidity Event (as such terms are defined in the L/C Agreement), the Company is required to pay to the L/C Guarantors a Success Fee payable in cash in the amount of $34,000,000.

To secure the repayment obligations of the Company under the L/C Agreement (including the obligation to pay the Success Fee), the Company has granted to CP Investment Management, as Investment Manager, a security interest in: (i) all of the Companies’ rights, title and interest in and to certain property of the Company pursuant to a Security Agreement between the Company and the L/C Guarantors; (ii) certain trademarks of the Company pursuant to an Intellectual Property Security Agreement between the Company and the L/C Guarantors; and (iii) 100% of the capital stock of the Company pursuant to a Stock Pledge Agreement between the Company and the L/C Guarantors.

FirstMark and Constellation Notes

The Company entered into a Second Amendment to the Investors Notes (the “Second Amendment”) on June 11, 2009. The Second Amendment (i) amends all of the Investors Notes to extend the maturity dates to November 30, 2010 from December 15, 2009; (ii) amends the FirstMark Notes to provide that the rights of FirstMark to the payment of principal and interest with respect to such FirstMark Notes are subordinated to the payment rights of CP Investment Manager, as Investment Manager for the L/C Guarantors under the L/C Agreement; and (iii) amends the Constellation Notes to provide that the rights of Constellation to the payment of principal and interest with respect to such Constellation Notes are subordinated to the payment rights of CP Investment Manager, as Investment Manager for the L/C Guarantors under the L/C Agreement.

Credit Facilities Agreement

On June 2, 2009 and June 11, 2009, the Company entered into, respectively, the Eighth and Ninth Amendments to the Credit Facilities Agreement with CDF. The Eighth Amendment provides for, among other things, (a) an acknowledgement of the NEBF Guarantee; (b) the waiver by CDF of the Companies’ existing defaults as of June 2, 2009 under the Credit Facilities Agreement; (c) the termination of all existing Commitments and replacement with new Facilities comprised of a $15,000,000 Revolving Loan Facility and a $15,000,000 Floorplan Loan Facility, with the aggregate limit of such Facilities not to exceed $25,000,000; and (d) amendments to certain definitions and the elimination of most financial covenants, including Maximum Total Funded Indebtedness to EBITDA, Minimum EBITDA and the Minimum Liquidation Multiple. The Ninth Amendment provides for, among other things, (a) consent to the incurrence by the Company of the indebtedness provided for in the L/C Agreement, (b) amendments relating to the L/C Agreement, (c) consent to the sale by the Company of its facilities business, (d) a change in the maturity date of the Revolving Loan Facility under the Credit Facilities Agreement to March 31, 2010 from August 21, 2009, and (e) amendments to certain definitions including the computation of the Borrowing Base and (f) amendments to representations and warranties.

On June 29, 2009 CDF consented to certain extensions to the compliance provisions under the Credit Facilities Agreement to July 14, 2009 and agreed to modify certain other qualification provisions related to the issuance of the 2009 annual financial statements.

CP/NEBF Credit Agreement

On June 2, 2009 and June 11, 2009, the Company entered into Amendments No. 8 and 9, respectively, to the CP/NEBF Credit Agreement with CP Investment Management, as Investment Manager and NEBF, as Lender. Amendment No. 8 provides for, among other things, (a) the waiver by CP Investment Management and NEBF of the Companies’ existing defaults as of June 2, 2009 under the terms of the CP/NEBF Credit Agreement; (b) the Companies’ guarantee of reimbursement of payments made by NEBF under the NEBF Guarantee; (c) setting the interest rate equal to (i) 4.52% per annum for the term between the date of issuance and June 30, 2010, and (ii) 8.00% per annum thereafter; with (iii) the Current Cash Rate for April 1, 2009 through June 30, 2010 reduced to 0% on an annualized basis, and then the rate will increase to 8% per annum thereafter; (d) an amendment to the definition of “Senior Indebtedness” and the elimination of all financial covenants; and (e) the waiver by the Company of any claims it may have against CP Investment Management and NEBF existing or occurring on or prior to the date of Amendment No. 8. Amendment No. 9 provides for, among other things, (a) consent to the incurrence by the Company of the indebtedness provided for in the L/C Agreement, (b) amendments relating to the L/C Agreement, (c) consent to the sale by the Company of its facilities business; and (d) amendments to certain definitions and rights of CP Investment Management and NEBF.

The Eighth Amendment and Amendment No. 8 were intended to provide the MTM with bridge financing until the Ninth Amendment and Amendment No. 9 could be finalized.

Any term not otherwise defined in this discussion has the meaning ascribed to such term in the respective agreement or amendment thereto.

Going Dark

On July 13, 2009, the Company’s Board of Directors voted to voluntarily deregister MTM’s common stock under the Exchange Act and become a non-reporting company. In connection therewith, the Board of Directors approved the filing of Post-Effective Amendments to the Company’s previously filed Forms S-3 and S-8 to deregister all shares unsold to date pursuant to such forms, and, after the filing of this Form 10-K, to file with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to terminate its reporting obligations under the Exchange Act. Once the Company files the Form 15, its obligation to file reports and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K, will be suspended immediately. The deregistration of the Company’s common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 is filed. The Company is eligible to deregister under the Exchange Act because its common stock is held by fewer than 300 shareholders of record.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTM TECHNOLOGIES, INC.

Dated: July 14, 2009	By:	/S/ STEVEN STRINGER

Steven Stringer
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ GERALD A. POCH	Chairman of the Board of Directors	July 14, 2009

Gerald A. Poch

/S/ STEVEN STRINGER	President and Chief Executive Officer	July 14, 2009
(Principal Executive Officer)
Steven Stringer	(Principal Financial and Accounting Officer)

	Senior Vice President and Chief Financial Officer	July , 2009

J.W. Braukman III

/S/ KEITH B. HALL	Director	July 14, 2009

Keith B. Hall

/S/ WILLIAM LERNER	Director	July 14, 2009

William Lerner

/S/ ALVIN E. NASHMAN	Director	July 14, 2009

Alvin E. Nashman

/S/ STERLING PHILLIPS	Director	July 14, 2009

Sterling Phillips

/S/ ARNOLD J. WASSERMAN	Director	July 14, 2009

Arnold J. Wasserman

/S/ THOMAS WASSERMAN	Director	July 14, 2009

Thomas Wasserman

MTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2009

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

3.1

Fifth Restated Certificate of Incorporation dated March 5, 2009 [Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Date of Report: March 3, 2009), filed with the Securities and Exchange Commission on March 6, 2009.]

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

4.16

Amendment No. 6 to the Amended and Restated Registration Rights Agreement, dated February 13, 2009, among MTM Technologies, Inc., Steven Rothman, Howard Pavony, FirstMark III, L.P., FirstMark III Offshore Partners, L.P., as successors-in-interest to Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., The BSC Employee Fund VI, L.P. and CVC II Partners, LLC [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: March 3, 2009), filed with the Securities and Exchange Commission on March 6, 2009.]

4.17

Columbia Voting Agreement, dated November 4, 2005 [Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (Date of Report: November 4, 2005), filed with the Securities and Exchange Commission on November 4, 2005.]

4.18

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

4.21

Warrant Certificate issued to National Electrical Benefit Fund [Incorporated by reference to Exhibit 10.5 to the registrants Current Report on Form 8-K (Date of Report: November 22, 2005), filed with the Securities and Exchange Commission on November 29, 2005.]

4.22

Form of the Series A-6 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: March 29, 2007), filed with the Securities and Exchange Commission on April 2, 2007.]

4.23

Form of the Series A-7 Warrant Certificate [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: May 24, 2007), filed with the Securities and Exchange Commission on May 31, 2007.]

4.24

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

4.26

Warrant Certificate, evidencing 343,705 warrants registered in the name of Pequot Private Equity Fund III, LLP [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: February 28, 2008), filed with the Securities and Exchange Commission on March 3, 2008.]

4.27

Warrant Certificate, evidencing 48,452 warrants registered in the name of Pequot Offshore Private Equity Partners III, L.P. [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: February 28, 2008), filed with the Securities and Exchange Commission on March 3, 2008.]

4.28

Form of the June 11, 2008 Warrant Certificate [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

4.29

Form of the June 16, 2008 Warrant Certificate [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2008), filed with the Securities and Exchange Commission on June 17, 2008.]

4.30

Warrant Certificate, evidencing 120,889 warrants registered in the name FirstMark III, L.P. [Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K (Date of Report: February 11, 2009), filed with the Securities and Exchange Commission on February 18, 2009.]

4.31

Warrant Certificate, evidencing 17,042 warrants registered in the name FirstMark III Offshore Partners, L.P. [Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 11, 2009), filed with the Securities and Exchange Commission on February 18, 2009.]

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

10.3

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

10.5

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

10.7

Amendment No.6 dated November 11, 2008, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 14, 2008.]

10.8

Amendment No.7 dated January 29, 2009, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Date of Report: January 29, 2009), filed with the Securities and Exchange Commission on February 4, 2009.]

10.9

Amendment No.8 dated June 2, 2009, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: June 1, 2009), filed with the Securities and Exchange Commission on June 4, 2009.]

10.10

Amendment No.9 dated June 11, 2009, to the Credit Agreement, dated November 23, 2005, among MTM Technologies, Inc., MTM Technologies (California), Inc., MTM Technologies (Texas), Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc. as borrowers and Columbia Partners, L.L.C. Investment Management, as Investment Manager and National Electrical Benefit Fund, as Lender [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.11

Subordination Agreement dated as of August 21, 2007, among GE Commercial Distribution Finance Corporation, and National Electrical Benefit Fund and Columbia Partners, L.L.C. Investment Management [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: August 21, 2007), filed with the Securities and Exchange Commission on August 23, 2007.]

10.12

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

10.13

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

10.14

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

10.15

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

10.16

Fourth Amendment dated May 16, 2008 but effective as of May 1, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission on June 24, 2008].

10.17

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

10.18

Sixth Amendment dated November 11, 2008 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission on November 14, 2008.]

10.19

Seventh Amendment dated January 29, 2009 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: January 29, 2009), filed with the Securities and Exchange Commission on February 4, 2009.]

10.20

Eighth Amendment dated June 2, 2009 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 1, 2009), filed with the Securities and Exchange Commission on June 4, 2009.]

10.21

Ninth Amendment dated June 11, 2009 to Credit Facilities entered into as of August 21, 2007 among MTM Technologies, Inc, MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC, and Info Systems, Inc., as Borrowers, and GE Commercial Distribution Finance Corporation as Administrative Agent and the sole lender [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.22

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

10.23

Letter of Credit Commitment and Repayment Agreement dated June 11, 2009 among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers, and National Electrical Benefit Fund, FirstMark III L.P., FirstMark III Offshore Partners, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., CVC II Partners LLC, BSC Employee Fund VI, L.P. and Columbia Partners, L.L.C. Investment Management as Investment Manager [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.24

Security Agreement dated June 11, 2009 by and among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers, and Columbia Partners, L.L.C. Investment Management as Investment Manager, for the benefit of itself and National Electrical Benefit Fund, FirstMark III L.P., FirstMark III Offshore Partners, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., CVC II Partners LLC, and the BSC Employee Fund VI, L.P. [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.25

Intellectual Property Security Agreement dated June 11, 2009 by and among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers, and Columbia Partners, L.L.C. Investment Management as Investment Manager, for the benefit of itself and National Electrical Benefit Fund, FirstMark III L.P., FirstMark III Offshore Partners, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., CVC II Partners LLC, and the BSC Employee Fund VI, L.P. [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.26

Stock Pledge Agreement dated June 11, 2009 by and among MTM Technologies, Inc., MTM Technologies (US), Inc., MTM Technologies (Massachusetts), LLC and Info Systems, Inc., as borrowers, and Columbia Partners, L.L.C. Investment Management as Investment Manager, for the benefit of itself and National Electrical Benefit Fund, FirstMark III L.P., FirstMark III Offshore Partners, L.P., Constellation Venture Capital II, L.P., Constellation Venture Capital Offshore II, L.P., CVC II Partners LLC, and the BSC Employee Fund VI, L.P. [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.27

Third Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $2,191,123 [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.28

Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $2,410,235 [Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.29

Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $219,112 [Incorporated by reference to Exhibit 10.10 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.30

Second Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III, L.P. in the amount of $876,449 [Incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.31

Third Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $308,877 [Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.32

Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $339,765 [Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.33

Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $30,888 [Incorporated by reference to Exhibit 10.14 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.34

Second Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of FirstMark III Offshore Partners, L.P. in the amount of $123,551 [Incorporated by reference to Exhibit 10.15 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.35

Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital II, L.P. in the amount of $249,617.80 [Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.36

Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of Constellation Venture Capital Offshore II, L.P. in the amount of $132,834.65 [Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.37

Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of The BSC Employee Fund VI, L.P. in the amount of $111,313.95 [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.38

Amended and Restated Subordinated Promissory Note dated June 11, 2009 issued by MTM Technologies, Inc. in favor of CVC Partners II, LLC in the amount of $6,233.60 [Incorporated by reference to Exhibit 10.19 of the registrant’s Current Report on Form 8-K (Date of Report: June 11, 2009), filed with the Securities and Exchange Commission on June 17, 2009.]

10.39

Micros-to-Mainframes, Inc. 1993 Employee Stock Option Plan [Incorporated by reference to Exhibit 10.2 to Amendment Number 2 to the registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on July 14, 1993.]

10.40

Micros-to-Mainframes, Inc. 1996 Stock Option Plan [Incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]

10.41

Micros-to-Mainframes, Inc. 1998 Stock Option Plan [Incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 2, 1998.]

10.42

Micros-to-Mainframes, Inc. 2000 Long-Term Performance Plan [Incorporated by reference to Exhibit 99.B1 to the Company’s definitive Schedule 14A, filed with the Securities and Exchange Commission on September 25, 2000.]

10.43

Micros-to-Mainframes, Inc. 2002 Long-Term Performance Plan [Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 4, 2005.]

10.44

Micros-to-Mainframes, Inc. 2004 Equity Incentive Plan [Incorporated by reference to Appendix L to the proxy statement contained as part of the Company’s definitive Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2004.]

10.45

Form of Employee Stock Option Agreement [Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.]

10.46

MTM Technologies, Inc. Associates Stock Purchase Plan [Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 1, 2005.]

10.47

Form of Employee Restricted Stock Unit Agreement [Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A (Date of Report: March 31, 2006), filed with the Securities and Exchange Commission on September 12, 2006.]

10.48

Form of Executive Stock Option Agreement [Incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K/A (Date of Report: March 31, 2006), filed with the Securities and Exchange Commission on September 12, 2006.]

10.49

Form of Executive Restricted Stock Unit Agreement [Incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A (Date of Report: March 31, 2006), filed with the Securities and Exchange Commission on September 12, 2006.]

10.50

Employment Agreement, dated August 10, 2006 between MTM Technologies, Inc. and Steven Stringer [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 10, 2006), filed with the Securities and Exchange Commission on August 14, 2006.]

10.51

Letter Agreement, dated September 28, 2006 between MTM Technologies, Inc. and J.W. Braukman, III [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: September 28, 2006), filed with the Securities and Exchange Commission on October 3, 2006.]

10.52

Lease Agreement, dated August 15, 2005 between 1200 High Ridge Company, LLC and MTM Technologies, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Date of Report: August 15, 2005), filed with the Securities and Exchange Commission on August 19, 2005.]

14.1

Code of Ethics [Incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission on June 24, 2008].

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

21.1	Subsidiaries of MTM Technologies, Inc.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Steven Stringer, as PEO and PFO

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Steven Stringer, as PEO and PFO